Form 10-K
period 2006-12-31
MOTIENT CORP
filed 2007-03-30
CIK 913665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

                                       OR

    |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________
                        Commission file number: 000-23044

                               MOTIENT CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                                 93-0976127
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

       12010 Sunset Hills Road, Reston, VA                      20190
    (Address of principal executive offices)                  (Zip Code)

                                 (703) 483-7800
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   |_| Yes   |X| No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.   |_| Yes   |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   |X| Yes   |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer  |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   |_| Yes   |X| No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant's most recently completed second fiscal quarter, June 30, 2006, as reported on the Pink Sheets, was approximately $442,414,763 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

As of March 15, 2007, the Registrant had 81,574,213 outstanding shares of Common Stock.

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                                                                              Page

                                     PART I

Cautionary Note Regarding Forward-Looking Statements                                             4
Item 1.     Business                                                                             5
Item 1A.    Risk Factors                                                                        23
Item 1B.    Unresolved Staff Comments                                                           49
Item 2.     Properties                                                                          49
Item 3.     Legal Proceedings                                                                   49
Item 4.     Submission of Matters to a Vote of Security Holders                                 51

                                     PART II

Item 5.     Market for Registrant's Common Equity Related Stockholder Matters and Issuer
            Purchases of Equity Securities                                                      52
Item 6.     Selected Financial Data                                                             55
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                               56
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                          75
Item 8.     Financial Statements and Supplementary Data                                         75
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                                75
Item 9A.    Controls and Procedures                                                             75
Item 9B.    Other Information                                                                   78
                                    PART III

Item 10.    Directors, Executive Officers and Corporate Governance                              79
Item 11.    Executive Compensation                                                              79
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters                                                         79
Item 13.    Certain Relationships and Related Transactions and Director Independence            79
Item 14.    Principal Accountant Fees and Services                                              79

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules                                          79

Financial Statements of Motient                                                                F-1

Financial Statements of MSV                                                                    M-1

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

                              Basis of Presentation

In this report:

     o "TerreStar" refers only to TerreStar Networks Inc. and does not refer to any future subsidiary thereof or to TerreStar's majority stockholder, Motient Corporation.

     o The terms "we", "our", and "us" refer to Motient Corporation and its subsidiaries and TerreStar, except where the context otherwise requires or as otherwise indicated.

     o "Motient" refers to Motient Corporation, which through Motient Ventures Holding Inc. is TerreStar's majority stockholder.

                                     PART I
                                     ------

Item 1.  Business.
------------------

Overview

Our Business Segments

Motient Corporation (with its subsidiaries, "Motient" or the "Company") currently owns two wireless communications businesses. Its primary business is TerreStar Networks Inc. ("TerreStar"). As of December 31, 2006, Motient also owns 19% of another satellite communications company, called Mobile Satellite Ventures LP, ("MSV"), and 39% of MSV's controlling limited partner, SkyTerra Communications, Inc. ("SkyTerra"). Motient does not have operating control of MSV or SkyTerra. Motient's investments in TerreStar and MSV are governed by stockholder agreements with the other equity owners of those entities, and its interest in SkyTerra is non-voting. Motient is also the controlling shareholder of TerreStar Global Ltd. ("TerreStar Global").

In September 2006, we sold, both directly and indirectly through our ownership of shares of corporations in which we and certain funds affiliated with Columbia Capital and Spectrum Equity Investors were stockholders, approximately 10.3 million limited partnership units of MSV and all of our shares of common stock of MSV's corporate general partner, to SkyTerra in exchange for approximately
25.5 million shares of SkyTerra non-voting common stock and 3.6 million shares of SkyTerra voting common stock. In October 2006 we sold the 3.6 million shares of SkyTerra voting common stock. The shares of non-voting common stock are exchangeable for shares of voting common stock in connection with our planned distribution of such shares to our common stockholders. In February 2007, we exchanged approximately 5.1 million limited partnership units of MSV to SkyTerra in exchange for approximately 14.4 million shares of SkyTerra non-voting common stock. Pursuant to our Exchange Agreement with SkyTerra dated May 6, 2006, this exchange was made in connection with the closing of the TerreStar note offering described in "TerreStar Networks Inc. - Ownership of TerreStar below."

Through September 14, 2006, we also provided our active direct customers with two-way terrestrial wireless data communications services. On September 14, 2006, we sold most of the assets and liabilities relating to that business. The accompanying financial statements, including those for prior periods, present our terrestrial wireless business as a discontinued operation. Pursuant to such presentation, our continuing operations are reflected as a single operating segment.

TerreStar Networks Inc.

Business of TerreStar

Through TerreStar, we plan to develop, build and operate an all Internet Protocol, or IP, based integrated satellite and terrestrial communications network to provide mobile communication services throughout the United States and Canada. Our network will address the growing demand for wireless mobile services across the government, commercial and consumer segments. We plan to market our services on a wholesale basis to government agencies and commercial enterprises.

We have the right to use two 10 MHz blocks of contiguous and unshared Mobile Satellite Service, or MSS, S-band spectrum covering a population of over 330 million throughout the United States and Canada. All of our spectrum is eligible for ancillary terrestrial component, or ATC, status. ATC authorization provides the ability to integrate terrestrial mobile services with MSS. We anticipate using our ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. Our planned network is designed to allow an end user to seamlessly communicate with our terrestrial wireless network or our satellite through a conventional mobile device, optimizing service quality, continuity and geographic coverage.

We believe our planned all IP-based network design will improve on existing network architecture and components to deliver greater network capacity, more efficiently and at a lower cost, than existing wireless networks. In November 2007, we plan to launch our first multi-spot beam geostationary satellite, TerreStar-1, which is designed so that the beams can be refocused dynamically. We are also currently developing a next-generation terrestrial network, which we believe will enable us to offer our integrated satellite/terrestrial service by the end of 2008. We are working with several vendors to develop a "universal chipset(TM)" architecture that can be incorporated into a wide range of mobile devices, including small, lightweight and inexpensive handsets. Pursuant to an agreement with ATC Technologies, LLC, or ATC Technologies, a subsidiary of MSV, we have a perpetual, royalty-free license to use ATC-related technology in the 2 GHz MSS S-band. SkyTerra Communications, Inc., the largest limited partner of MSV, is a stockholder in TerreStar. Motient and certain other stockholders of TerreStar are investors in MSV.

We believe our network's satellite and terrestrial mobile capabilities will serve the needs of various users, such as U.S. and Canadian government and emergency first responder personnel who require reliable, uninterrupted and interoperable connectivity that can be provided by an integrated satellite and terrestrial network. We recently entered into a Cooperative Research and Development Agreement, or CRADA, with the U.S. Defense Information Systems Agency, or DISA, to jointly develop a North American emergency response communications network. We expect the CRADA to result in the development of products that will mutually benefit us and the U.S. government. We also believe that our planned network will appeal to a broad base of potential end users, customers and strategic partners, including those in the media, technology and communications sectors, logistics and distribution sectors and other sectors requiring uninterrupted wireless service.

During 2002, we entered into a contract with Space Systems/Loral, Inc. to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. In 2006 we executed a contract with Hughes Networks Systems, LLC. for additional ground-based components of the system. In November 2006, we signed a contract with Arianespace that entitles us to a launch window for TerreStar-1 commencing in November 2007. This firm fixed-price contract for launch vehicles provides us with certain protections against preemption by other parties during our specified launch window. In August 2006, in an effort to continue to meet our regulatory requirements and business objectives, we exercised our contractual right with Loral to order our second satellite,

TerreStar-2. We intend for TerreStar-2 to serve as a backup for TerreStar-1. In January 2007, we entered into a firm fixed price contract with Loral for the integration of the satellite and ATC components of our network. In connection with this Loral contract, our original 2005 agreement with Hughes was replaced by a subcontract between Hughes and Loral. Under the subcontract, Hughes will provide the GBBF earth stations and related services and deliverables (owed to us under our original agreement with Hughes) directly to Loral. Loral will in turn deliver to us an integrated satellite network, consisting of TerreStar-1 and the Hughes GBBF earth stations. In connection with the foregoing agreements, we entered into an intellectual property agreement with Hughes that incorporates the intellectual property ownership and license rights provisions from our original contract with Hughes.

The communications system being developed will ultimately include a main satellite, a spare satellite, ground-switching infrastructure, launch costs and insurance, among other things. The cost of the satellite system alone could exceed $550 million.

TerreStar Global Ltd.

Through TerreStar Global, we plan to build, own and operate a Pan-European resilient, interoperable two-way communications network to address public protection and disaster relief as well as provide broadband connectivity in rural regions to help narrow the digital divide. As Europe's first next-generation integrated mobile satellite and terrestrial communication network, TerreStar Global plans to deliver universal access and tailored applications over a fully-optimized IP network.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar. In late 2006, TerreStar spun-off of TerreStar Global to TerreStar's stockholders. As a result, Motient became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar made capital contributions to TerreStar Global of approximately $5.0 million. In late 2006, TerreStar Global also raised an additional $5.0 million through a rights offering from its shareholders. As of March 15, 2006, Motient owned approximately 85% of the outstanding shares of TerreStar Global.

Ownership of TerreStar

TerreStar was established by MSV in 2002 to develop business opportunities related to the proposed receipt of certain licenses to operate a satellite communications system in the 2 GHz band, also known as the "S-band". On May 11, 2005, TerreStar was spun-off by MSV to its limited partners and, in connection with that spin-off, Motient acquired ownership of approximately 49% of the issued and outstanding shares of capital stock of TerreStar. On the same day, Motient Ventures Holding Inc., or MVH, a wholly owned subsidiary of Motient Corporation, purchased approximately 8.2 million newly issued shares of common stock of TerreStar from TerreStar for $200 million pursuant to a Purchase Agreement by and between MVH and TerreStar, increasing Motient's ownership to 61% of TerreStar's issued and outstanding common stock.

In September 2006, we acquired approximately 2.3 million shares of common stock of TerreStar in exchange for a total of approximately 4.1 million shares of Motient common stock. Motient acquired the TerreStar common stock pursuant to separate agreements from various parties, including funds affiliated with Columbia Capital, funds affiliated with Spectrum Equity Investors and TSTR Investors, LLC.

Beginning February 6, 2007 through February 16, 2007, we exchanged an aggregate of 2.7 million shares of Motient common stock for 1.5 million shares of common stock of TerreStar Networks Inc. with executives of MSV who exercised options to purchase shares of TerreStar common stock. These exchanges increased our ownership of TerreStar to approximately 71%.


In January 2007 we entered into an exchange agreement with BCE Inc. pursuant to which BCE agreed to exchange approximately 5 million shares of TerreStar common stock for approximately 9 million shares of Motient common stock. "BCE" refers to BCE Inc., a Canadian corporation. At December 31, 2006 BCE owned approximately 5.1 million shares of outstanding common stock of TerreStar. The exchange occurred on March 8, 2007. Following the exchange with BCE, Motient's indirect ownership of TerreStar's outstanding common stock increased to approximately 85%.

Our relationship with TMI Communications and TerreStar Canada

As part of the spin-off of TerreStar, TMI Communications became contractually obligated to assign, subject to necessary regulatory approvals, its Industry Canada approval in principle to TerreStar, or to an entity designated by TerreStar that is eligible under Canadian law to hold the approval in principle. TerreStar has negotiated and committed, pursuant to a master agreement, to enter into certain transfer agreements with TMI Communications, TerreStar Networks (Canada) Inc. ("TerreStar Canada"), TerreStar Networks Holdings (Canada) ("TerreStar Canada Holdings") and certain other related parties pursuant to which TerreStar will transfer TerreStar-1 to TerreStar Canada and TMI Communications will effectuate the transfer of its Industry Canada approval in principle to TerreStar Canada and FCC authorization to TerreStar (the "Transfer Agreements"). The consummation of the Transfer Agreements and other related transactions contemplated by the Transfer Agreements are subject to Industry Canada and FCC approval. In addition to Industry Canada and FCC approvals, the transfer of TerreStar-1 to TerreStar Canada will be subject to other governmental approvals in the United States. Pursuant to the Transfer Agreements, upon completion of these transactions, TerreStar Canada will be owned by TerreStar and TerreStar Canada Holdings, which is intended to comply with Canada's telecommunications foreign ownership rules.

As noted above, TMI Communications is obligated to transfer to TerreStar Canada, or to an eligible entity designated by TerreStar, its approval in principle from Industry Canada to provide 2 GHz MSS S-band services in Canada from the 111.1 degrees west orbital position. TMI Communications has submitted to Industry Canada an application seeking approval of such transfer but there is no guarantee such approval will be granted. TerreStar is expected to transfer TerreStar-1 to TerreStar Canada upon launch of the satellite. The Transfer Agreements provide for, among other things, the license of certain intellectual property rights to TerreStar Canada, the grant to TerreStar of an indefeasible right to use capacity on TerreStar-1, and the provision by TerreStar to TerreStar Canada of various consulting and other services. It is anticipated that the costs and fees payable by TerreStar to TerreStar Canada pursuant to the various Transfer Agreements will approximately equal the fees payable by TerreStar Canada to TerreStar under such agreements, which amounts include TerreStar Canada's obligation to reimburse TerreStar for all costs and expenses incurred by TerreStar in connection with the construction and launch of TerreStar-1.

TerreStar owns 20% of the voting equity of TerreStar Canada as well as 33 (1)/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada's parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 (2)/3% of the voting equity of TerreStar Canada Holdings is held by TMI Communications. TerreStar's interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules.

Upon the receipt of approval from Industry Canada to transfer the Industry Canada approval in principle from TMI Communications to TerreStar Canada, (1) TerreStar will enter into a Shareholders' Agreement, or the TerreStar Canada Shareholders' Agreement, a Rights and Services Agreement, or the Rights and Services Agreement, a Guarantee and Share Pledge Agreement, or the TMI Guarantee and certain other Transfer Agreements, (2) TerreStar Canada will execute a Guarantee in favor of TerreStar, and (3) TerreStar and certain other parties will enter into other Transfer Agreements.

TerreStar High Yield Offering


On February 14, 2007, TerreStar issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the "TerreStar Notes") pursuant to an Indenture, dated as of February 14, 2007, among TerreStar, as issuer, the guarantors from time to time party thereto (the "Guarantors") and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the date of issue at a rate of 15% per annum. If certain "milestones" are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes are scheduled to mature on February 15, 2014.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar, subject to certain exceptions, pursuant to a U.S. Security Agreement (the "Security Agreement"), dated as of February 14, 2007, among TerreStar, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent.

In connection with the issuance of the TerreStar Notes, Motient, MVH, and TerreStar entered into a letter agreement dated February 14, 2007 (the "Motient Funding Agreement"), pursuant to which MVH agreed to contribute to TerreStar, at MVH's option, either (i) 8,644,406 shares of common stock issued by SkyTerra (such shares, the "SkyTerra Shares") or (ii) cash in an amount equal to the proceeds (net of selling expenses and taxes) from the sale of the SkyTerra Shares to one or more third party buyers, in either case in exchange for a number of shares of common stock of TerreStar equal to the product of (A) (x) the average of the bid and ask prices for one SkyTerra

Share at the close of trading on the last trading day prior to the day of such contribution divided by (y) the fair market value of one share of TerreStar common stock at the close of trading on such last trading day prior to the day of such contribution (as determined in good faith by the board of directors of TerreStar) multiplied by (B) 8,644,406. Such contribution will be made either
(i) upon TerreStar's demand at any time after the earlier of the date on which MVH's equity interest in TerreStar equals or exceeds 80% or October 31, 2007 or
(ii) at any time at MVH's option.

The Funding Agreement also provides for the grant by MVH of a security interest in the SkyTerra Shares and the proceeds thereof to TerreStar. TerreStar's interest under the Funding Agreement is pledged under the U.S. Security Agreement.

The TerreStar Notes are guaranteed (the "Guarantees") on a senior secured basis by "TerreStar Canada Holdings" and "TerreStar Canada". The Guarantees are secured by a first priority security interest in the assets of TerreStar Canada Holdings and TerreStar Canada, subject to certain exceptions, pursuant to a Canadian Security Agreement (the "Canadian Security Agreement"), dated as of February 14, 2007, among TerreStar Canada Holdings, TerreStar Canada and U.S. Bank National Association, as collateral agent.

The TerreStar Notes are the senior secured obligations of TerreStar and will rank senior to its future debt that is expressly subordinated in right of payment to the TerreStar Notes. The TerreStar Notes rank equally with all of TerreStar's future liabilities that are not so subordinated, and would be structurally subordinated to all the liabilities of any of TerreStar's future subsidiaries that do not guarantee the TerreStar Notes.

The Guarantees are the senior secured obligations of TerreStar Canada Holdings and TerreStar Canada and rank senior to all of their existing and future debt that is expressly subordinated in right of payment to the Guarantees. The Guarantees rank equally with all of the existing and future liabilities of TerreStar Canada Holdings and TerreStar Canada that are not so subordinated.

In November 2006, we raised $200.0 million through the issuance of senior secured notes due 2007, or the Motient Senior Secured Notes. We used a portion of the net proceeds from the sale of the Motient Senior Secured Notes to lend funds to TerreStar for network development. Those loans were repaid to Motient and Motient repaid the $200 million Senior Secured notes with cash on hand in February 2007.

Terrestrial Wireless Business

On June 19, 2006, various subsidiaries of Motient entered into an asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation, a wholly-owned subsidiary of Geologic. The transaction closed on September 14, 2006.

In the transaction, Motient sold Logo most of the assets relating to Motient's terrestrial DataTac network and its iMotient platform for a nominal cash sum, and Logo assumed most of the post-closing liabilities relating to the terrestrial business. The assets and liabilities transferred were limited to those that related to the then current operations of Motient's terrestrial wireless network, and did not include any assets or liabilities related to TerreStar or MSV.

Strategy

We plan to build and operate the first network that seamlessly integrates the benefits of both terrestrial and satellite wireless communications systems, thereby providing a unique communications solution to our potential customers across the United States and Canada. To achieve our plan, we are pursuing the following strategies:

o Develop a state-of-the-art network. We are building a next-generation, all IP-based network with flexible architecture designed to provide significant advantages over existing wireless networks, including higher data speeds, lower cost per bit and flexibility to support a range of custom IP applications and services. We believe that the combination of (1) our two 10 MHz of contiguous and unshared MSS spectrum with ATC eligibility, (2) TerreStar-1 in development, (3) our planned terrestrial network utilizing our planned terrestrial network utilizing a universal mobile telecommunications system, or UMTS, architecture and (4) our universal chipset(TM) architecture, provides us with a unique platform to achieve our plan.

o Secure an anchor tenant. Our objective is to form an anchor tenant relationship with a customer. Potential anchor tenants include: a federal government organization, such as the Department of Defense, the Federal Emergency Management Agency or the Department of Homeland Security; a state or local public safety/first responder organization; or a significant commercial enterprise. We believe that securing an anchor tenant will assist us in financing the development and buildout of our network.

o Target commercial customers. In addition to our focus on potential government market opportunities, we will seek to provide wireless communication services utilizing our wholesale approach by offering next-generation services to enterprises in various industries. We believe our approach will allow us to avoid the significant upfront subscriber acquisition costs as well as other customary support costs related to a retail business model. We also believe that our wholesale model will allow us to grow and achieve economies of scale at a substantially faster pace than if we sold services directly to end users. Our target commercial customers include the following:

     o existing wireless service providers seeking to address current coverage constraints and to mitigate the strain placed on existing spectrum and network capacity caused by data intensive technologies and services;

     o rural local exchange carriers, or RLECs, incumbent local exchange carriers, or ILECs, direct broadcasting satellite, or DBS, companies, new types of mobile virtual network operators, or MVNOs, and cable companies seeking to enable new wireless strategies;

     o Internet and media companies seeking mobile strategies to address current industry trends, including converged offerings of mobile, video, data and voice services; and

     o enterprises seeking to implement mobile applications and telematics to better serve their clients and improve operational efficiencies by using our application development platforms and satellite capabilities to perform a range of functions, including traffic and vehicle management, home and automobile security, automated tolling and ticketing and automated meter reading.

o Establish a prudent capital and financing plan. We plan to fund the initial development and roll-out of our network through external financing as well as through customer and vendor relationships. We contemplate that our terrestrial network deployment will initially cover several key U.S. markets and will expand to new markets based on customer demand. In addition, we intend to utilize existing tower infrastructure and leverage existing network technology and infrastructure to enable us to minimize capital expenditures in the deployment of our terrestrial network. Our universal chipset(TM) architecture will be incorporated into a wide range of mobile devices without the development and associated costs of designing and manufacturing new devices.

Competition

The communications industry is highly competitive. We expect to compete with certain product and service categories of a number of other existing and future wireless providers, including other developers of integrated satellite and terrestrial networks. We will compete primarily on the basis of coverage, quality and pricing of products and services. Many of our competitors are large domestic and international companies, and may have financial, technical, marketing, sales, distribution and other resources substantially greater than we have and which provide a wider range of services that we intend to provide.

Mobile satellite system operators/other potential network operators

We expect to compete with existing and potential integrated satellite and terrestrial network providers in North America and Canada, including MSV, its subsidiaries and affiliates, or the MSV Entities, ICO North America and its affiliates, or ICO, Globalstar LLC and its affiliates, or Globalstar, Inmarsat plc, or Inmarsat, and Iridium Satellite LLC and its affiliates, or Iridium.

MSV is licensed to operate approximately 30 MHz of spectrum coordinated in the 1.5-1.6 GHz L-band throughout the United States and Canada and has received a license to operate an ATC network from the FCC. ICO has rights to the 20 MHz of spectrum in the 2 GHz MSS S-band not licensed to us. Globalstar holds licenses to approximately 27.85 MHz of global spectrum, split between approximately 11.3 MHz in the L-band and approximately 16.5 MHz in the 1.6/2.4 GHz band in the United States. Globalstar is licensed by the FCC to provide ATC services in the United States over 11 MHz of its spectrum, divided into 5.5 MHz in the L-band and 5.5 MHz in the 1.6/2.4 GHz band. Inmarsat holds 28 MHz of global spectrum and it operates all of its services in the L-band spectrum. Iridium owns and operates a fleet of low earth orbit satellites. Any of these competitors could offer an integrated satellite and terrestrial network before we do or could offer an integrated satellite and terrestrial network that is superior to ours. In addition, potential customers could accept one of these companies' networks instead of ours.

National and regional wireless service providers

We plan to provide wholesale network capacity which may compete directly with wholesale network capacity provided by:

o U.S. national wireless network operators, such as Verizon Wireless Inc., Sprint Nextel, Cingular Wireless LLC and T-Mobile USA Inc.;

o regional wireless network operators such as ALLTEL Corporation, MetroPCS Communications Inc., Leap Wireless International, Inc. and United States Cellular Corporation; and

o Canadian national wireless network operators such as Rogers Wireless, Bell Mobility and Telus Mobility. Bell Mobility is a wholly-owned subsidiary of BCE. BCE's interests may therefore not be aligned with ours.

We believe that our planned contiguous and nationwide spot-beam and all IP-based network design will improve on existing network architecture and components to deliver greater capacity and speed more efficiently and at a lower cost than existing wireless networks for the same market segments.

Other competitors

The provision of fixed wireless broadband access by companies other than existing wireless carriers, such as Clearwire Corporation, and wireless Internet service providers may compete directly with certain of our wireless broadband offerings. BCE, through its wholly-owned subsidiary, Bell Canada, owns a minority interest in Clearwire Corporation. BCE's interests may therefore not be aligned with ours. We believe our contiguous nationwide coverage, all IP-based, open network design and ability to offer value-added managed services will differentiate us from these service providers.

We expect to compete with wireline service providers such as the cable system operators and the local exchange carriers in the provision of high-speed data services. We expect that our all IP-based, network design and our ability to provide managed services will differentiate our service bundles relative to these competitors.

The growing availability of private and public Wi-Fi networks, such as those contemplated and in various stages of operation in Philadelphia and San Francisco, may compete directly with certain of our wireless broadband offerings. They may also be complementary to our service offerings. We believe that municipal Wi-Fi networks will be unable to offer the quality of service required to support voice over IP, or VoIP, and other enterprise applications due to network congestion and interference. We expect that the security and quality of service of our network will support these applications and we believe our ability to offer mobile wireless services on a national basis will provide us a distinct competitive advantage over these unsecure local networks.

Reporting

We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

We were incorporated in Delaware in 1988. Our executive officers are located at 12010 Sunset Hills Rd., 6th Floor, Reston, VA 20190. Our telephone number is
(703) 483-7800. Our website is www.motient.com. We make available free of charge through this site, under the heading "Investor Relations" our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. TerreStar's website is www.terrestar.com.

Employees

As of December 31, 2006 and March 1, 2007, we had 93 and 100 full-time employees, respectively. None of our employees are represented by a labor union. We consider relations with our employees to be good.

Regulation

Overview


The operation of our proposed satellite system and our development of the nationwide ATC portion of our planned network will be regulated to varying degrees at the federal, state, provincial and local levels in both the United States and Canada. In the United States, we will be subject to the rules and regulations of the FCC. In Canada, we will be subject to the rules and regulations of Industry Canada and, to a lesser extent, the CRTC. Various legislative and regulatory proposals under consideration from time to time by the U.S. Congress, the Parliament of Canada, the FCC, Industry Canada and the CRTC have in the past materially affected and may in the future materially affect the communications industry in general, and our proposed wireless business and that of our potential customers and potential strategic partners in particular. We will operate pursuant to various licenses and authorizations or approvals in principle granted or to be granted by the FCC and Industry Canada.

The following is a summary of the significant authorizations, approvals in principle, laws, regulations, policies that will affect the operation of our business:

o The FCC acts under authority established by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. The FCC also ensures that communications devices comply with a variety of technical requirements. If we violate the terms of our FCC authorizations or the FCC's rules, we may be subject to fines, forfeitures or (in extreme cases) revocation of our FCC authorizations.

o Industry Canada acts pursuant to the Radiocommunication Act (Canada) and both Industry Canada and the CRTC act pursuant to the Telecommunications Act (Canada). Industry Canada manages the use and allocation of radio spectrum in Canada through the issuance of radio and spectrum licenses. With respect to its spectrum licensing powers, Industry Canada has the authority to revoke a license for non-compliance with terms and conditions or failure to pay associated spectrum license fees.

o Our proposed satellite system's access to spectrum is in part also subject to treaty obligations of the U.S. and Canadian governments, including those contained in the Radio Regulations of the International Telecommunication Union.

As a matter of general regulation by the FCC and Industry Canada, we will be subject to, among other things: payment of regulatory fees; outage reporting requirements; and restrictions on the level of radio frequency emissions of our system's satellites, user terminals and base stations. In addition, many aspects of regulation at the federal, state, provincial and local levels currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal or adopt new laws and administrative regulations and policies.

MSS S-band spectrum authorizations and approvals in principle in Canada and the United States

Industry Canada approval in principle for the TerreStar-1 orbital slot and 2 GHz MSS S-band Spectrum

Industry Canada granted an approval in principle to TMI Communications to construct, launch and operate a satellite at the 111.1 degrees west longitude orbital location for the purposes of providing 2 GHz MSS S-band services in Canada. The Industry Canada approval in principle allows the use of a total of 20 MHz of spectrum within the 2 GHz MSS S-band. This spectrum will be in two 10 MHz blocks, one in the 2000-2020 MHz band for uplink, and the other in the 2180-2200 band for downlink, and must be harmonized with the spectrum assignments in the United States. We have asked Industry Canada for frequency assignments in the 2 GHz MSS S-band that are consistent with our frequency assignment request to the FCC. The Industry Canada approval in principle was issued at a time when there were more than two entities authorized by the FCC to provide 2 GHz MSS S-band in the United States. Therefore, our Industry Canada approval in principle currently indicates that the amount of spectrum assigned to us could be reduced from 20 MHz to 14 MHz if Industry Canada determines that it is necessary to apportion spectrum in order to license other MSS operators in Canada. We have asked Industry Canada to eliminate this particular condition of our approval in principle in order to reflect the fact that there are now only two entities that are authorized by the FCC to provide 2 GHz MSS S-band services in the United States.

The Industry Canada approval in principle requires TMI Communications to meet three milestones: submission of final design specifications for TerreStar-1 for Industry Canada approval by June 15, 2002; signature of contract for the construction of TerreStar-1 by July 15, 2002; and placement of TerreStar-1 into its assigned orbital position by November 30, 2007.

The first two of these milestones have already been satisfied. With respect to the third milestone, we expect the TerreStar-1 satellite to be launched in November 2007. Upon successful launch, the satellite will remain in its assigned orbital position until 2023, the expected end of the satellite's 15-year design life. Please see "--Our network--Space segment" for additional information about TerreStar-1.

The Industry Canada approval in principle requires us to make fair and reasonable efforts to provide mobile satellite services to all regions of Canada in accordance with the coverage contour described in TMI Communications' original license application to Industry Canada, to provide certain public institution benefits in Canada, to provide and maintain lawful interception capabilities authorized or required by applicable law and to provide Industry Canada with periodic compliance and traffic reports.

FCC reservation of spectrum in the 2 GHz MSS S-band

     Operators of MSS satellites that have been licensed by countries outside the United States may invoke the FCC's "letter of intent" procedures in order to secure authority to serve the United States. Pursuant to these procedures, TMI Communications applied for, and the FCC has granted, a letter of intent authorization for TMI Communications' 2 GHz MSS S-band satellite. In a December 2005 order, the FCC provided TMI Communications a reservation of 10 MHz of uplink spectrum and 10 MHz of downlink spectrum in the 2 GHz MSS S-band. Although the letter of intent authorization contemplates that specific frequencies will not be assigned to us until such time as the satellite reaches its intended orbital location, we have requested that the frequency assignments be made sooner to facilitate the design and implementation of our network. TMI Communications is obligated to assign its FCC spectrum reservations to us. In December 2002, we and TMI Communications jointly applied to the FCC for authority to assign TMI Communications' 2 GHz MSS S-band authorization to us. The filing recently was amended to reflect the consolidation of the ownership of TerreStar under Motient and the proposed assignment of the Canadian MSS authorization to TerreStar Canada. "TerreStar Canada" refers to TerreStar Networks (Canada) Inc., a Canadian corporation. At December 31, 2006, 80% of TerreStar Canada is owned by TerreStar Canada Holdings, and TerreStar owns the remaining 20%. Additionally, TerreStar Canada Holdings" refers to TerreStar Networks Holdings (Canada) Inc., a Canadian corporation. At December 31, 2006, 66 (2)/3% of TerreStar Canada Holdings is owned by TMI Communications, and TerreStar owns the remaining 33 1/3%.

The December 2005 order divided all of the available 2 GHz MSS S-band spectrum (40 MHz in total) between two remaining 2 GHz MSS S-band licensees, TMI Communications and ICO. All of the other 2 GHz MSS S-band authorizations had been either surrendered or cancelled by the FCC, and in the December 2005 order the FCC rejected proposals to make recaptured 2 GHz MSS S-band spectrum available to new MSS applicants or to non-MSS services. Several parties have challenged the December 2005 ruling and the cancellation of their 2 GHz MSS S-band authorizations. We cannot predict the outcome of these challenges.

The FCC requires that certain milestones be satisfied in connection with the construction, launch and commencement of operation of satellites it has authorized to serve the United States. In February 2003, the FCC's International Bureau adopted an order canceling TMI Communications' 2 GHz MSS S-band authorization due to an alleged failure to enter into a non-contingent satellite construction contract before the specified first milestone date. In June 2004, upon review of the International Bureau's decision, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI Communications' S-band authorization, and therefore reinstated that authorization. The FCC also modified the milestone schedule applicable to TMI Communications' S-band authorization. TMI Communications has certified to the FCC its compliance with the second and third milestones under its MSS authorization. The remaining milestones relate to satellite launch and operation, and are in November 2007 and November 2008, respectively.

Transfer of authorizations

FCC authorization

TMI Communications is obligated, subject to regulatory approval, to assign its FCC spectrum reservations to TerreStar. In December 2002, TMI Communications and TerreStar jointly applied to the FCC for authority to assign TMI Communications' letter of intent authorization to TerreStar. Certain wireless carriers opposed this assignment application. The International Bureau's February 2003 order canceling TMI Communications' 2 GHz MSS S-band authorization also dismissed the assignment application. The FCC's June 2004 order reinstating TMI Communications' S-band authorization also reinstated the assignment application. The assignment application is still pending before the FCC and has been amended to reflect certain changes in our ownership and the anticipated assignment of the Canadian MSS authorization to TerreStar Canada.

Since the time that the FCC issued TMI Communications' MSS authorization, there have been technical changes to the design of TerreStar-1 and a change in the orbital location specified in the Canadian MSS authorization. Application will be made to obtain modification of TMI Communications' FCC authorization to reflect these changes.

Industry Canada approval in principle

TMI Communications is contractually obligated to assign its Industry Canada approval in principle to TerreStar Canada, or to an entity designated by TerreStar that is eligible under Canadian law to hold the approval in principle. However, these transactions are subject to the prior approval of Industry Canada. See "--Our relationship with TMI Communications and TerreStar Canada." We anticipate that such approval will be received in the first half of 2007, but we may not receive approval by this date or at all. See "Risk factors--Regulatory risks--The FCC and Industry Canada may not permit TMI Communications to assign its authorization or approval in principle, respectively, to us, and the FCC may not permit the letter of intent authorization to be modified." In the event that Industry Canada approval is not granted, we may need to enter into arrangements with another Canadian owned and controlled entity so that TMI Communications' Industry Canada approval in principle can be assigned to, and TerreStar-1 can be transferred to, an entity that satisfies Canada's telecommunications foreign ownership rules.

ATC regulations in the United States and Canada

ATC operations in the United States

In February 2003, the FCC adopted an order establishing a framework under which MSS operators could apply for authority to use their assigned MSS frequencies to operate an ATC network. The FCC modified these rules on reconsideration in February 2005 and Inmarsat has petitioned for reconsideration of the February 2005 order.

The FCC's ATC orders established the following five gating criteria for 2 GHz MSS S-band operations using GEO satellites, which are primarily intended to ensure that MSS spectrum continues to be used for satellite service:

o The MSS ATC applicant must demonstrate that it can provide contiguous satellite coverage of all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

o The MSS ATC licensee must make mobile satellite services commercially available throughout the mandatory geographic coverage area.

o The MSS ATC licensee must offer an "integrated" service of MSS and MSS ATC. This requirement can be met by the licensee making available integrated handsets that enables users to communicate both through the satellite system and through the terrestrial network.

o The MSS ATC licensee must maintain a spare satellite on the ground within one year of commencing operations, must launch it into orbit during the next commercially reasonable launch window following a satellite failure and must report, within ten days of occurrence, any satellite failures, malfunctions or outages that may require satellite replacement. We have exercised our option to procure a spare satellite from Loral. We may need a waiver of the spare satellite gating requirement if we wish to launch TerreStar-2 instead of using it as a ground spare.

o The only frequencies that may be used for MSS ATC purposes are the licensee's assigned MSS frequencies.

Please see "TerreStar Networks Inc. - Business of TerreStar" for additional information about our planned network.

For each MSS band, the FCC has adopted specific technical requirements for ATC operations that are intended to prevent interference to other spectrum users. If ATC operations nevertheless cause harmful interference to other services, the ATC operator is responsible for resolving the interference. We believe that, as a practical matter, these requirements do not limit our network deployment or our ability to meet our business plan.

Authority to operate ATC in Canada

In May 2004, Industry Canada adopted a policy allowing authorized MSS operators in the L-band, 2 GHz MSS S-band and the 1.6/2.4 GHz big LEO band to provide ATC on a no-protection, non-interference basis. Industry Canada's ATC policy contains gating criteria similar to those of the FCC and requires, among other things, that a service provider's ATC network be operated as an integral and indefeasible part of an MSS service and that the spectrum it uses for ATC service does not constrain the growth of MSS service offerings. Industry Canada has stated that it intends to develop other technical and operational details applicable to ATC systems in the future. Industry Canada has also stated that it intends to establish license fees for ATC operators through a separate process. We expect that TerreStar Canada will submit an application to Industry Canada for ATC authority in advance of the launch of TerreStar-1.

Additional ATC-related regulatory approvals required

If and when our U.S. 2 GHz MSS S-band authorization has been modified to add ATC authority, we will have blanket authority (subject to limited exception) to operate ATC base stations and ATC user terminals. Before we can provide ATC service on a commercial basis, the manufacturers of ATC user terminals and base stations for our network will need to obtain FCC equipment certification, and in some cases we may need to obtain local zoning approvals for base stations and certification from state public utility commissions. In Canada, similar approvals are required from Industry Canada and coordination with local authorities is required for the siting of base station antennae. Service providers in most other licensed wireless and satellite bands are subject to similar regulatory approval requirements, and we believe that we should be able to fulfill the conditions required for our regulatory approvals.

Band clearing

The 2 GHz MSS S-band and certain adjacent bands are currently occupied by BAS licensees, cable television relay service licensees, local television transmission service licensees, fixed service licensees and certain other licensees. Most, if not all, of those licensees, and especially BAS licensees, will need to relocate their operations to a new band to accommodate 2 GHz MSS S-band and other new entrants. We will have certain obligations to compensate those incumbent licensees for their relocation costs and for the costs of providing "comparable facilities" to them. The level to which we will be required to participate in such reimbursement is uncertain due to a variety of factors. One such factor is that, pursuant to a separate FCC order, Sprint Nextel must relocate incumbent BAS licensees in the 1990-2025 MHz band by September 6, 2007. To the extent that Sprint Nextel complies with its band clearing obligations, 2 GHz MSS S-band entrants, including us, commencing operations after Sprint Nextel has cleared the band would not have to clear the band themselves, but could still have obligations to reimburse Sprint Nextel for certain of their band clearing costs. Whether a 2 GHz MSS S-band entrant will be required to share in certain of Sprint Nextel's relocation costs will likely depend upon whether that entrant commences operations prior to June 27, 2008. Even if Sprint Nextel bears all costs of relocating incumbent licensees in the 1990-2025 MHz band, we will still likely be responsible for relocating certain incumbent licensees in the 2165-2200 MHz band, although we may have the right to recoup certain costs from wireless entrants in the 2165-2180 MHz band. It is uncertain what these band-clearing costs will be, if any, but they may be significant. In Canada, our operations at the 2 GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although there are a small number of users in the specific frequency bands that we have requested authority to use, these users must be given a minimum of two years notice by Industry Canada to relocate unless we reach a commercial agreement to move them earlier. A request has been filed with Industry Canada to commence the notification process.

Orbital debris mitigation

The FCC requires satellite licensees to have plans in place for minimizing the possibility of orbital debris during the operational phase of the satellites and in connection with post-mission disposal. TMI Communications has filed an orbital debris mitigation plan with the FCC, and it will be amending the plan when it files for modification of its letter of intent authorization. The amended plan is expected to be responsive to intervening changes in the FCC's orbital debris mitigation rules. These FCC requirements apply to the holder of an authorization; as such, we will be responsible for complying with this plan once the FCC authorization is assigned from TMI Communications to us.

FCC bond requirements

The FCC requires that licensees of GEO 2 GHz MSS S-band satellites and holders of letter of intent authorizations for GEO 2 GHz MSS S-band satellites post a $3 million bond that will be forfeited if the FCC's milestones are not satisfied. The amount of the bond may be reduced pro rata as each milestone is completed. The FCC did not require TMI Communications to post a bond in connection with its S-band letter of intent authorization, because the authorization was issued before the bond requirement was adopted. However, the FCC may require that a bond be posted when TMI Communications modifies its letter of intent authorization which we believe would be no more than $1.2 million, as the first three FCC milestones have been met.

Adjacent band PCS operations

In September 2004, the FCC issued an order allowing PCS operation in the 1995-2000 MHz band, which may be adjacent to the 2 GHz MSS S-band frequencies that are ultimately assigned to us. We have commented in the proceedings to establish service rules for the 1995-2000 MHz band. However, the FCC may adopt 1995-2000 MHz band service rules that do not adequately protect S-band operators in the 2 GHz MSS S-band, including us, from adjacent band interference.

Transfers of control--United States

The Communications Act and the FCC's rules require us to maintain legal as well as actual control over the spectrum that the FCC authorizes us to use. Traditionally, the FCC has determined whether a licensee retains actual control on a case-by-case basis by considering the following factors: use of facilities and equipment; control of daily operations; control and execution of policy decisions, such as preparation and filing of applications with the FCC; control of hiring, supervision and dismissal of personnel; control of payment of financial obligations, including expenses arising out of operation; and receipt of monies and profits from the operations of the facilities.

Just like other licensees, our ability to enter into funding or partnering arrangements may be limited by the requirement that we maintain actual control of our spectrum. If we are found to have relinquished actual control without approval from the FCC, we may be subject to fines, forfeitures or revocation of our licenses.

Foreign ownership restrictions--United States

The Communications Act limits foreign ownership of common carrier radio licenses. These limits are inapplicable to TMI Communications' 2 GHz MSS S-band letter of intent authorization, because it is a non-common carrier authorization. The limits do apply to our application for blanket authority to operate mobile earth terminals on a common carrier basis, and likely will apply when we file our application for authority to operate ATC user terminals.

Pursuant to these limits, a common carrier radio license may not be held by: (1) a corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives; or (2) a corporation directly or indirectly controlled by another corporation if more than 25% of the controlling corporation's capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest would be served by the refusal or revocation of such license. Similar limits apply in the case of non-corporate organizations.

With the implementation of the Basic Telecommunications Agreement, which was negotiated under the auspices of the World Trade Organization, or WTO, the FCC presumes that indirect ownership interests in common carrier radio licensees in excess of 25% by non-U.S. citizens or entities from WTO-member countries will serve the public interest. Under our current ownership structure, we would be in compliance with the foreign ownership limits of the Communications Act, as less than 20% of our capital stock is owned by non-U.S. citizens or entities and less than 25% of Motient's capital stock is owned by non-U.S. citizens or entities. These limits could constrain our ability to seek additional equity funding from sources outside the United States.

Foreign ownership restrictions and transfers of control--Canada

In order for TerreStar Canada to hold the Industry Canada approval in principle that is currently held by TMI Communications, TerreStar Canada will be required to comply with certain restrictions on non-Canadian ownership that are set out in the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada). These restrictions require among other things, that: at least 80% of the voting equity of TerreStar Canada be held by Canadians; at least 80% of the board of directors of TerreStar Canada be resident Canadians; at least 66 (2)/3% of the voting equity of any parent corporation of TerreStar Canada be held by Canadians; and TerreStar Canada cannot be otherwise controlled in fact by non-Canadians.

TerreStar Canada will not be able to assign the Industry Canada approval in principle without the prior approval of Industry Canada. In addition, the prior approval of Industry Canada is required for any material change in the ownership or control of TerreStar Canada.

As of the date hereof, we believe TerreStar Canada is "Canadian owned and controlled" within the meaning of the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada). TerreStar itself is not required to comply with the rules on non-Canadian ownership set out in this legislation because it does not operate facilities in Canada that would make it subject to these rules.

The Transfer Agreements are designed to comply with applicable U.S. and Canadian foreign ownership and transfer of control restrictions. Please see "--Our relationship with TMI Communications and TerreStar Canada" for additional information.

Other applicable U.S. regulations

Common carrier regulation

TMI Communications' 2 GHz MSS S-band authorization is a non-common carrier authorization. As a result, after the authorization is assigned to us, we will be permitted to provide MSS services on a non-common carrier basis. To the extent that we offer telecommunications for a fee directly to the public, however, we would be subject to common carrier regulation. Our blanket mobile earth terminal license will be a common carrier authorization, and our ATC authorization likely will be as well. Our common carrier services will not be subject to traditional public utility rate-of-return regulation or tariff filings at the federal level, because the FCC has exercised its authority to "forbear" from applying such requirements. In offering common carrier services, we will nevertheless be required to: file various common carrier reports; pay certain FCC regulatory fees that apply to common carriers; file an application for common carrier authority to the extent we wish to provide international services; and seek FCC authority prior to discontinuing any common carrier services. We also may be subject to limited common carrier regulation at the state level, but the Communications Act preempts the states from regulating the entry of or rates charged by providers of commercial mobile services and private mobile services.

Universal service fund

As a provider of interstate telecommunications, we will be required to contribute to the FCC's universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries and rural health care providers. Under the FCC's current rules, we would be required to contribute to this fund a percentage of the revenues we derive from providing interstate telecommunications to end users. Currently excluded from a carrier's universal service contribution base are end user revenues derived from the sale of "information services" and other non-telecommunications services. The FCC is currently conducting a proceeding which will reform the universal service fund contribution methodology. The FCC may not retain the exclusions described herein or its current policy regarding the scope of a carrier's contribution base. We may also be required to contribute to state universal service programs.

Customer proprietary network information, or CPNI

To the extent we provide telecommunications services, we will be subject to the Communications Act and FCC requirements concerning CPNI. These requirements limit the circumstances in which we can make use of for business purposes, or disclose to third parties, information concerning the usage of our telecommunications services by our customers. Violation of these requirements could subject us to fines or other penalties.

Communications Assistance for Law Enforcement Act, or CALEA

In connection with any telecommunications services that we provide, CALEA will require us to ensure that U.S. law enforcement agencies can intercept certain communications transmitted over our networks. We also will have to ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over our networks. We expect to enter into agreements with the Federal Bureau of Investigation, Department of Justice and Department of Homeland Security regarding U.S. law enforcement agency access to our network. There is no guarantee that we will be able to meet CALEA requirements and U.S. law enforcement agency demands without expense and impact on our network architecture.

Enhanced-911, or E911, service

MSS providers offering interconnected switched voice services are required to establish call centers for the purpose of answering subscriber 911 emergency calls, and are subject to recordkeeping and reporting requirements in connection with the call centers. The FCC is considering the extent to which it is technically feasible to require MSS providers having ATC capabilities to offer E911 functionality for their MSS services, including the ability to automatically locate the position of all transmitting user terminals. The FCC has stated that it expects these providers to take account of E911 considerations in the design stage. If the FCC adopts E911 requirements for MSS providers with ATC capabilities, it could generate added costs and affect our network architecture. We will be required to offer E911 services on our terrestrial component.

Rate integration

Under the "rate integration" provisions in Section 254(g) of the Communications Act and related FCC rules, providers of interstate telecommunications services must charge the same rates for these services in every state and in U.S. territories and possessions, including Puerto Rico and the U.S. Virgin Islands. These requirements do not apply to our commercial mobile services, but would apply if we were to provide fixed interstate telecommunications services.

Other applicable Canadian regulations

CRTC--Regulation of telecommunications services

Companies that own or operate transmission facilities in Canada that are used to provide telecommunications services to the public for compensation are classified as "telecommunications common carriers" under the Telecommunications Act (Canada) and are subject to the regulatory authority of the CRTC. The CRTC has the discretionary power to forbear from exercising certain of its regulatory powers over Canadian carriers where it finds that a telecommunications service or class of services is, or will be, subject to competition sufficient to protect the interests of users. Some Canadian carriers, such as the existing local exchange carriers, are classified by the CRTC as "dominant" in the provision of certain services because of their market power and control over the supply of local services and certain other services. Carriers classified as "non-dominant" by the CRTC are subject to less regulation than dominant carriers and include mobile wireless providers and long distance service providers.

Canada's universal service or "Contribution" regime

The CRTC has established a revenue-based regime for the payment of "contribution." Contribution payments are used, in effect, to subsidize local services in high-cost areas in Canada. Under this regime, all telecommunications service providers, or TSPs, are required to pay contribution based on a percentage established by the CRTC on an annual basis (the percentage was 1.03% for 2006 and this rate has also been applied on an interim basis for 2007) of their total "contribution-eligible revenues" for the previous year--that is, their total Canadian telecommunications service revenues, or CTSR, less certain permitted deductions. These permitted deductions include revenues generated from the sale or rental of terminal equipment, revenues from paging services and inter-carrier payments for services purchased from other TSPs. The CRTC has established a minimum revenue threshold that will trigger the obligation to pay contribution.

International licensing regime

Under the Telecommunications Act (Canada), all providers of basic international telecommunications services in Canada are required to hold and keep current a basic international telecommunications service license issued by the CRTC. Such licenses are routinely issued within a few weeks of submitting an application. The CRTC has the authority to suspend or revoke an international telecommunications service license if it believes that the licensee has contravened the Telecommunications Act (Canada), the regulations thereunder or any condition of its license. We intend to apply, and we expect TerreStar Canada will apply, for such licenses before offering telecommunications services to the public.

Customer confidential information

In Canada, the CRTC requires all mobile wireless carriers, including MSS operators, to maintain almost all information relating to their customers in confidence (including customer specific usage data), and limits the circumstances under which this information can be disclosed to third parties. In addition, satellite operators such as TerreStar Canada are subject to the Personal Information Protection and Electronic Documents Act (Canada) which establishes several rules and limitations relating to the collection, use, storage and disclosure of customer information.

E911 service

The CRTC has not specifically addressed the provision of 911 service by MSS providers; however, the CRTC has issued an order that requires all TSPs that offer VoIP-based local telephony services to provide their customers with 911 and E911 service capabilities. In addition, MSS providers that use conventional circuit switched technology are also potentially subject to the 911 and E911 rules that have been established by the CRTC for terrestrial wireless service providers, including the following: the requirement to provide wireless E911 service to wireless subscribers in communities where wireless E911 network access service is available from an ILEC; the requirement to provide continuous staffing of an operations center in order to promptly assist public safety personnel seeking subscriber information in emergency situations; and the requirement to provide notification to customers of any limitations in the wireless provider's 911 service.

Lawful interception

It is a condition of the Industry Canada 2 GHz MSS S-band approval in principle that TMI Communications provide and maintain lawful interception capabilities as authorized by law. The requirements for lawful interception capabilities are established by the Canadian federal department of Public Safety and Emergency Preparedness. The Canadian federal government has announced on several occasions that it would like to introduce legislation that would impose minimum lawful interception standards on most TSPs. Although legislation to this effect was tabled in the Parliament of Canada in November 2005, Parliament dissolved before the legislation could pass and no new legislation has been tabled since that time.

Item 1A.  Risk Factors
----------------------

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

TerreStar is a development stage company with no operating revenues.

TerreStar is a development stage company and has never generated any revenues from operations. Given the sale of our terrestrial network business in September 2006, we do not expect to generate significant revenues prior to 2009, if at all. If we obtain sufficient financing and successfully develop and construct TerreStar's network, our ability to transition to an operating company will depend on, among other things: successful execution of our business plan; market acceptance of the services we intend to offer; and attracting, training and motivating highly skilled satellite and network operations personnel, a sales force and customer service personnel. We may not be able to successfully complete the transition to an operating company or generate sufficient cash from operations to cover our expenses. If we do not become profitable, we will have difficulty obtaining funds to continue our operations and may have insufficient cash to repay our obligations on the notes.

We are not cash flow positive, and we will need additional liquidity to fund our operations and fully fund all of our necessary capital expenditures.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. Even if we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet capital expenditures and other non-operating cash expenses, including but not limited to capital expenditures required to complete and launch our satellite currently under construction. We currently anticipate that our funding requirements for the next 12 months should be met through a combination of various sources, including cash on hand, cash from the exercise of outstanding options and warrants and sales of our interests.

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

We need substantial further financing to develop and construct our network.

We expect TerreStar will require significant funding to finance the execution of its business strategy, including funds for the construction and launch of TerreStar 1 and for our ancillary terrestrial network buildout.

As of December 31, 2006, we had aggregate contractual payment obligations of approximately $353.6 million, consisting of (1) approximately $218.0 million under our satellite construction agreement with Loral for TerreStar-1 and TerreStar-2, (2) approximately $103.1 million under our launch contract with Arianespace, (3) approximately $23.3 million under our GBBF earth stations construction contract with Hughes (4) approximately $10.2 million under the leases for our facilities in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas and (5) approximately $3.8 million for our Las Vegas Earth station lease agreement. Of this aggregate amount, approximately $263.6 million is due in 2007.

In January 2007, we entered into an agreement with Loral for satellite network integration services under which we incurred an additional obligation of $22.5 million. Of this amount, $2.3 million was pre-paid in 2006 and $6.0 million is due in 2007.

In addition, in 2007, we expect to incur additional capital expenditures of $40.0 million to $50.0 million for launch insurance for TerreStar-1 and approximately $170.0 million to $220.0 million for the development of our satellite ground operation and integration, universal chipset(TM) architecture and related devices and other ATC-related capital expenditures. We also expect to enter into a site-hosting agreement for our GBBF earth station in Allan Park, Ontario, Canada.

We will require approximately $89.0 million to $149.0 million of additional funding to meet our 2007 capital expenditure requirements and approximately $55.0 million of additional funding to meet our estimated 2007 operating expenses. These amounts do not take into consideration contributions we will receive under the Motient Funding Agreement. We will need to seek financing to meet these funding requirements but we cannot assure you that we will obtain such financing on favorable terms or at all.

Commencing in 2008, we expect to make substantial capital expenditures, primarily for the terrestrial component buildout of our network. We anticipate focusing the buildout of the terrestrial component of our network initially in several key markets, with further expansion based on customer requirements. We estimate that the cost to establish terrestrial coverage could require, on average, between $40.0 million and $60.0 million per market. We will also require funds for working capital, business software development, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations.

The cost of building and deploying our network could exceed our estimates. For example, the costs for the buildout of the terrestrial component of our network could be greater, perhaps significantly, than our current estimates due to changing costs of supplies, market conditions and other factors over which we have no control. The rate at which we build out the terrestrial component of our network will also depend on customer requirements.

If we require more funding than we currently anticipate, or we cannot meet our financing needs, our ability to operate our business, our financial condition and our results of operation could be adversely affected.

TerreStar does not currently hold any license of spectrum from Industry Canada or the FCC.

Although TMI Communications is contractually obligated to assign its Industry Canada approval in principle to TerreStar Canada, or to any entity designated by TerreStar that is eligible under Canadian law to hold the approval in principle, that right is subject to the receipt of necessary approval from Industry Canada. Furthermore, although TMI Communications is contractually obligated to assign its FCC authorization to TerreStar, the right is subject to the receipt of necessary approval from the FCC. While we expect to obtain regulatory approvals required for these transfers prior to the planned launch of TerreStar-1 in November 2007, there can be no assurance that those approvals will be obtained by that time or at all. The failure to meet our required FCC and Industry Canada milestones described elsewhere in Item 1. Business - Regulation in this report could result in a failure to meet the conditions applicable to the acquisition by us of our spectrum.

We may not obtain the financing needed to develop and construct our network and meet our funding obligations.

We expect to require substantial funds in addition to the proceeds from this offering to finance the execution of our business strategy. In addition, subject to certain conditions and so long as the provision of such funding does not conflict with applicable Canadian regulatory requirements, TerreStar will be obligated to fund any operating cash shortfalls of TerreStar Canada upon the request of TerreStar Canada. If we are required to provide such funds to TerreStar Canada, we will need to reallocate existing, or raise additional, funds. We plan to seek to raise funds in the future through various means, including by selling debt and equity securities, by obtaining loans or other credit lines, through vendor financing or strategic relationships. The type, timing and terms of financing we may select will depend upon our cash needs, the availability of alternatives, our success in securing significant customers for our network, the prevailing conditions in the financial markets and the restrictions contained in the Senior Secured PIK Notes issued by TerreStar in February 2007 and any future indebtedness. In addition, our ability to attract funding is based in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands have historically been volatile, and we cannot predict at what amount a future source of funding may be willing to value our spectrum and other assets. The FCC and/or Industry Canada could allocate additional spectrum, through auction, lease or other means, that could be used to compete with us, or that could decrease the perceived market value of our wireless capacity. The FCC and Industry Canada may take other action to promote the availability or more flexible use of existing satellite or terrestrial spectrum allocations. The acquisition by our competitors of rights to use additional spectrum could have a material adverse effect on the value of our spectrum authorizations, which, in turn, could adversely affect our ability to obtain necessary financing. We may not be able to obtain financing when needed, on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, then any of the following could occur:

o construction and launch of our satellites, or other events necessary to conduct our business could be materially delayed, or the associated costs could materially increase;

o we could default on our commitments under our satellite construction agreement or our launch agreement, or to creditors or third parties, leading to the termination of such agreements; and

o we may not be able to deploy our network as planned, and may have to discontinue operations or seek a purchaser for our business or assets.

Any of these factors could cause us to miss required performance milestones under our FCC authorization or Industry Canada approval in principle and could result in our loss of those authorizations. See "--Regulation."

If we are successful in raising additional financing, we anticipate that a significant portion of future financing will consist of debt securities. As a result, we will likely become even more highly leveraged. If additional funds are raised through the incurrence of indebtedness, we may incur significant interest charges, and we will become subject to additional restrictions and covenants that could further limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities.

Funding requirements for TerreStar may jeopardize our investment in, and control over, TerreStar.

The implementation of TerreStar's business plan, including the construction and launch of a satellite system and the necessary terrestrial components of an ATC-based communications system, will require significant additional funding. If we do not provide such funding to TerreStar, then TerreStar may be forced to seek funding from third parties that may dilute our equity investment in TerreStar. Such dilution, if sufficiently severe, may limit our control over TerreStar.

Our business is subject to a high degree of government regulation.

The communications industry is highly regulated by governmental entities and regulatory authorities, including the FCC and Industry Canada. Our business is completely dependent upon obtaining and maintaining regulatory authorizations to operate our planned integrated satellite and terrestrial network. For example, the FCC and/or Industry Canada could refuse to approve, or impose material conditions on, the relevant Transfer Agreements. In addition, we could fail to obtain authorization to operate an ATC network, for which we have not yet applied. Failure to obtain or maintain necessary governmental approvals would impair our ability to implement our planned network and would have a material adverse effect on our financial condition. Additional important risks relating to our regulatory framework are listed below under "--Regulation."

Our network will depend on the development and integration of complex and untested technologies.

We must integrate a number of sophisticated satellite, terrestrial and wireless technologies that typically have not been integrated in the past, and some of which are not yet fully developed, before we can offer our planned network. These include, but are not limited to:

o satellites that have significantly larger antennas and are substantially more powerful than any satellites currently in use;

o use of dynamic spot-beam technology to allocate signal strength among different geographic areas, including the ability to concentrate signal strength in specific geographic locations;

o development of universal chipset(TM) architecture that is capable of being deployed into a wide range of mobile devices;

o development of chipsets for mobile handsets and other devices that are capable of receiving satellite and ground-based signals;

o development of integrated satellite and terrestrial-capable mobile handsets with attractive performance, functionality and price; and

o development of ground infrastructure hardware and software capable of supporting our communication system and the demands of our customers.

As a result, unanticipated technological problems or delays relating to the development and use of our technology may prove difficult, time consuming, expensive or impossible to solve. Any of these may result in delays in implementing, or even make inoperable, our infrastructure and would adversely affect our financial condition.

Our success will depend on market acceptance of new and unproven technology, which may never occur.

Other than satellite radio, we are not aware of any integrated satellite and terrestrial wireless network in commercial operation. As a result, our proposed market is new and untested and, we cannot predict with certainty the potential demand for the services we plan to offer or the extent to which we will meet that demand. There may not be sufficient demand in general for the services we plan to offer, or in particular geographic markets, for particular types of services or during particular time periods, to enable us to generate positive cash flow, and our cost structure may not permit us to meet our obligations. Among other things, end user acceptance of our network and services will depend upon:

o our ability to provide integrated wireless services that meet market demand;

o our ability to provide attractive service offerings to our anticipated customers;

o the cost and availability of handsets and other user equipment that are similar in size, weight and cost to existing standard wireless devices, but incorporate the new technology required to operate on our planned network;

o federal, state, provincial, local and international regulations affecting the operation of satellite networks and wireless systems;

o the effectiveness of our competitors in developing and offering new or alternative technologies;

o    the price of our planned service offerings; and

o    general and local economic conditions.

We cannot successfully implement our business plan if we cannot gain market acceptance for our planned products and services. A lack of demand could adversely affect our ability to sell our services, enter into strategic relationships or develop and successfully market new services. In addition, demand patterns shift over time, and user preferences may not favor the services we plan to offer. Any material miscalculation with respect to our service offerings or operating strategy will adversely affect our ability to operate our business, our financial condition and our results of operations.

We may be unable to achieve our business and financial objectives because the communications industry is highly competitive.

The global communications industry is highly competitive and characterized by rapid change. In seeking market acceptance for our network, we will encounter competition in many forms, including:

o    existing satellite services from other operators;

o    conventional and emerging terrestrial wireless services;

o    traditional wireline voice and high-speed data offerings;

o    terrestrial land-mobile and fixed services; and

o next-generation integrated services that may be offered in the future by other networks operating in the 2 GHz MSS S-band or the L-band.

Participants in the communications industry include major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than we have and which provide a wider range of services than we will provide. There currently are several other satellite companies that provide or are planning to provide services similar to ours. In addition to facing competition from our satellite-based competitors, we are subject to competition from terrestrial voice and data service providers in several markets and with respect to certain services, particularly from those that are expanding into rural and remote areas and providing the same general types of services and products that we intend to provide. Land-based telecommunications service capabilities have been expanded into underserved areas more quickly than we anticipated, which could result in less demand for our services than we anticipated in formulating our business plan. These ground-based communications companies may have certain advantages over us because of the general perception among consumers that wireless voice communication products and services are cheaper and more convenient than satellite-based ones. Furthermore, we may also face competition from new competitors or emerging technologies with which we may be unable to compete effectively.

With many companies targeting many of the same clients, if any of our competitors succeeds in offering services that compete with ours before we do, or develops a network that is, or that is perceived to be, superior to ours, then we may not be able to execute our business plan, which would materially adversely affect our business, financial condition and results of operations.

Our system may not function as intended, and we will not know whether it will function as intended until we have deployed a substantial portion of our network. Hardware or software errors in space or on the ground may limit or delay our service, and therefore reduce anticipated revenues and the viability of our services. There could also be delays in the planned development, integration and operation of the components of our network. The strength of the signal from our satellite could cause ground-based interference or other unintended effects. If the technological integration of our network is not completed in a timely and effective manner, our business will be harmed.

In our network, we will seek to develop and deploy network management techniques to automatically transition between satellite mode and terrestrial mode. We intend to develop such techniques primarily by adapting existing techniques used in PCS/cellular systems and digital/ analog systems. However, such techniques have not been deployed before in an integrated satellite/terrestrial system, and we may not be successful in developing such techniques or deploying them in our network in a cost effective or timely manner, or at all. If we are not able to develop or deploy such techniques, mobile devices used on our network may not be able to automatically transition between satellite and terrestrial modes, which may make our network less attractive to potential customers and end users, which would have a material adverse effect on our financial condition.

Our satellites are subject to construction, delivery and launch delays.

We depend on third parties, such as Loral and Arianespace, to build and launch our satellites. The assembly of such satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellites. Delivery of our satellites may not be timely, which could adversely affect our ability to meet our FCC and Industry Canada-required construction and launch milestones and the planned introduction of our network.

In 2005, Loral commenced construction of Terrestar-1, which is scheduled to be launched in November 2007. Our remaining FCC and Industry Canada milestones require the launch of Terrestar-1 in November 2007 and that our network be operational in November 2008.

If we fail to meet any of our milestones, we will have to request waivers or extensions of our milestones from the FCC and Industry Canada. There can be no assurance that any such requests, would be granted.

During any period of delay in construction, delivery or launch of our satellites, we would continue to have significant cash requirements that could materially increase the aggregate amount of funding we need. We may not be able to obtain additional financing on favorable terms, or at all, during periods of delay. Delays could also make it more difficult for us to secure customers and could force us to reschedule our anticipated satellite launch dates.

In November 2006, we signed a contract with Arianespace which entitles us to a launch for TerreStar-1 that will meet our FCC and Industry Canada milestones and also mitigates possible impacts from delays. If delays in satellite delivery require a later launch date, the contract provides for an extended window for committed launch through July 2008. If we are not ready to launch TerreStar-1 within our extended launch window, however, another launch slot may not be available within the time period required to meet the relevant milestones.

Our satellites could be damaged or destroyed during launch or deployment or could fail to achieve their designated orbital location.

Our satellite launches and deployments may not be successful. A percentage of satellites never become operational because of launch failures, satellite destruction or damage during launch or improper orbital placement, among other factors. Launch failure rates vary depending on the chosen launch vehicle and contractor. Even launch vehicles with good track records experience some launch failures, and these vehicles may experience launch failures when launching our satellites despite their track records. Even if successfully launched into orbit, a satellite may use more fuel than planned to enter into its orbital location, which could reduce the overall useful life of the satellite, or may never enter or remain in its designated orbital location, which could render it inoperable. Deployment and use of the antennas on our satellites are subject to additional risks because our antennas will be larger than those currently on most commercial satellites. If one or more of the launches or deployments fail, we will suffer significant delays that will damage our business, cause us to incur significant additional costs, adversely affect our ability to generate revenues and adversely affect the value of the collateral pledged to support the Senior secured PIK Notes issued by TerreStar in February 2007.

Satellites have a limited useful life and premature failure of our satellites could damage our business.

During and after their launch, all satellites are subject to equipment failures, malfunctions (which are commonly referred to as anomalies) and other problems. A number of factors could decrease the expected useful lives or the utility of our satellites, including:

o    defects in construction;

o    radiation induced failure of satellite parts;

o    faster than expected degradation of solar panels;

o    malfunction of component parts;

o    loss of fuel on board;

o higher than anticipated use of fuel to maintain the satellite's orbital location;

o    higher than anticipated use of fuel during orbit raising following launch;

o    random failure of satellite components not protected by back-up units;

o    inability to control the positioning of the satellite;

o electromagnetic storms, solar and other astronomical events, including solar radiation and flares; and

o collisions with other objects in space, including meteors and decommissioned spacecraft in uncontrolled orbits that pass through the geostationary belt at various points.

We may experience failures, anomalies and other problems, whether of the types described above or arising from the failure of other systems or components, despite extensive precautionary measures taken to determine and eliminate the cause of anomalies in our satellites and provide redundancy for many critical components in our satellites. The interruption of our business caused by the loss or premature degradation of a satellite would continue until we either extended service to end users on another satellite or built and launched additional satellites. If any of our satellites were to malfunction or to fail prematurely, it could affect the quality of our service, substantially delay the commencement or interrupt the continuation of our service, harm our reputation, cause our insurance costs to increase and adversely affect our business and our financial condition.

Damage to, or caused by, our satellites may not be fully covered by insurance.

We intend to purchase launch and in-orbit insurance policies for our satellites. The price, terms and availability of insurance can fluctuate significantly due to various factors, including satellite failures and general market conditions. If certain material adverse changes in market conditions for in-orbit insurance were to make it commercially unreasonable for us to maintain in-orbit insurance, we may forego such insurance. Other adverse changes in insurance market conditions may substantially increase the premiums we will have to pay for insurance or may preclude us from fully insuring our loss. If the launch of our satellite is a total or partial failure, or our satellite is damaged in orbit, our insurance may not fully cover our losses and these failures may also cause insurers to include additional exclusions in our insurance policies when they come up for renewal. We may not be able to obtain additional financing to construct, launch and insure a replacement satellite or such financing may not be available on terms favorable to us. Also, any insurance we obtain will likely contain certain customary exclusions and material change conditions that would limit our coverage. These exclusions typically relate to losses resulting from acts of war, insurrection or military action and government confiscation, as well as lasers, directed energy beams, nuclear and anti-satellite devices and radioactive contamination. Any uninsured losses could have a material adverse effect on us.

We do not expect to buy insurance to cover, and would not have protection against, business interruption, loss of business or similar losses. Furthermore, we expect to maintain third-party liability insurance. Such insurance may not be adequate or available to cover all third-party damages that may be caused by our satellites, and we may not be able to obtain or renew our third-party liability insurance on reasonable terms and conditions, or at all.

We will depend on a limited number of suppliers and service providers to design, construct and maintain our network.

We will rely on contracts with third parties to design and build our satellites, as well as the terrestrial components of our network. These include the integrated MSS and ATC systems, technology for communications between the satellite and terrestrial equipment, and the development of small, integrated MSS/ATC handsets and other devices utilizing our universal chipset(TM) architecture that will meet FCC and Industry Canada requirements, none of which exists today. We also intend to enter into relationships with third-party contractors in the future for equipment and maintenance and other services relating to our network. There are only a few companies capable of supplying the products and services necessary to implement and maintain our network. As a result, if any third-party contractor relationship with us is terminated, we may not be able to find a replacement in a timely manner or on terms satisfactory to us. This could lead to delays in implementing our network and interruptions in providing service to our customers, which would adversely affect our financial condition. In addition, the development and rollout of the terrestrial component of our network by these third parties may also be subject to unforeseen delays, cost overruns, regulatory changes, engineering and technological changes and other factors, some of which may be outside of our control.

Delays in initial and ongoing deployment of the terrestrial component of our network due to limited tower availability, local zoning approvals or adequate telecommunications transport capacity would delay and reduce our revenues.

Our business strategy includes the initial deployment of the terrestrial component of our network in several targeted markets, with subsequent expansion based upon customer requirements. Tower sites or leases of space on tower sites and authorizations in some desirable areas may be costly and time consuming to obtain. If we are unable to obtain tower space, local zoning approvals or adequate telecommunications transport capacity to develop our network in a timely fashion, the launch of our network will be delayed, our revenues will be delayed and less than expected. As a result, our business will be adversely affected.

The planned terrestrial component of our network or other ground facilities could be damaged by natural catastrophes or man-made disasters.

Since the terrestrial component of our planned network will be attached to buildings, towers and other structures, an earthquake, tornado, flood or other catastrophic event, a man-made disaster or vandalism could damage our network, interrupt our service and harm our business in the affected area. Temporary disruptions could damage our reputation and the demand for our services and adversely affect our financial condition.

Failure to develop, manufacture and supply handsets and other devices that incorporate our universal chipset(TM) architecture in a timely manner, or at all, will delay or materially reduce our revenues.

We will rely on third-party manufacturers and their distributors to manufacture and distribute devices incorporating our universal chipset(TM) architecture. Such devices will have the same form, function and aesthetics as a standard wireless device, and that will be able to communicate with both the terrestrial and satellite components of our planned network without requiring bulky external hardware. These devices are not yet available, and we and third-party vendors may be unable to develop and produce them in a timely manner, or at all, to permit the introduction of our service. If we, our vendors or our manufacturers fail to develop, manufacture and supply devices incorporating our universal chipset(TM) architecture for timely commercial sale at affordable prices, the launch of our service will be delayed, our revenues will be adversely affected and our business will suffer.

We may rely on third parties to identify, develop and market products using our network.

We intend to enter into agreements with third parties to identify, develop and market products using our network. We may be unable to identify, or to enter into agreements with, suitable third parties to perform these activities. If we do not form satisfactory relationships with third parties, or if any such third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to successfully identify, develop and sell products using our network, which would adversely affect our financial condition and results of operations.

We may not be able to identify, develop and market innovative products and therefore we may not be able to compete effectively.

Our ability to implement our business plan depends in part on our ability to gauge the direction of commercial and technological progress in key markets and to fund and successfully develop and market products in our targeted markets. Our competitors may have access to technologies not available to us, which may enable them to provide communications services of greater interest to end users, or at a more competitive price. We may not be able to develop new products or technology, either alone or with third parties, or license any additional necessary intellectual property rights from third parties on a commercially competitive basis. The satellite and wireless industries are both characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies obsolete. If we fail to keep pace with the evolving technological innovations in our markets on a competitive basis, our financial condition and results of operation could be adversely affected. In particular, if existing wireless providers improve their coverage of terrestrial-based systems to make them more ubiquitous, demand for products and services utilizing our network could be adversely affected or fail to materialize.

We plan to execute our initial development through a relationship with an anchor tenant, and the failure to establish, or impairment of, this relationship could have severe consequences on our business.

Our objective is to form an anchor tenant relationship with a customer, such as a U.S. federal government organization, a state or local public safety/first responder organization or a significant commercial enterprise. Any significant disruption or deterioration of our relationship with our anchor tenant could adversely affect our business. Because we expect to derive a significant portion of our revenue from a limited number of customers, the failure to attract an anchor tenant or the loss of such an anchor tenant could significantly reduce our ability to generate revenue or profit and negatively impact our financial condition and operations.

We may depend on the U.S. Government for a significant portion of our revenues, and the impairment of this relationship or changes in government spending could have severe consequences on our business.

Our objective is to form an anchor tenant relationship with a customer, potentially a U.S. federal government organization such as the Department of Defense, the Federal Emergency Management Agency or the Department of Homeland Security. Future sales under U.S. government contracts are conditioned upon the availability of Congressional appropriations. The strength of our relationship with any federal government organization is subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including defense and emergency response spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. Significant changes to U.S. defense and emergency response spending could have long-term consequences for our size and structure, and could negatively impact our results of operations and financial condition.

An economic downturn in the united states or canada or changes in consumer spending could adversely affect our financial condition.

In the event that the United States or Canada experiences an economic downturn and spending by consumers drops, our business may be adversely affected. Demand for the services we plan to offer may not grow or be accepted generally, or in particular geographic markets, for particular types of services, or during particular time periods. A lack of demand could adversely affect our ability to sell our services, enter into strategic relationships or develop and successfully market new services.

We depend on licenses of critical intellectual property from ATC Technologies, a wholly-owned subsidiary of MSV.

We license the majority of the technology we plan to use to operate our network from ATC Technologies, a wholly-owned subsidiary of MSV. MSV has rights to approximately 30 MHz of spectrum in the L-band, is positioned to achieve device transparency and plans to offer services that compete with the services that we plan to offer.

MSV has assigned to ATC Technologies a significant intellectual property portfolio, including a significant number of patents. Pursuant to the agreement by and between ATC Technologies and us, ATC Technologies granted us a perpetual, world-wide, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain existing patents owned by ATC Technologies for the sole purpose of developing, operating, implementing, providing and maintaining 2 GHz MSS S-band or MSS services with an ATC component. ATC Technologies granted back to MSV similar rights to the same intellectual property for L-band services in any geographic territory in the entire world where MSV, one of its affiliates or a joint venture or strategic alliance into which MSV has entered, is authorized to provide L-band services. In addition, ATC Technologies granted rights to MSV International, LLC, or MSVI, a subsidiary of MSV, in and to the same intellectual property for the purpose of providing communications services anywhere in the entire world, excluding services relating to the 2 GHz MSS S-band. We granted to ATC Technologies a perpetual, world-wide, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain existing patents owned or licensed by us and certain technologies licensed by us for the sole purpose of developing, operating, implementing, providing and maintaining L-band MSS services or L-band MSS services with an ATC component. ATC Technologies has also contractually committed to license to us, pursuant to the same terms as set forth above, certain additional patents that may be developed, acquired or otherwise owned by ATC Technologies or its affiliates (including MSV and MSVI), and we have contractually committed to license to ATC Technologies, pursuant to the same terms as set forth above, certain additional patents and technologies that may be developed, licensed, acquired or otherwise owned by us for a period extending for ten years until October 1, 2016.

The license agreement between us and ATC Technologies may be terminated: (1) by mutual written consent of both parties; (2) by either party in the event that the other party fails to perform or otherwise breaches any material obligations under the license agreement and fails to cure such breach within 90 days of receiving notice thereof; or (3) in the event that the other party files a petition for bankruptcy or insolvency or upon certain other insolvency events. In the event that our license agreement with ATC Technologies is terminated, we may not be able to obtain future licenses for alternative technologies on terms as favorable to us as those obtained through the license agreement with ATC Technologies, if at all. However, even in the event that our license agreement with ATC Technologies is terminated, we will retain our perpetual license to all ATC Technologies intellectual property licensed to us on a license-by-license basis, until the date of the expiration of the applicable patent under which the license was granted. If ATC Technologies terminates or breaches its agreements with us or if we and ATC Technologies have a significant dispute regarding the licensed intellectual property, such termination, breach or significant dispute could have a material adverse effect on our business.

The intellectual property we license from ATC Technologies includes issued patents and technology included in patent applications. The patents for which we or ATC Technologies have applied may not issue or, if they issue, such patents may be insufficient to protect fully the technology we own or license. Moreover, if such patents prove to be inadequate to protect fully the technology we own or license, our ability to implement our business plan and, consequently, our financial condition, may be affected adversely. In addition, any patents that may be issued to us and any patents licensed to us from ATC Technologies may be challenged, invalidated or circumvented.

We also rely upon unpatented proprietary technology and other trade secrets. Our failure to protect such proprietary technology and trade secrets or the lack of enforceability or breach by third parties of agreements into which we have entered could also adversely affect our ability to implement our business plan and our financial condition.

We may incur costs, and may not be successful, defending our rights to intellectual property upon which we depend.

In developing and implementing our network, we will need to develop or obtain rights to additional technology that is not currently owned by us or licensed to us. We may be unsuccessful in developing additional technologies required to develop and implement our network, and we may not be able to protect intellectual property associated with technologies we develop from infringement by third parties. In addition, if we are able to develop or license such technologies, there can be no assurance that any patents issued or licensed to us will not be challenged, invalidated or circumvented. Litigation to defend and enforce these intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations, regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so, and our competitors may independently develop or patent technologies equivalent or superior to our technologies. It is possible that third parties may infringe upon our intellectual property now and in the future.

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

Other parties may have patents or pending patent applications relating to integrated wireless technology that may later mature into patents. Such parties may bring suit against us for patent infringement or other violations of intellectual property rights. The development and operation of our system may also infringe or otherwise violate as-yet unidentified intellectual property rights of others. If our products or services are found to infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from those parties or substantially re-engineer our products or processes in order to avoid infringement. We may not be able to obtain the necessary licenses on commercially reasonable terms, if at all, or be able to re-engineer our products successfully. Moreover, if we are found by a court of law to infringe or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages or be enjoined from making, using or selling the infringing products or technology. We also could be enjoined from making, using or selling the allegedly infringing products or technology, pending the final outcome of the suit. Our financial condition could be adversely affected if we are required to pay damages or are enjoined from using critical technology.

Wireless devices may, or may be perceived to, pose health and safety risks and, as a result, we may be subject to new regulations, demand for our services may decrease and we could face liability or reputational harm based on alleged health risks.

There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennae, similar to devices that may incorporate our universal chipset(TM) architecture. Lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences, including cancer, as a result of wireless phone usage. If courts or governmental agencies find that there is valid scientific evidence that the use of portable hand-held devices poses a health risk, or if consumers' health concerns over radio frequency emissions increase for any reason, use of wireless handsets may decline. Further, government authorities might increase regulation of wireless handsets as a result of these health concerns. The actual or perceived risk of radio frequency emissions could have an adverse effect on our business, financial condition and results of operations.

We may be negatively affected by industry consolidation.

Consolidation in the communications industry could adversely affect us by increasing the scale or scope of our competitors, or creating a competitor that is capable of providing services similar to those we intend to offer, thereby making it more difficult for us to compete. Industry consolidation also may impede our ability to identify acquisition, joint venture or other strategic opportunities.

Future acquisitions may be costly and difficult to integrate and may divert and dilute management resources.

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that we believe complement our services, augment our market coverage or enhance our technical capabilities or that we believe may otherwise offer growth opportunities. Acquisitions and mergers involve a number of risks, including, but not limited to:

o the time and costs associated with identifying and evaluating potential acquisition or merger partners;

o difficulties in assimilating operations of the acquired business and implementing uniform standards, controls, procedures and policies;

o    unanticipated expenses and working capital requirements;

o the inability to finance an acquisition on acceptable terms, or at all, and to maintain adequate capital;

o    diversion of management's attention from daily operations;

o    loss of key employees;

o difficulty achieving sufficient revenues and cost synergies to offset increased expenses associated with acquisitions; and

o    risks and expenses of entering new geographic markets.

Any of these acquisition risks could result in unexpected losses or expenses and thereby reduce the expected benefits of the acquisition. Our failure to successfully integrate future acquisitions and manage our growth could adversely affect our business, results of operations, financial condition and future prospects.

We may also pursue acquisitions, joint ventures or other strategic transactions. If we do so, we may face costs and risks arising from any such transaction, including integrating a new business into our business or managing a joint venture. These may include legal, organizational, financial and other costs and risks.

If we are unable to manage our growth, we may not be able to execute our business plan and achieve profitability.

In 2006, TerreStar began to experience rapid growth, growing from four employees at December 31, 2005 to 83 employees at December 31, 2006, and we expect TerreStar to continue to grow rapidly in the near future. This growth has placed, and will continue to place, substantial strain on our resources. To maintain growth at the expected level, we will require additional capital and other resources. If we do not obtain additional funding, we may not be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees, satisfactorily execute our business plan or effectively integrate businesses that we may acquire. In 2006, TerreStar completed the spin-off of its wholly-owned subsidiary, TerreStar Global Ltd., or TerreStar Global. TerreStar Global intends to offer an integrated satellite and terrestrial network outside of North America. Some of our employees, including some of our executive officers, perform services for TerreStar Global, which may reduce the time they can devote to our business. Our failure to manage growth effectively could significantly impede our ability to execute our business strategy and achieve profitability.

We must attract, integrate and retain key personnel.

Our success depends, in large part, upon the continuing contributions of our key technical and management personnel and integrating new personnel into our business. Employment agreements with our employees are terminable at-will by the employees, and we do not maintain "key-man" insurance on any of our employees. The loss of the services of several key employees within a short period of time could harm our business and our future prospects. Our future success will also depend on our ability to attract and retain additional management and technical personnel required in connection with the implementation of our business plan. We have also recently hired several new executive officers who will be important to the execution of our business plan. Competition for such personnel is intense, and if we fail to retain or attract such personnel and integrate those personnel who we hire, our business could suffer. We have entered into arrangements with certain of our officers that provide for payments upon a change of control, as defined in those agreements.

We are involved in ongoing litigation, which could have a negative impact on us.

Certain stockholders affiliated with a former director of Motient have initiated multiple lawsuits against Motient. In 2006, certain stockholders sought to install a slate of directors to the Motient board of directors, which was not successful. If these efforts or similar efforts that might be made in the future are successful, they may result in a change of control of Motient, or interfere with Motient's efforts to raise debt or equity capital to provide funding to us. If Motient cannot or will not provide funding to us, our liquidity and financial condition could be adversely affected. See "Item 3. Legal Proceedings" below for a description of our ongoing litigation.

We may have to take actions which are disruptive to our business to avoid registration under The Investment Company Act Of 1940.

We may have to take actions which are disruptive to our business if we are deemed to be an investment company under the Investment Company Act of 1940. Our equity investments, in particular its ownership interests in SkyTerra and MSV, may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets excluding cash items and government securities, subject to certain other exclusions. Investment companies are required to register under and comply with the Investment Company Act unless an exclusion or SEC safe harbor applies. If we were to be deemed an investment company, it would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business as it has in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of its contracts might be voidable, and a court-appointed receiver could take control of we and liquidate its business. In June 2006, one of our stockholders filed a lawsuit against Motient, alleging, among other things, that it is an investment company. In October 2006, the U.S. Magistrate Judge heard arguments on Motient's motions to dismiss the case, and thereafter recommended that the U.S. District Court dismiss the suit. The U.S. District Court adopted the Magistrate Judge's recommendation and has dismissed these claims with prejudice.

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

We may not be able to realize value from our investment in MSV due to risks associated with its next-generation business plans.

We have a substantial investment in MSV and its controlling limited partner, SkyTerra. The value of this investment, and consequently, the value of Motient, depends on the successful execution of MSV's business plan. We have no control over either MSV or SkyTerra.

The business plan of MSV involves the development of a next-generation integrated network that combines satellite services with ancillary terrestrial components, or ATC, which is novel and without established precedent. Other than satellite radio providers, neither TerreStar, MSV nor any other company has developed an integrated hybrid network combining satellite services with ATC, and their success will depend on several factors, including:

     o the ultimate resolution of pending legal and regulatory proceedings with respect to MSV's L-band license authorizations.

     o    MSV's ability to effectively make use of spectrum;

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


If MSV is unable to implement its next-generation business strategy, our investments in MSV and SkyTerra could be materially and adversely affected.

Regulatory risks

We could lose our FCC authorization and Industry Canada approval in principle and be subject to fines or other penalties.

We and TMI Communications, as the case may be, must meet significant construction and implementation milestones and comply with complex and changing FCC and Industry Canada rules and regulations to maintain our authorizations to use our assigned spectrum and orbital slot. The milestones include a successful satellite launch by November 2007 and an additional U.S. milestone of certification that the system is operational by November 2008. Once the system is operational, we will be required to maintain satellite coverage of all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and all regions of Canada that are within the coverage contour described in our Industry Canada approval in principle and, to the extent that we have been granted ATC authority, to provide an integrated MSS service offering in all locations where our ATC is made available. We or TMI Communications, as the case may be, may not meet these milestones, satisfy these service requirements or comply with other applicable rules and regulations. Non-compliance by us or TMI Communications with these or other conditions, including other FCC or Industry Canada gating or ongoing service criteria, could result in fines, additional conditions, revocation of the authorizations, or other adverse FCC or Industry Canada actions. The loss of our spectrum authorizations would prevent us from implementing our business plan and have a material adverse effect on our financial condition and the amount and value of the collateral pledged to support the Senior Secured PIK Notes issued by TerreStar in February 2007.

We have not yet applied for, and may not receive, certain regulatory approvals that are necessary to our business plan.

We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, we must apply for ATC licenses in the United States and Canada separately from our satellite authorizations. We cannot be granted an ATC license until we can show that we will comply in the near future with the FCC's and Industry Canada's ATC gating criteria, which we may not be able to satisfy. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada. In addition, our future customers, or our business strategy, may require us to launch additional satellites, including TerreStar-2, in order to increase redundancy and decrease the risk of having only one satellite in orbit. In order to do so, we must obtain regulatory approval for one or more additional orbital slots, or permission from Industry Canada to launch additional satellites into our orbital slot for TerreStar-1, and may need a waiver of the FCC requirement that our spare satellite remain on the ground.

Either Industry Canada and/or the FCC may refuse to grant these and other necessary regulatory approvals in the future, or they may impose conditions on these approvals that we are unable to satisfy. Failure to obtain or retain any necessary regulatory approvals would impair our ability to execute our business plan, and would materially adversely affect our financial condition.

The FCC and Industry Canada may not permit TMI Communications to assign its authorization or approval in principle, respectively, to us, and the FCC may not permit the letter of intent authorization to be modified.

In December 2002, we and TMI Communications jointly applied to the FCC for authority to assign TMI Communications' FCC authorization to us. Certain wireless carriers had opposed this assignment application. The application was recently amended to reflect the Initial Exchange Transactions and the relevant proposed Transfer Agreements. The amendments may provide a new opportunity for parties to object to the proposed assignment. The relevant Transfer Agreements have been submitted to Industry Canada for approval along with a request to transfer the Industry Canada approval in principle from TMI Communications to TerreStar Canada. We may also need to submit the relevant Transfer Agreements to the FCC. Certain Transfer Agreements will be subject to the approval of Industry Canada and the FCC. If the FCC or Industry Canada denies requests to complete the transactions contemplated by the Transfer Agreements or does not act on such requests prior to the scheduled launch in November 2007, we will not be able to serve the U.S. or Canadian markets as the licensee of the 2 GHz MSS S-band satellite and we would only be able to access our spectrum if we could make alternative arrangements. If the FCC or Industry Canada requires that we modify the terms of the Transfer Agreements, we may not be able to do so on commercially reasonable terms or at all. We also have to apply to modify the FCC letter of intent authorization to reflect the actual technical details of our satellite. Third parties will have an opportunity to oppose the modification application.

The Industry Canada approval in principle to construct and operate a satellite in a Canadian orbital slot is held, and upon the launch thereof will be held, by a Canadian entity over which TerreStar does not exercise control.

The Industry Canada approval in principle to construct and operate a 2 GHz MSS S-band satellite in a Canadian orbital position is currently held by TMI Communications, and we expect this approval in principle to be assigned to TerreStar Canada (subject to Industry Canada approval), both of which are entities that TerreStar does not and will not control. Upon completion of this assignment, which will require the approval of Industry Canada, and upon the launch of TerreStar-1, we expect that TerreStar-1 will be transferred to TerreStar Canada. Under the Radiocommunication Act (Canada) and the Telecommunications Act (Canada), and the regulations promulgated thereunder, TerreStar may only own a 20% voting equity interest in TerreStar Canada, along with a 33 1/3% voting equity interest in TerreStar Canada Holdings, which is TerreStar Canada's parent and 80% voting equity owner. TMI Communications, a Canadian-owned and controlled third party, owns a 66 (2)/3 voting interest in TerreStar Canada Holdings. The rules and regulations further provide that the business and operations of TerreStar Canada cannot otherwise be controlled in fact by non-Canadians. Please see "Business--Our relationship with TMI Communications and TerreStar Canada" for a description of these and other related transactions.

Under the Transfer Agreements, TMI Communications will own 66 (2)/3% of the shares of, and will have the power to elect three out of the five members of the board of directors of, TerreStar Canada Holdings, and TerreStar Canada Holdings will own 80% of the shares of, and will have the power to elect four out of the five members of the board of directors of, TerreStar Canada. TerreStar will have certain contractual rights with respect to the business and operations of, and certain negative protections as a minority shareholder of, both TerreStar Canada and TerreStar Canada Holdings. With certain exceptions, TerreStar has no ability to control the business or operations of TerreStar Canada, which will hold the Industry Canada approval in principle and will own TerreStar-1. TerreStar does not expect to have negative approval rights with respect to appointment or termination of senior officers or creation of budgets for TerreStar Canada or TerreStar Canada Holdings.

If Industry Canada does not approve the Transfer Agreements for reasons relating to Canadian telecommunications foreign ownership restrictions, TerreStar will need to enter into arrangements with another Canadian owned and controlled entity so that TMI Communications' Industry Canada approval in principle can be assigned to, and TerreStar-1 can be transferred to, an entity that satisfies Canada's telecommunications foreign ownership rules, and such arrangements may not be possible or may be less favorable to TerreStar than the terms of the Transfer Agreements. This process could delay us in obtaining access to our spectrum, which would delay the execution of our business plan and could have a material adverse effect on our financial condition.

FCC and Industry Canada decisions affecting the amount of 2 GHz MSS S-band spectrum assigned to us are subject to reconsideration and review.

In December 2005, the FCC provided TMI Communications with a reservation of 10 MHz of uplink MSS spectrum and 10 MHz of downlink MSS spectrum in the 2 GHz MSS S-band. TMI Communications has a contractual obligation, subject to necessary regulatory approvals, to assign that authorization to us. Two parties have challenged the December 2005 ruling, and one party has also challenged a separate decision by the FCC to cancel its former 2 GHz MSS S-band authorization. If these challenges succeed, the amount of 2 GHz MSS S-band spectrum that is available to us may be reduced to a level that is insufficient for us to implement our business plan. Furthermore, in Canada, our spectrum could be reduced from 20 MHz to 14 MHz if Industry Canada determines that it is necessary to reapportion spectrum in order to license other MSS operators in Canada. Any reduction in the spectrum we are authorized to use could impair our business plan and materially adversely affect our financial condition.

Our MSS and ATC operations are subject to a specific assignment of frequencies in the 2 GHz MSS S-band.

Our FCC authorization and Industry Canada approval in principle allow us to use two 10 MHz blocks of contiguous and unshared spectrum in the 2 GHz MSS S-band. Because the 2 GHz MSS S-band contains a total of four 10 MHz blocks of MSS spectrum, we have applied to the FCC and Industry Canada for a specific assignment of frequencies within the band. One of our competitors whose 2 GHz MSS S-band license was cancelled by the FCC and that has sought reconsideration of the cancellation has opposed our request that the FCC assign specific frequencies. Another competitor that holds a 2 GHz MSS S-band authorization issued by the FCC has filed a notice of intent to participate in the proceeding involving our request that the FCC assign specific frequencies. The FCC and Industry Canada may refuse to grant our requests, or they may impose conditions on their approvals that we are unable to satisfy. Failure to obtain an assignment of frequencies in the 2 GHz MSS S-band on a timely basis would impair our ability to execute our business plan and would have a material adverse effect on our financial condition.

Our use of the 2 GHz MSS S-band is subject to successful relocation of existing users.

In the United States, our operations at the 2 GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service, or BAS, licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation, or Sprint Nextel, is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2 GHz MSS S-band licensees must relocate microwave users in the 2 GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2 GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs. Due to the complex nature of the overall 2 GHz MSS S-band relocation and the need to work closely with Sprint Nextel on band clearing, we may not make sufficient progress in the relocation effort or meet FCC requirements for relocating existing users and the start of our MSS operations may be delayed. Sprint Nextel has reported to the FCC delays in clearing the 2 GHz MSS S-band. If Sprint Nextel does not complete clearance of the 2 GHz MSS S-band by the FCC's current deadline, our ability to implement our business plan, our financial condition, and our ability to satisfy FCC milestones could be jeopardized.

In Canada, our operations at the 2 GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although there are a small number of users in the specific frequency bands that we have requested authority to use, these users must be given a minimum of two years notice by Industry Canada to relocate unless a commercial agreement is reached under which they would move earlier. If these users are not relocated in sufficient time before the launch of our services, we may not be able to offer our services in certain locations in Canada, which could impair our business plan and materially adversely affect our operations. Please see "Business--Regulatory."

Our service may cause or be subject to interference.

We will be required to provide our ATC service without causing harmful interference. In addition, we must accept some interference from certain other spectrum users. For example, the FCC may adopt rules for an adjacent band that do not adequately protect us against interference. In September 2004, the FCC issued an order allowing PCS operation in the 1995-2000 MHz band, which may be adjacent to the 2 GHz MSS S-band frequencies ultimately assigned to us. If the rules that the FCC adopts for the 1995-2000 MHz band do not adequately protect us against adjacent band interference, our reputation and our ability to compete effectively could be adversely affected. Requirements that we limit the interference we cause, or that we accept certain levels of interference, may hinder satellite operations within our system and may, in certain cases, subject our users to a degradation in service quality, which may adversely affect our reputation and financial condition.

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

We believe our 2 GHz MSS S-band spectrum with ATC capability must be at least functionally equivalent to the PCS/cellular spectrum in order to be attractive to parties with which we may enter into strategic relationships. The FCC and Industry Canada require us to make satellite service available throughout the United States and Canada. This requirement may limit the availability of some of our spectrum for terrestrial service in some markets at some times. If we are not able to develop technology that allows the entities with which we enter into strategic relationships to use our spectrum in a manner comparable to PCS/cellular operators, we may not be successful in entering into strategic arrangements with these parties.

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

From time to time, governmental entities may impose new or modified conditions on our authorizations, which could adversely affect our ability to generate revenues and implement our business plan. For example, from time to time, the U.S. federal government has considered imposing substantial new fees on the use of frequencies, such as the ones we plan to use to provide our service. In the United States and Canada, the FCC and Industry Canada, respectively, already collect fees from space and terrestrial spectrum licensees. We are currently required to pay certain fees, and it is possible that we may be subject to increased fees in the future.

Export control and embargo laws may preclude us from obtaining necessary satellites, parts or data or providing certain services in the future.

We must comply with U.S. export control laws in connection with any information, products, or materials that we provide to non-U.S. persons relating to satellites, associated equipment and data and with the provision of related services. These requirements may make it necessary for us to obtain export or re-export authorizations from the U.S. government in connection with any dealings we have with TMI Communications, TerreStar Canada, TerreStar Canada Holdings, non-U.S. satellite manufacturing firms, launch services providers, insurers, customers and employees. We may not be able to obtain and maintain the necessary authorizations, which could adversely affect our ability to:

o    effect the Transfer Agreements;

o    procure new U.S.-manufactured satellites;

o    control any existing satellites;

o    acquire launch services;

o    obtain insurance and pursue our rights under insurance policies; or

o    conduct our satellite-related operations.

In addition, if we do not properly manage our internal compliance processes and, as a result, violate U.S. export laws, the terms of an export authorization or embargo laws, the violation could make it more difficult, or even impossible, to maintain or obtain licenses and could result in civil or criminal penalties.

Our strategic relationships will be subject to government regulations.

We must ensure that parties with which we enter into strategic relationships comply with the FCC's and Industry Canada's ATC rules. This may require us to seek agreements in connection with potential strategic relationships that provide for a degree of control by us in the operation of their business that they may be unwilling or unable to grant us.

In addition, the U.S. Communications Act of 1934, as amended, or the Communications Act, and the FCC's rules require us to maintain legal as well as actual control over the spectrum for which we are licensed. Our ability to enter into strategic arrangements may be limited by the requirement that we maintain de facto control of the spectrum for which we are licensed. If we are found to have relinquished control without approval from the FCC, we may be subject to fines, forfeitures, or revocation of our licenses.

Similarly, the Radiocommunication Act (Canada), the Telecommunications Act (Canada) and Industry Canada's rules require that Canadians maintain legal as well as actual control over TerreStar Canada and certain of its licensed facilities. Our ability to enter into strategic arrangements may be limited by the requirement that Canadians maintain control over TerreStar Canada and these licensed facilities in Canada. If TerreStar Canada is found to have relinquished control to non-Canadians, TerreStar Canada may be subject to fines, forfeitures or revocation of its licenses and may not lawfully continue to carry on its business in Canada.

FCC and Industry Canada regulations and approval processes could delay or impede a transfer of control of TerreStar.

Any investment that could result in a transfer of control of TerreStar would be subject to prior FCC approval and in some cases could involve a lengthy FCC review period prior to its consummation. The prior approval of Industry Canada is also required before any material change in the ownership or control of TerreStar Canada can take effect. We may not be able to obtain any such FCC or Industry Canada approvals on a timely basis, if at all, and the FCC or Industry Canada may impose new or additional license conditions as part of any review of such a request. If we are unable to implement our business plan and generate revenue to meet our financial commitments, including under the Senior Secured PIK Notes issued by TerreStar in February 2007, these regulations could impede or prevent a transfer of control or sale of our company to a third party with greater financial resources.

Rules relating to Canadian ownership and control of TerreStar Canada are subject to interpretation and change.

TerreStar Canada will be subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to the these acts. Future determinations by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or CRTC, or events beyond our control, may result in TerreStar Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of TerreStar Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada approval in principle could be jeopardized and our business could be materially adversely affected.

Item 1B. Unresolved Staff Comments.
-----------------------------------

None.

Item 2.  Properties.
--------------------

Our principal executive offices are located at a facility in Reston, Virginia (totaling approximately 45,000 square feet) under leases that expire in March 2009 and on November 28, 2011. We also lease approximately 31,031 square feet in Richardson Park, Texas, for our planned network operations center and engineering laboratory under a lease that expires at the earliest in April 2011, and includes two five-year renewal options. We also lease approximately 67,000 square feet of office space in Lincolnshire, IL, the lease for which expires December 31, 2010.

We believe that all of our facilities are in good condition, adequate for our intended use and sufficient for our immediate needs. It is not certain whether we will negotiate new leases as existing leases expire. These determinations will be based on an assessment of our requirements at that time. Furthermore, we believe we can obtain additional space, if necessary, based on prior experience and current real estate market conditions. In February 2007, we signed a lease for an additional 22,000 square feet in our existing location in Reston, Virginia.

Item 3.  Legal Proceedings.
---------------------------

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of the Company, filed a lawsuit in Dallas County, Texas against us challenging the validity of the Series A Preferred on the basis of the confusion regarding the voting rights of the Series A Preferred and seeking rescission of their purchase of shares of Series A Preferred. These entities acquired 90,000 shares of Series A Preferred for a purchase price of $90 million in the April 2005 private placement. We believe that this claim is without merit and intend to vigorously defend this lawsuit, which is set for trial in September of 2007.

On August 16, 2005, Highland Legacy Limited--another affiliate of Mr. Dondero--filed suit in the Delaware Court of Chancery against certain officers and directors of Motient, purportedly on behalf of Motient's stockholders, alleging (among other things) various claims of self-dealing. The Court of Chancery dismissed this suit on the Company's motion on March 17, 2006; Highland Legacy Limited did not appeal, and the judgment of dismissal accordingly is final.

On October 7, 2005, the same four of Mr. Dondero's affiliates who filed the Texas rescission litigation filed suit in the Delaware Court of Chancery to enjoin an exchange offer by virtue of which Motient was to exchange Motient's outstanding Series A Preferred for a new class of Series B Preferred. While this lawsuit remains on the docket of the Court of Chancery, the exchange offer was completed and the Highland plaintiffs never set their request for injunction for hearing; there has been no activity in this case since late 2005.

On October 19, 2005, the Company filed two lawsuits against James D. Dondero, one in the United States District Court for the Northern Division of Texas and one in the District Court of Dallas County, Texas. The petition filed in state court alleges that Mr. Dondero has seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. In the suit filed in Federal court--in which the Highland affiliates which were members of Mr. Dondero's proxy fight group were also named as defendants--the Company alleges the filing of false and misleading Forms 13D in violation of the federal securities laws. The state court fiduciary duty suit is presently set for trial in November of 2007. The suit filed in Federal court was dismissed after the United States District Court ruled that the Company's complaint was subject to a heightened pleading standard under the Private Securities Litigation Reform Act; the Company, which disagrees with the ruling, elected not to replead, but rather to appeal the dismissal. The Company's appeal remains pending.

On April 24, 2006, Highland Select Equity Fund-- another of Mr. Dondero's Highland affiliates--filed suit in the Delaware Court of Chancery against Motient, attempting to compel the production of books and records by Motient pursuant to Section 220 of the Delaware Corporation Code. In July 2006, after trial, the Court of Chancery entered judgment on behalf of Motient, dismissing the suit and awarding costs to Motient. The Plaintiff has appealed, and in February of 2007, after oral argument, the Supreme Court of Delaware remanded the suit to the Court of Chancery for clarification of certain aspects of the lower court's opinion. On March 14, 2007, the Court of Chancery issued its Report as requested by the Supreme Court. We expect a final decision by the Supreme Court within the next few months.

On June 19, 2006, the same four of Mr. Dondero's Highland affiliates who filed the Texas rescission litigation filed suit in Texas state court seeking to rescind Motient's agreement with SkyTerra Communications, Inc. to exchange shares of MSV, to enjoin the closing of the associated transaction, and to rescind Motient's consulting agreement with Communications Technology & Advisors ("CTA"). Motient and CTA removed the case to federal court and moved for dismissal. After oral argument on such motions, the United States Magistrate Judge recommended that the United States District Court dismiss the suit. On January 24, 2007, the United States District Court accepted the Magistrate Judge's recommendation and dismissed Highland's suit. Highland has not appealed, and the judgment of dismissal accordingly is now final.

Please also see our description of certain regulatory matters given above, which involve certain legal matters.

From time to time, we are involved in legal proceedings in the ordinary course of its business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which we are a party, we do not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings not otherwise disclosed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2006.

                                     PART II


Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
--------------------------------------

Our common stock is not listed on any national securities exchange or on the Nasdaq Stock Market. Our common stock has been quoted under the symbol "MNCP" on the Pink Sheets since May 2, 2002.

The following tables set forth for the period indicated the high and low bid prices for our common stock for the periods indicated for 2005, 2006 and 2007.

--------------------------------------------------------------------------------
                        2007                         High                 Low
--------------------------------------------------------------------------------
First Quarter (through March 15, 2007)            $    9.70             $ 7.65
--------------------------------------------------------------------------------
                        2006                         High                 Low
--------------------------------------------------------------------------------
First Quarter                                      $   23.63            $  18.56
Second Quarter                                     $   19.75            $  13.40
Third Quarter                                      $   16.02            $  11.90
Fourth Quarter                                     $   11.86            $   9.80
--------------------------------------------------------------------------------
                        2005                          High                 Low
--------------------------------------------------------------------------------
First Quarter                                      $   31.45            $  21.25
Second Quarter                                     $   27.90            $  17.20
Third Quarter                                      $   26.15            $  20.25
Fourth Quarter                                     $   23.47            $  14.68
--------------------------------------------------------------------------------


The high and low sales prices represent the intra-day prices on the Pink Sheets. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

On March 15, 2007, the last reported bid price of our common stock was $8.80 per share on the Pink Sheets. As of March 15, 2007, there were approximately 92 record holders of our common stock.

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

We are obligated to pay dividends, to the extent we are legally able to do so, on the Series A and Series B Preferred as follows:

o From April 15, 2005 to April 15, 2007, we are required to pay dividends in cash at a rate of 5.25% per annum (the "Cash Rate") on the shares of Series A and Series B Preferred. The Company was required to place the aggregate amount of these cash dividends, $42,892,500, in an escrow account. These cash dividends will be paid to the holders of Series A and Series B Preferred from this escrow account in four semi-annual payments, unless earlier paid pursuant to the terms described below. The first of three of these dividend payments have been timely made.

o From April 15, 2007 to April 15, 2010, we are required to pay dividends on each share of Series A and Series B Preferred either in cash at the Cash Rate or in shares of Motient common stock at a rate of 6.25% per annum.

Certain information concerning our equity compensation plans appearing under "Equity Compensation Plan Information" is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" below.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2006, we did not repurchase any shares of our common stock.

Stock Performance Graph

                COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*
        AMONG MOTIENT CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
                    AND THE NASDAQ TELECOMMUNICATIONS INDEX

                                 [GRAPH OMITTED]

*$100 invested on 5/1/02 in stock or on 4/30/02 in index-including reinvestment of dividends.
Fiscal year ending December 31.

Our stock performance graph begins at May 1, 2002, the date of Motient's emergence from bankruptcy. Stock prices from prior periods are not comparable to stock prices from periods beginning May 1, 2002 and after.

Item 6.  Selected Financial Data.
---------------------------------

The following table summarizes our financial results as of and for the four months ended April 30, 2002, the eight months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005 and 2006. The consolidated balance sheet data and the other consolidated statement of operations data are derived from our consolidated financial statements, which were audited by Friedman LLP.

     o You should read our selected financial data in conjunction with the information contained in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included elsewhere in this report.

                                                   Selected Consolidated Financial Data

                                               (Amounts in thousands except per share data)


                                                                                                                        Predecessor
                                                                           Successor Company                               Company
                                                  ----------------------------------------------------------------------------------
                                                                                                               Eight
                                                                                                              Months
                                                  Year Ended      Year Ended     Year Ended   Year Ended       Ended     Four Months
                                                  December 31,     December       December     December       December   Ended April
                                                      2006         31, 2005       31, 2004     31, 2003       31, 2002       30,2002
                                                      ----         --------       --------     --------      --------        -------
Revenues                                          $       ---   $       ---   $       ---   $       ---   $       ---   $       ---
Loss from Continuing Operations                   $   (97,649)  $   (35,201)  $    (9,798)  $    (5,233)  $    (3,400)  $    (2,266)
Equity in Losses of MSV                           $   (30,079)  $   (25,059)  $   (11,897)  $    (9,883)  $   (22,273)  $    (1,909)
Minority Interests in Losses of TerreStar         $    20,655   $     3,263   $       ---   $       ---   $       ---   $       ---
Loss from continuing operations before
reorganization items                              $   (59,658)  $   (49,415)  $   (37,203)  $   (20,709)  $   (26,955)  $    (5,406)

Reorganization items                              $       ---   $       ---   $       ---   $       ---   $      (772)  $   256,116

Loss from Discontinued Operations                 $   (30,422)  $   (89,866)  $   (35,126)  $   (41,413)  $   (31,831)  $   (18,732)

Income tax provision                              $    (4,535)  $         -   $         -           ---   $       ---   $       ---

Net loss                                          $   (94,615)  $  (139,281)  $   (72,329)  $   (62,122)  $   (59,558)  $   231,978

Dividends on Series A Cumulative Convertible
Preferred Stock                                   $   (23,627)  $   (16,717)  $       ---   $       ---   $       ---   $       ---
Accretion of issuance costs associated with
Series A and Series B Cumulative Convertible
Preferred Stock                                   $    (4,029)  $    (2,409)  $       ---   $       ---   $       ---   $       ---

Net loss available to Common Stockholders         $  (122,271)  $  (158,407)  $   (72,329)  $   (62,122)  $   (59,558)  $   231,978
Basic Loss Per Share - Continuing Operations      $     (1.41)  $     (1.10)  $     (1.14)  $     (0.82)  $     (1.11)  $      4.30
Basic Loss Per Share - Discontinued Operations    $     (0.47)  $     (1.45)  $     (1.07)  $     (1.65)  $     (1.26)  $     (0.32)
Basic Loss Per Share                              $     (1.88)  $     (2.55)  $     (2.21)  $     (2.47)  $     (2.37)  $      3.98
Basic weighted-average common shares outstanding       64,966        62,072        32,771        25,145        25,097        58,251
Diluted Loss Per Share - Continuing Operations    $     (1.41)  $     (1.10)  $     (1.14)  $     (0.82)  $     (1.11)  $      4.30
Diluted Loss Per Share - Discontinued Operations  $     (0.47)  $     (1.45)  $     (1.07)  $     (1.65)  $     (1.26)  $     (0.32)
Diluted Loss Per Share                            $     (1.88)  $     (2.55)  $     (2.21)  $     (2.47)  $     (2.37)  $      3.98
Diluted weighted-average common shares
outstanding                                            64,966        62,072        32,771        25,145        25,097        58,251
Total assets                                      $ 1,131,449   $   967,191   $   248,080   $   157,028   $   202,221   $   257,401
Long term liabilities                             $     3,049   $       ---   $       675   $    33,189   $    33,913   $    24,661

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Introduction

The following Management's Discussion and Analysis is intended to help the reader understand Motient Corporation. It is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

Our Business Segments

Motient Corporation (with its subsidiaries, "Motient" or the "Company") currently owns two wireless communications businesses. Its primary business is TerreStar Networks Inc. ("TerreStar"). As of December 31, 2006, Motient also owns 19% of another satellite communications company, called Mobile Satellite Ventures LP, ("MSV"), and 39% of MSV's controlling limited partner, SkyTerra Communications, Inc. ("SkyTerra"). Motient does not have operating control of MSV or SkyTerra. Motient's investments in TerreStar and MSV are governed by stockholder agreements with the other equity owners of those entities, and its interest in SkyTerra is non-voting. Motient is also the controlling shareholder of TerreStar Global Ltd. ("TerreStar Global").

In September 2006, we sold, both directly and indirectly through our ownership of shares of corporations in which we and certain funds affiliated with Columbia Capital and Spectrum Equity Investors were stockholders, approximately 10.3 million limited partnership units of MSV and all of our shares of common stock of MSV's corporate general partner, to SkyTerra in exchange for approximately
25.5 million shares of SkyTerra non-voting common stock and 3.6 million shares of SkyTerra voting common stock. In October 2006 we sold the 3.6 million shares of SkyTerra voting common stock. In February 2007, we exchanged approximately
5.1 million limited partnership units of MSV to SkyTerra in exchange for approximately 14.4 million shares of SkyTerra non-voting common stock. Pursuant to our Exchange Agreement with SkyTerra dated May 6, 2006, this exchange was made in connection with the closing of the TerreStar note offering described in "TerreStar Networks Inc. - Ownership of TerreStar above."

Through September 14, 2006, we also provided our active direct customers with two-way terrestrial wireless data communications services. On September 14, 2006, we sold most of the assets and liabilities relating to that business. The shares of non-voting common stock are exchangeable for shares of voting common stock in connection with our planned distribution of such shares to our common stockholders. The accompanying financial statements, including those for prior periods, present our terrestrial wireless business as a discontinued operation. Pursuant to such presentation, our continuing operations are reflected as a single operating segment.

Our Satellite Communications Business

On May 11, 2005, we acquired operating control over TerreStar through our acquisition of an additional 13.4% ownership in TerreStar increasing our ownership to approximately 61%. Prior to that date, TerreStar was a subsidiary of MSV established to, among other things, develop a satellite communications system using frequencies in the 2 GHz band, that are part of what is often known as the "S-band." We acquired our ownership interest in TerreStar when, in conjunction with a spin-off of TerreStar to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar common stock. In conjunction with this transaction, TerreStar also entered into an agreement with MSV pursuant to which TerreStar has a perpetual, royalty-free license to utilize MSV's patent portfolio, including those patents related to "ancillary terrestrial component", or ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

By offering mobile satellite service, or MSS, in the S-band in conjunction with ATC, TerreStar can effectively deploy an integrated satellite and terrestrial wireless communications network. This network could eventually allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. These mobile devices could be used for a myriad of communications applications, including potentially voice, data and video services.

TerreStar is in the process of building its first satellite pursuant to a construction contract with Space Systems/Loral, Inc. This satellite is scheduled to be completed and launched in November 2007, with commercial operations scheduled to begin in 2008. Once launched, the satellite, with an antenna almost sixty feet across, will be able to communicate with terrestrial base stations and standard wireless devices. The construction, launch and operation of this satellite will require significant additional capital.

Our ability to offer these services depends on TerreStar's right to receive certain regulatory authorizations allowing it to provide MSS in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. These regulatory milestones are described in Part I,
Item 1. "Business - Regulation". In order to use ATC, TerreStar will need to apply for authority with the FCC, which it has not yet done.

Since May 11, 2005, we have consolidated the financial results of TerreStar with our financial results.

Terrestrial Wireless Business - Discontinued Operations

In September 2006, various wholly-owned subsidiaries of Motient sold, pursuant to an asset purchase agreement (the "Agreement") with Geologic Solutions, Inc., or GeoLogic and Logo Acquisition Corporation, a wholly-owned subsidiary of GeoLogic, or Logo, to Logo most of the assets relating to Motient's terrestrial DataTac network and its iMotient platform (the "Terrestrial Wireless Business"), and Logo assumed most of the post-closing liabilities relating to the Terrestrial Wireless Business. The assets and liabilities being transferred were limited to those that relate to the current operations of Motient's terrestrial wireless network, and do not include any assets or liabilities related to TerreStar or MSV. Under the Agreement, Logo paid Motient the sum of $1 in cash, plus assumed most of the post-closing liabilities associated with the purchased assets, as well as certain of the costs of the employees that Logo transitioned Motient. Also, GeoLogic guaranteed Logo's performance of any indemnification obligations to Motient under the Agreement. Our historical financial statements have been recast and the following discussion has been prepared to reflect this business as a discontinued operation.

Years Ended December 31, 2006 and 2005

Operating Expenses

The table below summarizes a year-over-year comparison of the key components of our operating expenses. Note that we had not acquired a controlling interest in TerreStar until May 11, 2005, and as such, did not consolidate its operating results before that date. Accordingly, 2005 results include approximately seven and a half months of expenses related to TerreStar.

                                                       Year Ended December 31,
                                        ---------------------------------------------------
Summary of Expenses                     2006(1)      2005 (2)        Change        % Change
-------------------                     -------      --------        ------        --------
                                                        (Dollars in millions)
Selling, general and administrative     $  75.4       $  29.3       $  46.1            157%
Research and development                   10.5           2.4           8.1            338%
Depreciation and amortization               6.8           3.5           3.3             94%
Impairment of intangible assets             4.9           ---           4.9             ---
                                        -------       -------       -------         -------
       Total costs and expenses         $  97.6       $  35.2       $  62.4            177%
                                        =======       =======       =======

     (1) Includes compensation expense of $32.1 million related to the market value of employee stock options and $3.6 million of stock compensation expense for directors and consultants in Selling, General and Administrative.
     (2) Includes compensation expense of $0.2 million of related to the market value of employee stock options and $11.7 million of stock compensation expense for directors and consultants in Selling, General and Administrative.

Selling, General and Administrative: Our aggregate expenses, including corporate and TerreStar expenses, in this area increased $46.1 million or 157%, including an increase of non-cash stock-based compensation expense of $23.8 million. The change in general, selling and administrative expenses was primarily attributable to:

     o An increase in TerreStar expenses of $45.3 million in 2006, consisting of a $7.7 million increase in salaries, benefits and employee related expenses as TerreStar employees increased from 5 at December 31, 2005 to 83 employees at December 31, 2006, $26.9 million in non-cash stock based compensations expense due to the vesting of all outstanding TerreStar stock options upon the closing of the exchange transaction in September 2006, an increase in travel and related expenses of $1.3 million, an increase in consulting fees of $2.9 million, an increase in office supplies and equipment of $1.1 million, increased legal fees of $3.5 million, a $1.0 million increase attributable to facilities and related expenses, $0.2 million in auditor fees, $0.3 million for communications and $0.4 million for other miscellaneous expenses.

     o General corporate expenses increased $0.8 million primarily due to an increase in legal fees of $2.8 million as a result of our corporate finance and mergers and acquisitions activity, our litigation support requirements, increased salary and bonus expense of $0.7 million related to the retention of key corporate employees and an increase of $0.7 million related to the continuing operations portion of our Lincolnshire facility which was expensed under FASB 146, offset by lower stock-based compensation expense of $3.1 million and a decrease in audit fees of $0.1 million.

Given the September 2006 sale of our terrestrial wireless network, we anticipate our corporate administrative costs to decrease substantially in the future. As we expand our efforts at TerreStar, however, we anticipate that general and administrative expenses related to TerreStar will increase.

Research and Development: Research and development relates entirely to our TerreStar business. These costs have increased due to development efforts on its satellite and terrestrial systems.

Depreciation and Amortization: Depreciation and amortization expense relates entirely to our TerreStar business. The 94% increase consists of $6.7 million of intangible asset amortization related to TerreStar's 2 GHz licenses and intellectual property rights and $0.1 million of depreciation. With the third and fourth quarter 2006 increases in our ownership of TerreStar, which resulted in increased intangible assets, we expect that our depreciation and amortization expenses will continue to increase going forward.

Impairment of Intangible Assets: During 2006 our ownership of TerreStar increased approximately 10% through cash and stock investments. The amounts invested in TerreStar's intangible assets exceeded the fair value of the assets, thereby creating approximately $4.9 million in goodwill which we immediately wrote off.

Other Expenses & Income

                                                                         Year Ended December 31,

                                                          2006             2005           Change         % change
(in thousands)                                        -----------------------------------------------------------
Gain on sale of investments                           $ 41,421              ---         $ 41,421             --%-
Interest and other income                             $  7,948         $  7,582         $    366               5%
Interest Expense                                      $ (2,608)             ---         $ (2,608)            ---%
Equity in losses of Mobile Satellite Ventures         $(30,079)        $(25,059)        $ (5,020)             20%
Minority interests in losses of TerreStar             $ 20,655         $  3,263         $ 17,392             533%
Minority interests in losses of TerreStar Global      $    654         $    ---         $    654             ---%
Discontinued operations                               $(30,422)        $(89,867)        $(59,445)             66%

Gain on Sale of Investments: In September 2006, we sold, directly and indirectly through our ownership of shares of six corporations in which we and certain funds affiliated with Columbia Capital and Spectrum Equity Investors were stockholders, approximately 10.3 million limited partnership units of MSV and all of our shares of common stock of MSV's corporate general partner, to SkyTerra in exchange for approximately 25.5 million shares of SkyTerra non-voting common stock and 3.6 million shares of SkyTerra voting common stock. The $41.4 million reflects the net gain related to this exchange.

Interest and Other Income: Interest and other income increased in 2006, as compared to 2005 as a result of increased cash balances primarily due to increased cash balances throughout the year and an increase in the rate of return on our invested balances

Interest Expense: Interest expense in 2006, relates entirely to our Senior Secured Notes issued in November, 2006.

Equity in Losses of Mobile Satellite Ventures: Effective May 1, 2002 we were required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $30.1 million and $25.1 million for the years ended December 31, 2006 and 2005. The MSV losses for the year ended December 31, 2006 are Motient's 48.84% share for the period January 1, 2006 through September 24, 2006 and Motient's 19.1% share of MSV's losses for the period September 25 through December 31, 2006. The MSV losses for the year ended December 31, 2005 are Motient's 38.60% for the period January 1, through February 8, 2005 and 48.84% share of MSV's losses for the period February 9 through December 31, 2005. Our equity in losses of MSV increased in 2006 as MSV's expenditures on its next generation network increased.

Minority Interest in Losses of TerreStar: For the year ended December 31, 2006, we recorded approximately an $56.5 million net loss for TerreStar. The $20.7 million minority interest in TerreStar represents the 39.4% to 30.8% investments in TerreStar that was not owned by the us throughout 2006.

Minority Interest in Losses of TerreStar Global: For the year ended December 31, 2006, we recorded approximately an $2.9 million net loss for TerreStar Global. The $0.7 million minority interest in TerreStar Global represents the approximate 30.2% of TerreStar Global that was not owned by us.

Discontinued Operations: Discontinued operations includes revenues from our DataTac and iMotient networks of $5.6 million for 2006, as compared to $13.8 million for 2005.

Loss from discontinued operations decreased $59.4 million for the comparative year, primarily due to $36.2 million of lower impairment charges to our 800 MHz frequencies, $4.8 million in lower telecommunications and site lease costs related to our base stations, $8.6 million in lower depreciation and amortization expenses as a result of a reduced number of base stations and lower frequency value, $14.4 million less in asset disposals due to the base stations taken out of service in 2005, $5.7 million less of network rationalization restructuring expense and approximately $2.3 million of reduced selling, general and administrative costs. These decreases were partially offset by lower revenues of $8.2 million and an increase in non-cash stock compensation expense of approximately $4.4 million as a result of the vesting of all outstanding employee stock options upon the closing of the asset sale transaction.

Years Ended December 31, 2005 and 2004

Operating Expenses

The table below summarizes a year-over-year comparison of the key components of our operating expenses. Note that we had not acquired a controlling interest in TerreStar until May 11, 2005, and as such, did not consolidate its operating results before that date. Prior to May 11, 2005, TerreStar's results were consolidated by MSV and our share of their results were recognized through our Equity in MSV losses, below. Accordingly, 2005 results include approximately seven and a half months of expenses related to TerreStar while no such expenses were consolidated in 2004.

                                                         Year Ended December 31,
                                        -----------------------------------------------------
Summary of Expenses                      2005(1)        2004 (2)        Change       % Change
-------------------                      -------        --------        ------       --------
                                                        (Dollars in millions)
Selling, general and administrative      $  29.3          $  9.6        $ 19.7           205%
Research and development                     2.4             ---           2.4           ---%
Depreciation and amortization                3.5             0.2           3.3          1650%
                                         -------          ------        ------         ------
       Total costs and expenses          $  35.2          $  9.8        $ 25.4           259%
                                         =======          ======        ======

     (1) Includes compensation expense of $0.2 million related to the market value of employee stock options and $11.7 million of stock compensation expense for directors and consultants in Selling, General and Administrative.
     (2) Includes compensation expense of $1.8 million of related to the market value of employee stock options and $3.6 million of stock compensation expense for directors and consultants in Selling, General and Administrative.

Selling, General and Administrative: Our aggregate expenses, including corporate and TerreStar expenses, in this area increased $19.7 million or 205%, including an increase of non-cash stock-based compensation expense of $6.5 million. The change in general and administrative expenses was primarily attributable to:

     o TerreStar expenses of $6.6 million in 2005, (as compared to $0.0 in 2004) which include $1.0 million in salary and related costs, $2.9 million for consulting, $2.3 million for legal and regulatory fees, $0.3 million in other expenses and $0.1 million for audit related fees.
     o increases in legal and regulatory fees, of approximately $3.3 million from 2004 to 2005 as a result of our corporate finance and mergers and acquisitions activity, our litigation support requirements and our related reporting and security registration requirements.
     o audit expenses increased $1.8 million for the year ended December 31, 2005 as compared to the same period in 2004, mainly due to our requirements to comply with Sarbanes-Oxley guidelines for 2004 and our corporate finance activity in the first and second quarters of 2005.
     o consulting and advisory fees increased $7.4 million for 2005, from $2.7 million in 2004 to $10.1 million for 2005, due to certain corporate finance related fees. A consulting fee of $3.7 million, consisting of $0.9 million in cash and 95,000 shares of stock valued at $2.8 million, was paid in the first quarter of 2005 for services rendered in conjunction with the acquisition of further MSV interests from Telcom Ventures, Columbia Capital and Spectrum Equity in February 2005.
     o    increased bonus compensation expense of $0.1 million.
     o compensation of directors increased $1.8 million in 2005 from $0.9 million for 2004 as compared to $2.7 million for 2005.

The increase in selling, general and administrative expenses were offset by a decrease in general corporate expenses of $1.3 million, including salaries and other employee costs.

Research and Development: Research and development relates entirely to our TerreStar business. We expect these costs from TerreStar to increase in the future as development efforts on its satellite and terrestrial systems accelerate.

Depreciation and Amortization: Depreciation and amortization expense relates entirely to our TerreStar business. The 1,650% increase consists almost entirely of intangible asset amortization related to TerreStar's 2 GHz licenses and intellectual property rights With the September 2006 increase in our ownership of TerreStar which resulted in increased intangible assets, we expect that our depreciation and amortization expenses will increase going forward.

Other Expenses & Income

                                                             Year Ended December 31,

                                                             2005             2004           Change          % change
                                                       --------------------------------------------------------------
(in thousands)
Interest and other income                                $  7,582              ---         $  7,582              ---%
Interest Expense                                              ---           (3,473)          (3,473)             100%
Write off of deferred financing costs                         ---          (12,035)          12,035              100%
Equity in losses of Mobile Satellite Ventures             (25,059)         (11,897)         (13,162)             110%
Minority interests in losses of TerreStar                $  3,263         $    ---            3,263              ---%
Discontinued operations                                  $(89,867)        $(35,126)       $ (54,741)            (156%)

Interest and Other Income (Expense): Interest and other income increased for 2005, as compared to 2004, due to increased cash balances from the proceeds of our financing transactions.

Interest Expense: Interest expense decreased for 2005, as compared to 2004 due to the repayment of our term credit facility in 2004.

Write-Off Of Deferred Financing Fees: The April 2004 repayment of our term credit facility and the subsequent termination on December 31, 2004, resulted in the requirement to immediately expense $12.0 million in financing fees related to the credit facility. The financing fees related to the credit facility represent the unamortized portion of the value ascribed to warrants provided to the term credit facility lenders on the closing of our credit facility in January 2003 and the subsequent amendment in March 2004.

Equity in Losses of Mobile Satellite Ventures: Effective May 1, 2002, we were required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $25.1 million and $11.9 million for the years ended December 31, 2005 and 2004. The MSV losses for the year ended December 31, 2005 are Motient's 38.60% for the period January 1, through February 8, 2005 and 48.84% share of MSV's losses for the period February 9 through December 31, 2005. The MSV losses for the year ended December 31, 2004 are Motient's 46.50% share of MSV's losses for the period January 1 through November 11, 2004 and 38.60% share of MSV's losses for the period November 11 through December 31, 2004, reduced by the loans in priority. For the years ended December 31, 2004 and 2003, MSV had revenues of $30.0 million and $27.1 million, operating expenses of $56.3 million and $44.1 million and a net loss of $33.5 million and $28.0 million, respectively. Our calculations give effect to the impairment of our investment in MSV in the fourth quarter of 2002 in the amount of $15.4 million.

Minority Interest in Losses of TerreStar: For the year ended December 31, 2005, we recorded approximately an $8.3 million net loss for TerreStar. The $3.3 million minority interest in TerreStar represents the approximately 39% of TerreStar that was not owned by us.

Discontinued Operations: Discontinued operations includes revenues from our DataTac and iMotient networks of $13.8 million for 2005, as compared to $36.9 million for 2004. Our iMotient revenues, however, increased $0.3 million year-over-year.

Loss from discontinued operations increased $54.7 million for the comparative year primarily due to $23.1 million less in revenue and $31.6 in expenses related to our base station restructuring efforts and the 2005 impairment charges to our 800 MHz frequencies.

2002 Stock Option Plan

Options to purchase 313,566 shares of our common stock were outstanding as of December 31, 2006 under our 2002 stock option plan. Pursuant to the terms of the adoption of our 2006 equity incentive plan, no additional options will be granted under the 2002 stock option plan.

2006 Equity Incentive Plan

Options to purchase 332,500 shares of our common stock were outstanding as of December 31, 2006 under our 2006 equity incentive plan.

Material Off-Balance Sheet Transactions

As of December 31, 2006, 2005 and 2004, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) under Regulation S-K.

Liquidity And Capital Resources

Our future financial performance will depend on the successful implementation of our business plan. As of December 31, 2006, we had $171.7 million of cash on hand, excluding restricted cash, of which approximately $158 million was held at Motient Corporation, $6.7 million was held at TerreStar and $7.0 million was held at TerreStar Global.

We expect to require significant funding to finance the execution of our business strategy, including funds for the construction and launch of our satellite and for our ancillary terrestrial network buildout.

As of December 31, 2006, we had aggregate contractual payment obligations of approximately $353.6 million, consisting of (1) approximately $218.0 million under our satellite construction agreement with Loral for TerreStar-1 and TerreStar-2, (2) approximately $103.1 million under our launch contract with Arianespace, (3) approximately $23.3 million under our GBBF earth stations construction contract with Hughes (4) approximately $10.2 million under the leases for our facilities in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas and (5) approximately $3.8 million for our Las Vegas Earth station lease agreement. Of this aggregate amount, approximately $263.6 million is due in 2007.

In January 2007, we entered into an agreement with Loral for satellite network integration services under which we incurred an additional obligation of $22.5 million. Of this amount, $2.3 million was pre-paid in 2006 and $6.0 million is due in 2007.

On February 14, 2007, TerreStar issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the "TerreStar Notes") pursuant to an Indenture (the "Indenture"), dated as of February 14, 2007, among TerreStar, as issuer, the guarantors from time to time party thereto (the "Guarantors") and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the date of issue at a rate of 15% per annum. If certain "milestones" are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes are scheduled to mature on February 15, 2014.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar, subject to certain exceptions, pursuant to a U.S. Security Agreement (the "Security Agreement"), dated as of February 14, 2007, among TerreStar, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent.

In addition, in 2007, we expect to incur additional capital expenditures of approximately $40.0 million to $50.0 million for launch insurance for TerreStar-1 and approximately $170.0 million to $220.0 million for the development of our satellite ground operation and integration, universal chipset(TM) architecture and related devices and other ATC-related capital expenditures. We also expect to enter into a site-hosting agreement for our GBBF earth station in Allan Park, Ontario, Canada.

We will require approximately $89.0 million to $149.0 million of additional funding to meet our 2007 capital expenditure requirements and approximately $55.0 million of additional funding to meet our estimated 2007 operating expenses. We will need to seek financing to meet these funding requirements but we cannot assure you that we will obtain such financing on favorable terms or at all.

Commencing in 2008, we expect to make substantial capital expenditures, primarily for the terrestrial component buildout of our network. We anticipate focusing the buildout of the terrestrial component of our network initially in several key markets, with further expansion based on customer requirements. We estimate that the cost to establish terrestrial coverage could require, on average, between $40.0 million and $60.0 million per market. We will also require funds for working capital, business software development, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations.

The cost of building and deploying our network could exceed our estimates. For example, the costs for the buildout of the terrestrial component of our network could be greater, perhaps significantly, than our current estimates due to changing costs of supplies, market conditions and other factors over which we have no control. The rate at which we build out the terrestrial component of our network will also depend on customer requirements.

If we require more funding than we currently anticipate, or we cannot meet our financing needs, our ability to operate our business, our financial condition and our results of operation could be adversely affected.

The cash requirements for TerreStar, along with the possible obligation to rescind $90 million of the Series A Preferred Stock, may place significant pressures on our liquidity position and the value of our assets and/or investments. If future cash requirements exceed those currently anticipated, we may require additional financing in amounts that will be material in advance of the currently anticipated funding timeframes. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Summary of Cash Flows

                                                                 Year ended December
                                                                         31,
(in thousands)                                                   2006          2005
                                                              -----------   -----------
Net cash used in continuing operating activities               $ (33,370)    $ (10,872)
                                                               ---------     ---------
Net cash used in continuing investing activities                (126,445)     (111,755)
                                                               ---------     ---------
Cash flows from continuing financing activities:
   Proceeds from issuance of Series A Cumulative
   Convertible Preferred Stock                                       ---       408,500
   Issuance costs associated with Series A Cumulative
   Convertible Preferred Stock                                                 (17,570)
   Dividends paid on Series A Cumulative Convertible
   Preferred Stock                                               (21,446)      (10,723)
   Repayment of notes payable                                        ---        (8,739)
   Proceeds from senior secured notes                            200,000           ---
   Proceeds from issuance of common stock                         18,727         2,204
   Proceeds from exercise of employee stock options                  586         1,330
   Purchase of treasury stock                                     (6,791)      (67,086)
   Stock issuance costs and other charges                         (9,925)           (9)
   Debt issuance costs and other charges                          (6,245)          ---
                                                               ---------     ---------
Net cash provided by continuing financing activities             174,906       307,907
                                                               ---------     ---------
Net cash (used in) provided by continuing operations              15,091       185,280
                                                               ---------     ---------
Net cash used in discontinued operating activities               (18,435)      (21,335)
Net cash used in discontinued investing activities                (4,515)         (116)
Net cash used in discontinued financing activities                   ---           ---
                                                               ---------     ---------
Net cash used in discontinued operations                         (22,950)      (21,451)
                                                               ---------     ---------
Net (decrease) increase in cash and cash equivalents              (7,859)      163,829
Cash and Cash Equivalents, beginning of period                   179,524        15,695
                                                               ---------     ---------
Cash and Cash Equivalents, end of period                       $ 171,665     $ 179,524
                                                               =========     =========

Continuing Operating Activities

Net cash used in continuing operating activities during the year ended December 31, 2006 was approximately $33.4 million as compared to $10.9 million for the year ended December 31, 2005.

The $22.5 million increase in continuing operations cash used in 2006 over 2005 is primarily due to approximately an $18.0 million increase in employee, travel and consulting expenses for TerreStar in addition to approximately $2.5 million in increased corporate legal fees.

Continuing Investing Activities

Net cash used in continuing investing activities for the year ended December 31, 2006 was $126.4 million as compared to $111.8 million used in continuing investing activities for the year ended December 31, 2005. Cash used in continuing investing activities consists of additions to property, plant and equipment and capital equipment purchases of approximately $2.4 million, approximately $173.4 million paid for the TerreStar satellite under construction and cash payments to Loral for the TerreStar satellite of $59.8 million, offset by proceeds from the sale of 3.6 million shares of SkyTerra stock of $47 million, net proceeds from restricted investments of $61.5 million and proceeds from the TerreStar Global rights offering of $0.7 million.

Continuing Financing Activities

Net cash provided by financing activities was $174.9 million for the year ended December 31, 2006 as compared to $307.9 million for the year ended December 31, 2005. The $13.3 million decrease in cash provided by financing activities in 2006 over 2005 was the result of the proceeds from the issuance of our senior secured notes of approximately $200.0 million, proceeds from the rights offering of $18.3 million, proceeds from the exercise of warrants of $0.4 million and proceeds from the exercise of employee stock options of $0.6 million. These proceeds were offset by dividends paid on the Series A Cumulative Convertible Preferred Stock of $21.4 million, stock issuance costs of $9.9 million relating primarily to our Exchange Transaction, deferred financing fees of $6.2 million associated with the issuance of our senior secured notes and the purchase of treasury stock in the amount of $6.8 million. In 2006, Motient repurchased 464,000 shares of it common stock at prices ranging from $14.01 to $18.00 per share.

Discontinued Operations Activities

Net cash used in discontinued operating activities was $18.4 million for the year ended December 31, 2006 as compared to $21.3 million for the year ended December 31, 2005. The $2.9 million decrease in cash used is related to lower revenues of $8.2 million offset by reduced costs associated with our 2006 network and staff reduction efforts intended to reduce expenses related to our DataTac operations.

Discontinued Investing Activities

Net cash used in discontinued investing activities increased $4.5 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The $4.5 million of cash used in 2006 discontinued investing activities consists of $5.9 million in cash paid and placed in escrow for the liabilities of discontinued operations offset by $1.5 million of proceeds from the sale of certain 800 MHz frequencies that were classified as assets held for sale.

Debt And Capital Lease Obligations

As of December 31, 2006, Motient had $200.0 million in outstanding debt obligations in addition to obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire amount of $408.5 million will be due on April 15, 2010. The first dividend payments are from October 2005 through april 2007 in an amount of approximately $43 million were been placed in escrow with the final dividend payment to be funded from the escrow account in April 2007. Future dividend payments will be due bi-annually, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate).

Contractual Cash Obligations

As of December 31, 2006, our continuing operations had the following outstanding cash contractual operating commitments in addition to the preferred stock commitments described above:

-----------------------------------------------------------------------------------------------------
(in millions)                Total         <1 Year      1-3 Years      3-5 Years     >5 Years
-----------------------------------------------------------------------------------------------------
TerreStar Satellite (1)      $344.5         $261.6        $ 82.9         $  0.0        $  0.0
-----------------------------------------------------------------------------------------------------
Operating leases             $ 14.0         $  3.1        $  5.9         $  4.7        $  0.3
                             ------         ------        ------         ------        ------
-----------------------------------------------------------------------------------------------------
   Total                     $358.5         $264.7        $ 88.8         $  4.7        $  0.3
                             ======         ======        ======         ======        ======
-----------------------------------------------------------------------------------------------------

     (1) These commitments include time payments related to the satellite construction contract with Space Systems/Loral, Inc. and the ground-based satellite beam access subsystem contract with Hughes Network Systems, LLC. This satellite is scheduled to be completed in November 2007.

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of Motient, filed a lawsuit in Dallas County, Texas against Motient challenging the validity of the Series A Preferred on the basis of the confusion regarding the voting rights of the Series A Preferred and seeking rescission of their purchase of the shares of Series A Preferred that they purchased from Motient in the private placement in April 2005. These entities acquired 90,000 shares of Series A Preferred for a purchase price of $90 million in that private placement. Motient believes that this claim is without merit and intends to vigorously defend this lawsuit, which is set for trial in September 2007. Please see Part I, Item 3, Legal Proceedings for a description of this litigation.

Other

The terms of our Series A and B Preferred Stock restricts our ability to pay dividends in certain circumstances. We have never paid dividends on our common stock and do not expect to do so in the near future, except for dividends required to be paid on our Series A and Series B Preferred Stock. The cash required to make the first two years of dividend payments on this preferred stock was placed in escrow. The dividend payment payable in April 2007 will be the final dividend payment funded out of our escrowed cash.

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

TerreStar Asset Purchase

On May 11, 2005, Motient Ventures Holding Inc., or MVH, a wholly owned subsidiary of Motient Corporation, purchased 8,190,008 shares of newly issued common stock of TerreStar from TerreStar for $200 million pursuant to a Purchase Agreement by and between MVH and TerreStar. On the same day, TerreStar was spun-off by MSV to its limited partners and, in connection with that spin-off, Motient acquired ownership of approximately 48% of the issued and outstanding shares of capital stock of TerreStar and the subsequent $200 million stock purchase increased Motient's ownership to its 61% of TerreStar's issued and outstanding common stock.

Assets acquired and liabilities assumed in the asset purchase were recorded on the our Consolidated Balance Sheet as of the purchase date based upon their fair values at such date. The results of operations of the net assets acquired by us have been included in the our Statements of Operations since its date of purchase. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. These intangible assets are being amortized over an average life of 15 years. Approximately $78 million represents the 39% minority interest in TerreStar. There was no excess purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information and other analyses. Revisions to the fair values, which may be significant, will be recorded by us as further adjustments to the purchase price allocations.

Deferred Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the level of historical taxable income, projections for future taxable income over the periods in which the temporary differences are deductible and allowable tax planning strategies.

Valuation of Long-Lived Assets

We evaluate whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset's carrying value over its fair value, such that the asset's carrying value is adjusted to its estimated fair value.

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

We use the criteria in SFAS No. 144 to determine when an asset is classified as "held for sale." Upon classification as "held for sale," the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, we do not retrospectively adjust prior period balance sheets to conform to current year presentation.

We use the criteria in SFAS No. 144 and EITF 03-13, "Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations" (EITF 03-13), to determine whether our components that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, we must not have significant continuing involvement in the operations after the disposal (i.e. we must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the assets sold must have been eliminated from the Company's ongoing operations (i.e. the Company does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, would be reflected as (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales would be recorded in continuing operations as Gains (Losses) on Sales of Other Assets, net, in the Consolidated Statements of Operations.

Continuing Operations Intangible Assets

Upon the initial consolidation of TerreStar on May 11, 2005, the assets and liabilities of TerreStar were recorded on our Consolidated Balance Sheet based upon their estimated fair values at such date. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intellectual property intangibles. These intangible assets are being amortized over an average life of 15 years. There was no excess purchase price over the estimated fair values of the underlying assets and liabilities consolidated into Motient.

We utilized numerous assumptions and estimates in applying its valuation methodologies and in projecting future operating characteristics for the TerreStar business enterprise. In general, we considered population, market penetration, products and services offered, unit prices, operating expenses, depreciation, taxes, capital expenditures and working capital. We also considered competition, satellite and wireless communications industry projections and trends, regulations and general economic conditions. In the application of its valuation methodologies, we apply certain royalty and discount rates that are based on analyses of public company information, assessment of risk and other factors and estimates.

Our initial valuation of TerreStar's intellectual property rights was determined utilizing a form of the income approach referred to as the relief from royalty valuation method. We assumed a 10% to 12% royalty rate applied to a projected revenue stream generated by a hypothetical licensee utilizing such intellectual property rights. The projected revenue was based on a business case for the operations and consisted of the following principal assumptions and estimates:

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

Our initial valuation of our spectrum assets is based on a form of the income approach known as the "Build-Out Method". The method applies a discounted cash flow framework to our "build-out" business case. This build-out approach is intended to incorporate all of historical and future development costs, as well as projected revenues, operating expenses and cash flows generated from the build-out of a hybrid satellite and terrestrial communications systems utilizing our frequency assets. This "build-out method" business case and the applied discounted cash flow valuation consisted of the following principal assumptions and estimates:

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

- Operating expenses covering the operation of satellite facilities. These include a network operations center, tracking, telemetry and command systems, interconnect costs, in-orbit insurance, technical staff, and general and administrative personnel Under the projected expense structure, EBITDA margins grow to 60% early in the forecast period and expand to 70% later in the forecast period.
- All capital expenditures required to design and construct two satellites and launch one satellite during the first four years of the forecast period. Additional capital expenditures for constructing ground station segments and investing in handset development.
- Tax rate of 40% after the consumption of net operating losses generated in the early years of the forecast period.
- A 19 to 21% discount rate based on a weighted average cost of capital, or WACC, determined by analyzing and weighting the cost of capital for a peer group of publicly traded satellite service providers, wireless communications companies and telecommunications companies in general, with more weight given to traditional satellite service providers. A terminal value calculated using a WACC of 12% and a perpetuity growth rate of 2.5%.

We will test for impairment of our intangible assets by reviewing all of the assumptions and estimates utilized relative to the valuation methodologies discussed above. To the extent that we determine these assumptions and estimates are no longer accurate, either because actual results have materially differed from the assumptions and estimates, or because changing circumstances have caused us to reevaluate these assumptions and estimates for future periods, we will, as necessary, record impairment charges to reduces these intangible assets down to their revised estimated values and/or adjust the remaining amortization periods.

At December 31, 2006, the assets and liabilities of TerreStar were recorded on the Company's Consolidated Balance Sheet based upon their estimated fair values at such date. Approximately $144 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intellectual property intangibles. These intangible assets are being amortized over an average life of 15 years. There was no excess purchase price over the estimated fair values of the underlying assets and liabilities consolidated into Motient.

As of December 31, 2006, the Company adopted a revised "build-out" business case. This build-out approach is intended to incorporate all of historical and future development costs, as well as projected revenues, operating expenses and cash flows generated from the build-out of an integrated satellite and terrestrial communications systems utilizing the Company's frequency assets. This "build-out" business case benefits from information learned since May 2005. The Company has utilized numerous assumptions and estimates based on industry trends and data from May 2005 in projecting future operating characteristics and valuation methodology for the TerreStar business enterprise. In general, the Company considered population, market penetration, products and services offered, unit prices, operating expenses, depreciation, taxes, capital expenditures and working capital. The Company also considered competition, satellite and wireless communications industry projections and trends, regulations and general economic conditions.

The Company will continue to test for impairment of its intangible assets by reviewing all of the assumptions and estimates utilized relative to the valuation methodologies discussed above. To the extent that it determines these assumptions and estimates are no longer accurate, either because actual results have materially differed from the assumptions and estimates, or because changing circumstances have caused the Company to reevaluate these assumptions and estimates for future periods, the Company will, as necessary, record impairment charges to reduces these intangible assets down to their revised estimated values and/or adjust the remaining amortization periods.

Revenue Recognition

TerreStar will recognize revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to our customers. TerreStar will recognize revenue over the period during which services are provided, as long as collection of the related receivable is reasonably assured. TerreStar will make estimates regarding the likelihood of collection based upon an evaluation of the customer's creditworthiness, the customer's payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When TerreStar has determined that the collection of payments for satellite utilization or managed services is not reasonably assured at the time the service is provided, we will defer recognition of the revenue until such time that collection is believed to be reasonably assured or the payment is received. TerreStar will also maintain an allowance for doubtful accounts for customers' receivables where the collection of these receivables is uncertain. If TerreStar's estimate of the likelihood of collection is not accurate, they may experience lower revenue or an increase in our bad debt expense. Upon receipt of payments from customers in advance of our providing services and amounts that might be received from customers pursuant to satellite capacity prepayment options will be recorded in the financial statements as deferred revenue. These deferred amounts will be recognized as revenue on a straight-line basis over the agreement terms. Our planned revenue recognition policy as described above complies with the criteria set forth in Staff Accounting Bulletin No. 101, Revenue Recognition, as amended by Staff Accounting Bulletin No. 104 ("SAB 104") as well as Emerging Issues Task Force No. 00-21, Accounting For Revenue Arrangements With Multiple Deliverables ("EITF 00-21").

Discontinued Operations

In addition to the above critical accounting policies, the following information relates to our discontinued operations:

Revenue Recognition: Discontinued operations revenues were recorded in accordance with SAB 104 and EITF 00-21. Service revenues were recognized when services were preformed, evidence of an arrangement existed, the fee was fixed and determinable and collectibility was probable. Service discounts and incentives were recorded as a reduction in revenue when granted, or ratably over a contract period. Revenue and costs associated with activation of a subscriber on the Company's network were deferred over an estimated customer life of two years. A valuation allowance was established against outstanding accounts receivables of our discontinued operations as described above for our planned receivables from TerreStar operations.

Intangible assets: Intangible assets related to our discontinued operations totaled $0 million and $5.8 million as of December 31, 2006 and December 31, 2005 and primarily represented our FCC 800 MHz licenses. These licenses were originally being amortized over a 15 year life. In its December 2005, reevaluation of these licenses as part of its annual intangible asset review, the Company determined that these licenses were impaired primarily as a result of a) the adverse determination by the FCC in 2005 regarding reconfiguration of 800 MHz frequency bands and b) the significantly greater decline in revenues and customer base in the fourth quarter of 2005 than anticipated. Our discontinued operations recorded an aggregate $42.9 million impairment in December 2005 related to this reevaluation and disposals totaling $14.3 million related to 800 MHz licenses taken out of service during 2005.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements." SAB 108 expresses the SEC Staff's views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on the Company's consolidated results of operations, financial position, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
---------------------------------------------------------------------

As of December 31, 2006 and March 1, 2007, we are not exposed to the impact of interest rate changes. We do not use derivative financial instruments to manage our interest rate risk. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

As of December 31, 2006 we have $200 million in Senior Secured Notes due 2007 and our Series A and Series B Cumulative Convertible Preferred Stock. The Senior Secured Notes due 2007 were repaid February 14, 2007.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1 with respect to Motient [and beginning on page M-1 with respect to MSV.]

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

None

Item 9A.  Controls and Procedures.
----------------------------------

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). As of the end of the period covered by this report (December 31, 2006), our disclosure controls and procedures were effective.


Management's Report on Internal Control over Financial Reporting

Pursuant to Item 308(a) of Regulation S-K, management is required to issue a report on its internal control over financial reporting. In order to issue our report, management documented both the design of our internal controls and the testing processes that support management's evaluation and conclusion. Our management has completed the necessary processes and procedures for issuing its report on internal controls based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

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

As of December 31, 2006, management assessed the effectiveness of our internal control over financial reporting based on the framework established by COSO. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management has determined that as of December 31, 2006, our internal controls and procedures were effective.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Motient Corporation


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Motient Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Control Criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Motient Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 30, 2007 expressed an unqualified opinion thereon.



/s/Friedman LLP
---------------

East Hanover, New Jersey
March 30, 2007


Item 9B.  Other Information
---------------------------

None.

                                    PART III

Items 10 through 14 will be included in our Proxy Statement for our 2007 Annual Meeting of the Stockholders, and are incorporated herein by reference.

Item 10.  Directors, Executive Officers and Corporate Governance.
-----------------------------------------------------------------

The information required by this Item will be included under the section captioned "Election of Directors (Proposal 1)" in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

Item 11.  Executive Compensation.
---------------------------------

The information required by this Item will be included under the sections captioned "Executive Compensation" and "Certain Relationships and Related Transactions" in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

The information required by this Item will be included under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The information required by this Item will be included under the section captioned "Certain Relationships and Related Transactions" in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

Information required by this Item will be included under the section captioned "Ratification of the Appointment of the Independent Auditors (Proposal 2)" in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

(a)  The following documents are filed as part of this Form 10-K:

     1) The following consolidated financial statements of Motient Corporation are included as follows:

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Statements of Operations........................................F-3

Consolidated Balance Sheets..................................................F-4

Consolidated Statements of Changes in Stockholders' Equity   ................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

Quarterly Financial Data....................................................F-43


     2) The following consolidated financial statements of Mobile Satellite Ventures LP are included as follows:

                                                                            Page
                                                                            ----

Report of Independent Auditors...............................................M-1

Consolidated Balance Sheets..................................................M-2

Consolidated Statements of Operations........................................M-3

Consolidated Statements of Changes in Stockholders' Equity  .................M-4

Consolidated Statements of Cash Flows........................................M-6

Notes to Consolidated Financial Statements...................................M-7

     (2)  Financial Statement Schedules

Financial Statement Schedules not included below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

              Schedule II - Valuation and Qualifying Accounts

     (3)  Exhibits

     3.1      -        Restated Certificate of Incorporation of the Company (as restated effective
                       May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company's
                       Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

     3.2      -        Amended and Restated Bylaws of the Company (as amended and restated effective May 1,
                       2002) (incorporated by reference to Exhibit 3.1 of the Company's Amendment No. 2 to
                       Registration Statement on Form 8-A, filed May 1, 2002).

     3.3      -        Certificate of Correction filed to correct a certain error in the Certificate of
                       Designations of the Series A Cumulative Convertible Preferred Stock of Motient
                       Corporation (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K/A filed on August 3, 2005).

     3.4      -        Certificate of Designations of the Series B Cumulative Convertible Preferred Stock
                       (incorporated by reference to Exhibit 31 to Registrants Current Report on Form 8-K
                       filed on October 31, 2005).

     4.1      -        Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the
                       Company's Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

     10.1*    -        Motient Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's registration statement on Form S-8 (File No. 333-92326)).

     10.2*    -        Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the
                       Company's registration statement on Form S-8 (File No. 333-92326)).



     10.3     -        Form of Warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $3.00 per share issued to certain affiliates of Communication
                       Technology Advisors LLC (incorporated by reference to Exhibit 10.22 to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

     10.4     -        Form of Warrant to purchase shares of common stock of Motient Corporation issued to lenders under the Amended and Restated Term Credit Agreement dated as of January 27,
                       2003 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on
                       Form 10-K for the year ended December 31, 2002).

     10.5     -        Warrant to purchase shares of common stock of Motient Corporation, issued to lenders under Amendment No. 1 to Amended and Restated Term Credit Agreement, dated March 16,
                       2004 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on
                       Form 10-K for the year ended December 31, 2002).

     10.6     -        Common Stock Purchase Agreement, dated as of April 7, 2004, by and among Motient
                       Corporation and the Raptor Global Portfolio, Ltd., et al  (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                       March 31, 2003).

     10.7     -        Registration Rights Agreement, dated as of April 7, 2004, by and among Motient
                       Corporation and the Raptor Global Portfolio, Ltd., et al  (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                       March 31, 2003).

     10.8     -        Form of Common Stock Purchase Warrant, dated as of April 7, 2004 (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended March 31, 2004).

     10.9     -        Securities Purchase Agreement, dated as of June 30, 2004, by and among Motient
                       Corporation and the Raptor Global Portfolio, Ltd., et al (incorporated by reference to
                       Exhibit 10.42 to the Company's Registration Statement on Form S-1 filed on July 6,
                       2004)

     10.10    -        Registration Rights Agreement, dated as of June 30, 2004, by and among Motient
                       Corporation and the Raptor Global Portfolio, Ltd., et al (incorporated by reference to
                       Exhibit 10.42 to the Company's Registration Statement on Form S-1 filed on July 6,
                       2004)



     10.11    -        Form of Common Stock Purchase Warrant, dated as of June 30, 2004 (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 filed on July 6, 2004)

     10.12    -        Common Stock Purchase Agreement, dated as of November 12, 2004, by and among Motient
                       Corporation and the investors listed therein  (incorporated by reference to Exhibit
                       10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                       30, 2004)

     10.13    -        Registration Rights Agreement, dated as of November 12, 2004, by and among Motient
                       Corporation and the investors listed therein (incorporated by reference to Exhibit
                       10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                       30, 2004)

     10.14    -        Form of Common Stock Purchase Warrant, dated as of November 12, 2004 (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 2004)

     10.15    -        Amended and Restated Limited Partnership Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures LP, et al
                       (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form
                       10-Q for the quarter ended September 30, 2004)

     10.16    -        Amended and Restated Stockholders Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures GP Inc., et. al.
                       (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form
                       10-Q for the quarter ended September 30, 2004)



     10.17    -        Second Amended and Restated Parent Transfer/Drag Along Agreement, dated as of November 12,
                       2004, by and among Motient Corporation, et. al. (incorporated by reference to Exhibit
                       10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

     10.18    -        Registration Rights Agreement, dated February 9, 2005 by and among Motient
                       Corporation, Telcom Satellite Ventures Inc., et al (incorporated by reference to
                       Exhibit 10.59 to the Company's Registration Statement on Form S-1/A filed on February
                       14, 2005)

     10.19    -        Form of Warrant to purchase Motient common stock, dated February 9, 2005 (incorporated by reference to Exhibit 10.60 to the Company's Registration Statement on Form S-1/A
                       filed on February 14, 2005)

     10.20    -        Amended and Restated Registration Rights Agreement dated October 26, 2005 by and among the Registrant and the Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October
                       31, 2005)



     10.21    -        Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 15, 2005)

     10.22*   -        Amendment to Motient Corporation 2002 Stock Option Plan (incorporated by reference to Motient's Registration Statement on Form S-1 filed June 24, 2005)

     10.23    -        Amended and Restated Registration Escrow Agreement dated October 26, 2005 by and among the Registrant and Computershare (incorporated by reference to Exhibit 10.2 to the
                       Registrant's Current Report on Form 8-K dated October 31, 2005)

     10.24*   -        Amended and Restated Employment Agreement, dated March 9, 2006, by and between Motient
                       Corporation and Christopher Downie (incorporated by reference to Exhibit 10.43 to the
                       Registrant's Annual Report on Form 10-K dated March 30, 2006)



     10.25*   -        Amended and Restated Employment Agreement, dated March 9, 2006, by and between Motient
                       Corporation and Myrna Newman (incorporated by reference to Exhibit 10.45 to the Registrant's
                       Annual Report on Form 10-K dated March 30, 2006)

     10.26*   -        Amended and Restated Employment Agreement, dated March 9, 2006, by and between Motient
                       Corporation and Robert Macklin (incorporated by reference to Exhibit 10.47 to the Registrant's
                       Annual Report on Form 10-K dated March 30, 2006)

     10.27    -      Exchange Agreement dated May 6, 2006 by and among Registrant, Motient Ventures Holding Inc.
                     and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K initially filed on May 11, 2006).

     10.28    -      Form of Exchange Agreement dated May 6, 2006 by and among Registrant, MVH Holdings, Inc.,
                     SkyTerra Communications, Inc., and certain corporations affiliated with Registrant, Columbia
                     Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K initially filed on May 11, 2006).

     10.29    -      Registration Rights Agreement dated May 6, 2006 by and among Registrant, SkyTerra
                     Communications, Inc., each of the Blocker Corporations and each of the stockholders of the
                     Blocker Corporation (incorporated by reference to Exhibit 99.3 of the current report on
                     Form 8-K initially filed on May 11, 2006).

     10.30    -      Form of Exchange Agreement dated May 6. 2006 by and among Registrant and certain funds affiliated with Columbia Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.4 of the current report on Form 8-K initially filed on May 11, 2006).

     10.31    -      Registration Rights Agreement dated May 6. 2006 by and among Registrant and certain funds affiliated with Columbia Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.5 of the current report on Form 8-K initially filed on May 11, 2006).

     10.32    -      Amendment No. 2 to TerreStar Networks, Inc. Stockholders' Agreement (incorporated by reference to Exhibit 99.6 of the current report on Form 8-K initially filed on May 11, 2006).



     10.33    -      TerreStar Networks Inc. Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit 99.7 of the current report on Form 8-K initially filed on May 11, 2006).

     10.34    -      Amendment No. 1 to Amended and Restated Stockholders' Agreement of Mobile Satellite
                     Ventures GP Inc. (incorporated by reference to Exhibit 99.8 of the current report on Form
                     8-K initially filed on May 11, 2006).

     10.35    -      Asset Purchase Agreement By and Among Motient Communications Inc., Logo Acquisition
                     Corporation, et al (incorporated by reference to Exhibit 10.56 of the registration statement on Form S-3 initially filed on July 26, 2006)

     10.36    -      Form of Exchange Agreement for parties exercising tag along rights pursuant to Exchange
                     Agreement by and among Motient, Columbia Capital, et al.

     10.37    -      Purchase Agreement dated August 21, 2006 by and between Motient Ventures Holding Inc.
                     and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated August 21, 2006).

     10.38    -      Registration Rights Agreement by and between the Company and SkyTerra Communications,
                     Inc. dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated September 25, 2006).

     10.39    -      Employment Agreement by and between the Company and Myrna Newman dated November 1, 2006
                     (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated November 6, 2006).

     10.40    -      Second Amended and Restated Intellectual Property Assignment and License Agreement by
                     and between TerreStar Networks Inc. and ATC Technologies, LLC (incorporated by refrence to Exhibit 99.1 to the Company's current report on Form 8-K dated November 28, 2006).

     10.41    -      Indenture, dated November 28, 2006 among Motient Corporation, as issuer, TerreStar Networks
                     Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications
                     Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., as guarantors, and U.S. Bank
                     National Association, as trustee (including form of Senior Secured Note due 2007).
                     (incorporated by refrence to Exhibit 4.1 to the Company's current report on Form 8-K dated
                     November 30, 2006).



     10.42    -      Securities Purchase Agreement, dated November 27, 2006, by and among Motient Corporation,
                     TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient
                     Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., as the Guarantors,
                     and the purchasers identified on Schedule of Buyers attached thereto. (incorporated by refrence to Exhibit 10.1 to the Company's current report on Form 8-K dated November 30, 2006).

     10.43    -      Security Agreement, dated as of November 28, 2006, among Motient Corporation, TerreStar
                     Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient
                     Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., and U.S. Bank
                     National Association, as the collateral agent. (incorporated by refrence to Exhibit 10.2 to the Company's current report on Form 8-K dated November 30, 2006).

     10.44    -      Exchange Agreement dated January 15, 2007 by and among Motient Corporation, MVH Holdings Inc.
                     and BCE Inc. (incorporated by refrence to Exhibit 10.2 to the Company's current report on
                     Form 8-K dated January 22, 2007).

     10.45    -      Registration Rights Agreement dated January 15, 2007 by and between Motient Corporation and BCE Inc. (incorporated by refrence to  Exhibit 10.2 to the Company's current report on Form 8-K dated January 22, 2007).

     10.46**  -      Launch Services Agreement dated November 8, 2006 by and between TerreStar Networks Inc.
                     and Arianespace

     10.47**  -      Contract between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar
                     Space-Based Network, effective January 25, 2007

     10.48    -      Indenture, dated as of February 14, 2007, among TerreStar Networks Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (including form of
                     Senior Secured PIK Note due 2014). (incorporated by reference to Exhibit 10.1 to the
                     Company's current report on Form 8-K dated February 14, 2007).

     10.49    -      U.S. Security Agreement, dated as of February 14, 2007, among TerreStar Networks Inc. and the future guarantors party thereto in favor of U.S. Bank National Association, as collateral agent.
                     (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated
                     February 14, 2007).



     10.50    -      Funding Agreement, dated February 14, 2007, among Motient Corporation, Motient Ventures
                     Holding Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.3 to the
                     Company's current report on Form 8-K dated February 14, 2007).

     10.51    -      Registration Rights Agreement dated March 8, 2007 by and between Motient Corporation and
                     Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations
                     Fund, L.P. and Stanfield Offshore Leveraged Assets, Ltd. (incorporated by reference to Exhibit
                     10.1 to Registrant's Current Report on Form 8-K dated March 8, 2007)

         21.1       -      Subsidiaries of the Company (filed herewith).

         23.1       -      Consent of Friedman LLP , Independent Registered Public Accounting Firm (filed herewith)

         23.2       -      Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

         31.1       -      Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Executive Vice President,
                           Chief Operating Officer and Treasurer (principal executive officer).

         31.2       -      Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Controller and Chief
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

         ----------------------------------


         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to
                  Item 14(c) of this report.
         ** Filed herewith and pursuant to a confidential treatment request for certain portions of this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MOTIENT CORPORATION


                                        By /s/ Neil Hazard
                                        ------------------
                                        Executive Vice President and Chief
                                        Financial Officer



                                        Date: March 30, 2007


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil Hazard and Jeffrey Epstein, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert Brumley          President and Chief Executive         March 30, 2007
--------------------------  Officer
Robert Brumley              (principal executive officer)

/s/ Neil Hazard             Executive Vice President and Chief    March 30, 2007
--------------------------  Financial Officer
Neil Hazard                 (principal financial officer)

/s/ David Andonian          Director                              March 30, 2007
--------------------------
David Andonian

/s/ William Freeman         Director                              March 30, 2007
--------------------------
William Freeman

/s/ Jacques Leduc           Director                              March 30, 2007
--------------------------
Jacques Leduc

/s/ David Meltzer           Director                              March 30, 2007
--------------------------
David Meltzer

                          INDEX TO FINANCIAL STATEMENTS

                      MOTIENT CORPORATION AND SUBSIDIARIES


Report of Independent Registered Public Accounting Firm .....................F-1

Consolidated Statements of Operations .......................................F-3

Consolidated Balance Sheets .................................................F-4

Consolidated Statements of Changes in Stockholders' Equity ..................F-5

Consolidated Statements of Cash Flows .......................................F-6

Notes to Consolidated Financial Statements ..................................F-7

Quarterly Financial Data ...................................................F-43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
Motient Corporation:

We have audited the accompanying consolidated balance sheets of Motient Corporation and subsidiaries, as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motient Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 17 to the consolidated financial statements, the company sold its terrestrial wireless business segment. The consolidated financial statements referred to above have been restated to report the terrestrial wireless segment as a discontinued operation for all periods presented.

As discussed in Notes 2 and 8 to the consolidated financial statements, the company changed its method of accounting for stock-based compensation during the year ended December 31, 2006 as a result of adopting Statement of Financial Accounting Standard No. 123(R), "Share Based Payment".

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Motient Corporation and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2007 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.




/s/Friedman LLP
---------------

East Hanover, New Jersey
March 30, 2007

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 2006, 2005 and 2004
                      (in thousands, except per share data)

                                                                              2006             2005             2004
                                                                              ----             ----             ----
COSTS AND EXPENSES
   Selling, general and administrative (including expense to MSV, a related party, of $313, $1,309 and $0 for the years ended
      December 31, 2006, 2005 and 2004, respectively                       $  75,395        $  29,265        $   9,608
   Research and development (including expense to MSV, a related party, of $988, $2,312 and $0 for the years ended December
     31, 2006, 2005 and 2004, respectively                                    10,549            2,456              ---
   Depreciation and amortization (excluded from above captions)                6,796            3,480              190
   Loss on impairment of intangibles                                           4,909              ---              ---
                                                                           ---------        ---------        ---------
     Total costs and expenses                                                 97,649           35,201            9,798
                                                                           ---------        ---------        ---------

Operating loss from continuing operations                                    (97,649)         (35,201)          (9,798)

   Interest and other income                                                   7,948            7,582              ---
   Interest expense                                                           (2,608)             ---           (3,473)
   Write-off of deferred financing costs                                         ---              ---          (12,035)
   Equity in losses of MSV                                                   (30,079)         (25,059)         (11,897)
   Minority interests in losses of TerreStar                                  20,655            3,263              ---
   Minority interests in losses of TerreStar Global                              654              ---              ---
   Gain on sale of investments                                                41,421              ---              ---
                                                                           ---------        ---------        ---------

Loss from continuing operations before income taxes                          (59,658)         (49,415)         (37,203)

Income tax expense                                                            (4,535)               -                -
                                                                           ---------        ---------        ---------
Net loss from continuing operations                                          (64,193)         (49,415)         (37,203)

Loss from discontinued operations                                            (30,422)         (89,866)         (35,126)
                                                                           ---------        ---------        ---------
Net loss                                                                     (94,615)        (139,281)         (72,329)

Less:
   Dividends on Series A and Series B Cumulative Convertible
      Preferred Stock                                                        (23,627)         (16,717)             ---
   Accretion of issuance costs associated with Series A and Series
      B Cumulative Convertible Preferred Stock                                (4,029)          (2,409)             ---
                                                                           ---------        ---------        ---------
Net loss available to Common Stockholders                                  $(122,271)       $(158,407)       $ (72,329)
                                                                           =========        =========        =========
Basic Loss Per Share - Continuing Operations                               $   (1.41)       $   (1.10)       $   (1.14)
                                                                           =========        =========        =========
Basic Loss Per Share - Discontinued Operations                             $   (0.47)       $   (1.45)       $   (1.07)
                                                                           =========        =========        =========
Basic Earnings / (Loss) Per Share                                          $   (1.88)       $   (2.55)       $   (2.21)
                                                                           =========        =========        =========
Basic Weighted-Average Common Shares Outstanding                              64,966           62,072           32,771
                                                                           =========        =========        =========
Diluted Earnings / (Loss) Per Share - Continuing Operations                $   (1.41)       $   (1.10)       $   (1.14)
                                                                           =========        =========        =========
Diluted Loss Per Share - Discontinued Operations                           $   (0.47)       $   (1.45)       $   (1.07)
                                                                           =========        =========        =========
Diluted Earnings / (Loss) Per Share                                        $   (1.88)       $   (2.55)       $   (2.21)
                                                                           =========        =========        =========
Diluted Weighted-Average Common Shares Outstanding                            64,966           62,072           32,771
                                                                           =========        =========        =========
Non-cash stock-based compensation included above is as follows:
   General and administrative                                              $  35,756        $  11,937        $   5,370
   Discontinued operations                                                     4,862              509            4,773
                                                                           ---------        ---------        ---------
     Total non-cash stock-based compensation                               $  40,618        $  12,446        $  10,143
                                                                           =========        =========        =========

              The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        As of December 31, 2006 and 2005
                 (in thousands, except share and per share data)

                                                                                        2006               2005
                                                                                        ----               ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $   171,665        $   179,524
   Cash committed for satellite construction costs                                      24,486             77,946
   Restricted cash for Series A and Series B Cumulative Convertible
     Preferred Stock dividends                                                          10,723             24,905
   Restricted cash for Senior Secured Notes                                             13,087                ---
   Deferred Issuance costs associated with Series A and Series B
     Cumulative Convertible Preferred Stock                                              4,255              4,029
   Deferred Issuance costs associated with Senior Secured Notes                          5,708                ---
   Assets held for sale                                                                    367                261
   Other current assets                                                                  2,602              2,025
   Current assets of discontinued operations                                               ---             13,802
                                                                                   -----------        -----------

     Total current assets                                                              232,893            302,492

RESTRICTED INVESTMENTS                                                                   6,255                 76
PROPERTY AND EQUIPMENT, net                                                            259,169             70,986
INTANGIBLE ASSETS, net                                                                 144,265             75,218
INVESTMENT IN MSV                                                                      184,665            496,208
INVESTMENT IN SKYTERRA                                                                 293,510                ---
RESTRICTED CASH FOR SERIES A AND SERIES B CUMULATIVE CONVERTIBLE
   PREFERRED STOCK DIVIDENDS                                                               ---              7,264
DEFERRED ISSUANCE COSTS ASSOCIATED WITH SERIES A AND SERIES B
   CUMULATIVE CONVERTIBLE PREFERRED STOCK                                               10,692             14,947
                                                                                   -----------        -----------
     Total assets                                                                    1,131,449        $   967,191
                                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses (including amounts due to MSV, a related party, of $127 and $699 at December 31, 2006 and 2005,
     respectively)                                                                 $    12,415        $     4,482
   Accounts payable to Loral for satellite construction contract                         9,073             59,771
   Accrued income taxes payable                                                          4,641                 30
   Deferred rent and other current liabilities                                           1,199                 72
   Series A and Series B Cumulative Convertible Preferred Stock dividends
     payable                                                                             8,174              5,994
   Senior Secured Notes and accrued interest, thereon                                  202,267                ---
   Current liabilities of discontinued operations                                           45              4,961
                                                                                   -----------        -----------
     Total current liabilities                                                         237,814             75,310
                                                                                   -----------        -----------

LONG-TERM LIABILITIES:
   Deferred rent and other long-term liabilities                                         3,049                ---
                                                                                   -----------        -----------
     Total long-term liabilities                                                         3,049                ---
                                                                                   -----------        -----------
     Total liabilities                                                                 240,863             75,310
                                                                                   -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                      -----------        -----------
MINORITY INTEREST IN TERRESTAR                                                          68,617             74,840
MINORITY INTEREST IN TERRESTAR GLOBAL                                                    1,633                ---
SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01 par value,
   450,000 shares authorized at December 31, 2006 and 2005, 90,000 shares
issued and outstanding at December 31, 2006 and 2005)                                   90,000             90,000
SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK ($0.01 par value,
   500,000 shares authorized at December 31, 2006 and 2005, 318,500 shares
issued and outstanding at December 31, 2006 and 2005)                                  318,500            318,500
STOCKHOLDERS' EQUITY:
   Common stock; voting (par value $0.01; 200,000,000 shares authorized,
   73,663.208 and 66,606,504 shares issued and 69,712,006 and 63,119,302 shares
   outstanding at December 31, 2006 and 2005, respectively)                                737                666
   Additional paid-in capital                                                          886,463            752,777
   Common stock purchase warrants                                                       73,200             74,600
   Less: 3,951202 and 3,487,202 common shares held in treasury stock at
      December 31, 2006 and 2005, respectively, at cost                                (73,877)           (67,086)
   Accumulated deficit                                                                (474,687)          (352,416)
                                                                                   -----------        -----------
     Total stockholders' equity                                                        411,836            408,541
                                                                                   -----------        -----------
     Total liabilities, and stockholders' equity                                   $ 1,131,449        $   967,191
                                                                                   ===========        ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
           Consolidated Statements of Changes In Stockholders' Equity
              For the Years Ended December 31, 2006, 2005 and 2004
                        (in thousands, except share data)




                                  Common Stock                         Common          Treasury Stock
                              --------------------      Additional     Stock        ---------------------
                               Shares         Par        Paid-In      Purchase                             Accumulated
                                             Value       Capital      Warrants        Shares     Amount      Deficit       Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2003   25,196,840  $      252  $  198,743   $   15,492          ---   $      ---   $ (121,680)  $   92,807
Common Stock issued under
the 401(k) Savings and
Stock Purchase Plan              38,276           2         192          ---          ---          ---          ---          194
Sales of Common Stock, Net
of expenses                  23,084,640         231     159,730       17,829          ---          ---          ---      177,790
Common Stock issued for
exercise of stock options       630,685           6       2,032          ---          ---          ---          ---        2,038
Issuance of Common Stock
Warrants                            ---         ---         ---        8,844          ---          ---          ---        8,844
Common Stock issued for
exercise of common stock
purchase warrants             2,594,155          25      20,802      (13,576)         ---          ---          ---        7,251
Compensatory stock options
issued to employees and
consultants                         ---         ---      10,143          ---          ---          ---          ---       10,143
Capital gain in connection
with sale of stock by MSV           ---         ---       7,993          ---          ---          ---          ---        7,993
Net loss                            ---         ---         ---          ---          ---          ---      (72,329)     (72,329)
                          ----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2004   51,544,596         516     399,635       28,589          ---          ---     (194,009)     234,731
Common Stock issued under
the 401(k) Savings and
Stock Purchase Plan              14,127         ---         254          ---          ---          ---          ---          254
Sales of Common Stock, Net
of expenses                  12,704,782         127     370,853          ---          ---          ---          ---      370,980
Common Stock issued for
exercise of stock options       447,535           4       1,339          ---          ---          ---          ---        1,343
Issuance of Common Stock
Warrants                            ---         ---     (48,908)      61,071          ---          ---          ---       12,163
Common Stock issued for
exercise of common stock
purchase warrants             1,717,678          17      17,160      (15,060)         ---          ---          ---        2,117
Compensatory stock options
issued to employees and
consultants                         ---         ---       7,754          ---          ---          ---          ---        7,754
Restricted Stock                177,786           2       4,690          ---          ---          ---          ---        4,692
Treasury Stock                      ---         ---         ---          ---   (3,487,202)     (67,086)         ---      (67,086)
Net loss                            ---         ---         ---          ---          ---          ---     (139,281)    (139,281)
Dividends on Series A and
Series B Cumulative
Convertible Preferred Stock         ---         ---         ---          ---          ---          ---      (16,717)     (16,717)
Accretion of issuance costs
on Series A and Series B
Cumulative Convertible
Preferred Stock                     ---         ---         ---          ---          ---          ---       (2,409)      (2,409)
                          ----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2005   66,606,504         666     752,777       74,600   (3,487,202)    (67,086)     (352,416)     408,541
Common Stock issued under
the 401(k) Savings and
Stock Purchase Plan               7,806         ---         156          ---          ---          ---          ---          156
Sales of Common Stock, Net
of expenses                   6,252,721          63      93,455          ---          ---          ---          ---       93,518
Common Stock issued for
exercise of stock options       121,165           1         494          ---          ---          ---          ---          495
Common Stock issued for
exercise of common stock
purchase warrants               145,012           2       1,843       (1,400)         ---          ---          ---          445
Exercise of TerreStar stock
options                             ---         ---      (1,715)         ---          ---          ---          ---       (1,715)
Stock option compensation
expense                             ---         ---      32,674          ---          ---          ---          ---       32,674
Restricted Stock issued         530,000           5       6,423          ---          ---          ---          ---        6,428
Treasury Stock acquired             ---         ---         ---          ---     (464,000)      (6,791)         ---       (6,791)
Distribution of TerreStar
Global                              ---         ---         356          ---          ---          ---          ---          356
Net loss                            ---         ---         ---          ---          ---          ---      (94,615)     (94,615)
Dividends on Series A and
Series B Cumulative
Convertible Preferred Stock         ---         ---         ---          ---          ---          ---      (23,627)     (23,627)
Accretion of issuance costs
on Series A and Series B
Cumulative Convertible
Preferred Stock                     ---         ---         ---          ---          ---          ---       (4,029)      (4,029)
                          ----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2006   73,663,208  $      737  $  886,463   $   73,200   (3,951,202)  $  (73,877)   ($474,687)  $  411,836
                          ==========================================================================================================

              The accompanying notes are an integral part of these consolidated financial statements.

                      Motient Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2006, 2005 and 2004
                                 (in thousands)

                                                                  2006         2005         2004
                                                                  ----         ----         ----
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss                                                      $ (94,615)   $(139,281)   $ (72,329)
Adjustments to reconcile net income (loss) to net cash used
  in continuing operating activities:
     Loss from discontinued operations                           30,422       89,866       35,126
     Depreciation and amortization                                6,796        3,480          190
     Equity in losses of MSV                                     30,079       25,059       11,897
     Minority interest in losses of TerreStar                   (20,655)      (3,263)         ---
     Minority interest in losses of TerreStar Global               (654)         ---          ---
     Gain on exchange of investments                            (41,421)
     Write off of deferred financing costs                          ---          ---       12,035
     Impairment of intangible assets                              4,909          ---          ---
     Non-cash amortization of deferred financing costs              538          ---        2,485
     Non-cash 401(k) match                                          156          254          192
     Non-cash stock-based compensation expense                   35,756       11,937        5,370
     Changes in assets and liabilities, net of acquisitions
       and dispositions:
       Other current assets                                        (345)      (1,413)         169
       Accounts payable and accrued expenses (including
         payments to MSV, a related party, of`
         $1,949, $3,948 and $0 for the years ended
         December 31, 2006, 2005 and 2004, respectively)          9,155        2,493         (297)
       Accrued interest                                           2,267          ---        1,270
       Deferred rent and other current liabilities                4,242           (4)        (617)
                                                              ---------    ---------    ---------

       Net cash used in continuing operating activities         (33,370)     (10,872)      (4,509)
                                                              ---------    ---------    ---------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
   Cash acquired in TerreStar asset purchase                        ---        6,165          ---
   Proceeds from sale of FCC licenses                               ---          ---        2,045
   Proceeds from the sale of investments                         46,951          ---          ---
   (Purchase) proceeds of restricted investments                 61,511     (110,116)       1,519
   Accounts payable to Loral for satellite construction
      contract                                                  (59,771)         ---          ---
   Investment in MSV                                                ---          ---     (125,000)
   Proceeds from MSV note                                           ---          ---        2,071
   Proceeds from TerreStar Global rights offering                   672          ---          ---
   Additions to property and equipment                         (175,808)      (7,804)         (37)
                                                              ---------    ---------    ---------

       Net cash used in continuing investing activities        (126,445)    (111,755)     (119,402)
                                                              ---------    ---------    ---------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
   Proceeds from issuance of Series A Cumulative
      Convertible Preferred Stock                                   ---      408,500          ---
   Issuance costs associated with Series A and Series B
   Cumulative Convertible Preferred Stock                           ---      (17,570)         ---
   Dividends paid on Series A and Series B Cumulative
   Convertible Preferred Stock                                  (21,446)     (10,723)         ---
   Repayment of term credit facility                                ---          ---       (6,899)
   Repayment of notes payable                                       ---       (8,739)     (23,990)
   Proceeds from term credit facility                               ---          ---        1,500
   Proceeds from Senior Secured Notes                           200,000          ---          ---
   Proceeds from issuance of common stock                        18,727        2,204      190,288
   Proceeds from exercise of employee stock options                 586        1,330        2,032
   Purchase of treasury stock                                    (6,791)     (67,086)         ---
   Stock issuance costs paid and other charges                   (9,925)          (9)      (6,974)
   Debt issuance costs paid and other charges                    (6,245)         ---         (100)
                                                              ---------    ---------    ---------

       Net cash provided by continuing financing activities     174,906      307,907      155,857
                                                              ---------    ---------    ---------

       Net cash provided by continuing operations                15,091      185,280       31,946
                                                              ---------    ---------    ---------

Net cash used in discontinued operating activities              (18,435)     (21,335)     (13,845)
Net cash used in discontinued investing activities               (4,515)        (116)      (1,260)
Net cash used in discontinued financing activities                  ---          ---       (3,514)
                                                              ---------    ---------    ---------

       Net cash used in discontinued operations                 (22,950)     (21,451)     (18,619)
                                                              ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents             (7,859)     163,829       13,327

CASH AND CASH EQUIVALENTS, beginning of year                    179,524       15,695        2,368
                                                              ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                        $ 171,665    $ 179,524    $  15,695
                                                              =========    =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements

1.  Organization and Description of Business

Motient Corporation (with its subsidiaries, "Motient" or the "Company") currently owns two wireless communications businesses. Its primary business is TerreStar Networks Inc. ("TerreStar"). As of December 31, 2006, Motient also owns 19% of another satellite communications company, called Mobile Satellite Ventures LP, ("MSV"), and 39% of MSV's parent, SkyTerra Communications, Inc. ("SkyTerra"). Motient does not have control of MSV or SkyTerra. Motient's investments in TerreStar and MSV are governed by stockholder agreements with the other equity owners of those entities, and its interest in SkyTerra is non-voting. Motient is also the controlling shareholder of TerreStar Global Ltd. ("TerreStar Global").

Through September 14, 2006, Motient also provided its active direct customers with two-way terrestrial wireless data communications services. On September 14, 2006, Motient sold most of the assets and liabilities relating to that business. The accompanying financial statements, including those for prior periods, present this terrestrial wireless business as a discontinued operation. Pursuant to such presentation, the Company's continuing operations are reflected as a single operating segment.

At December 31, 2006, Motient had six wholly owned subsidiaries, a 69% interest in TerreStar, a 70% interest in TerreStar Global, a 45% non-voting interest in SkyTerra and a 19% interest in MSV. Motient Communications Inc., a wholly owned subsidiary, owned the assets comprising Motient's discontinued core wireless business, except for Motient's Federal Communications Commission, or FCC, licenses, which were held in a separate subsidiary, Motient License Inc. Motient's other four subsidiaries held no material operating assets other than the stock of other subsidiaries and Motient's interests in MSV. See Note 16, "Subsequent Events" regarding early 2007 capital transactions.

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

TerreStar was a subsidiary of MSV established to, among other things, develop business opportunities in the 2 GHz band. On May 11, 2005, TerreStar was spun-off by MSV to its limited partners and, in connection with that spin-off, Motient acquired ownership of approximately 49% of the issued and outstanding shares of capital stock of TerreStar and the subsequent commensurate stock purchase increased Motient's ownership to 61%.

On August 21, 2006, Motient purchased 700,156 additional shares of newly issued common stock from TerreStar for $21 million. The TerreStar common stock purchase increased Motient's ownership to 61.4% (51.2% on a fully diluted basis).

In September 2006, Motient increased its ownership of TerreStar to 68.4% (56.9% on a fully diluted basis), by exchanging newly issued shares of Motient common stock in exchange for outstanding shares of TerreStar common stock.

On October 16, 2006 and October 20, 2006 Motient Ventures Holding Inc. ("MVH"), a wholly owned subsidiary of Motient Corporation ("Motient"), purchased 491,320 and 982,640 shares of common stock of TerreStar Networks Inc. ("TerreStar") from TerreStar for $15.0 million and $30 million, respectively pursuant to a Stock Purchase Agreement by and between MVH and TerreStar. This purchase increased Motient's ownership of TerreStar from 68.4% to 68.9% (56.9% to 57.4% on a fully diluted basis).

Our relationship with TMI Communications and TerreStar Canada

As part of the spin-off of TerreStar, TMI Communications became contractually obligated to assign, subject to necessary regulatory approvals, its Industry Canada approval in principle to TerreStar, or to an entity designated by TerreStar that is eligible under Canadian law to hold the approval in principle. TerreStar has negotiated and committed, pursuant to a master agreement, to enter into certain transfer agreements with TMI Communications, TerreStar Networks (Canada) Inc. ("TerreStar Canada"), TerreStar Networks Holdings (Canada) ("TerreStar Canada Holdings") and certain other related parties pursuant to which TerreStar will transfer TerreStar-1 to TerreStar Canada and TMI Communications will effectuate the transfer of its Industry Canada approval in principle to TerreStar Canada and FCC authorization to TerreStar (the "Transfer Agreements"). The consummation of the Transfer Agreements and other related transactions contemplated by the Transfer Agreements are subject to Industry Canada and FCC approval. In addition to Industry Canada and FCC approvals, the transfer of TerreStar-1 to TerreStar Canada will be subject to other governmental approvals in the United States. Pursuant to the Transfer Agreements, upon completion of these transactions, TerreStar Canada will be owned by TerreStar and TerreStar Canada Holdings, which is intended to comply with Canada's telecommunications foreign ownership rules.

As noted above, TMI Communications is obligated to transfer to TerreStar Canada, or to an eligible entity designated by TerreStar, its approval in principle from Industry Canada to provide 2 GHz MSS S-band services in Canada from the 111.1 degrees west orbital position. TMI Communications has submitted to Industry Canada an application seeking approval of such transfer but there is no guarantee such approval will be granted. TerreStar is expected to transfer TerreStar-1 to TerreStar Canada upon launch of the satellite. The Transfer Agreements provide for, among other things, the license of certain intellectual property rights to TerreStar Canada, the grant to TerreStar of an indefeasible right to use capacity on TerreStar-1, and the provision by TerreStar to TerreStar Canada of various consulting and other services. It is anticipated that the costs and fees payable by TerreStar to TerreStar Canada pursuant to the various Transfer Agreements will approximately equal the fees payable by TerreStar Canada to TerreStar under such agreements, which amounts include TerreStar Canada's obligation to reimburse TerreStar for all costs and expenses incurred by TerreStar in connection with the construction and launch of TerreStar-1.

TerreStar owns 20% of the voting equity of TerreStar Canada as well as 33 (1)/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada's parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 (2)/3% of the voting equity of TerreStar Canada Holdings is held by TMI Communications. TerreStar's interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules.

Upon the receipt of approval from Industry Canada to transfer the Industry Canada approval in principle from TMI Communications to TerreStar Canada, (1) TerreStar will enter into a Shareholders' Agreement, or the TerreStar Canada Shareholders' Agreement, a Rights and Services Agreement, or the Rights and Services Agreement, a Guarantee and Share Pledge Agreement, or the TMI Guarantee and certain other Transfer Agreements, (2) TerreStar Canada will execute a Guarantee in favor of TerreStar, and (3) TerreStar and certain other parties will enter into other Transfer Agreements.

TerreStar Global Ltd.

Through TerreStar Global, we plan to build, own and operate a Pan-European resilient, interoperable two-way communications network to address public protection and disaster relief as well as provide broadband connectivity in rural regions to help narrow the digital divide. As Europe's first next-generation integrated mobile satellite and terrestrial communication network, TerreStar Global plans to deliver universal access and tailored applications over a fully-optimized IP network.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar. In late 2006, TerreStar spun-off of TerreStar Global to TerreStar's stockholders. As a result, Motient became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar made capital contributions to TerreStar Global of approximately $5.0 million. In late 2006, TerreStar Global also raised an additional $5.0 million through a rights offering from its shareholders. As of March 15, 2006, Motient owned approximately 85% of the outstanding shares of TerreStar Global.

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

On February 9, 2005, Motient entered into a merger agreement with Telcom Satellite Ventures Inc. and Telcom Satellite Ventures II Inc. and simultaneously consummated the transactions contemplated thereby, pursuant to which Telcom merged with and into MVH Holdings Inc., a direct and wholly owned subsidiary of Motient, in a tax-free reorganization in which MVH was the surviving company. In exchange for 2,296,835 MSV limited partnership units, Motient issued to Telcom's stockholders 8,187,804 shares of its common stock owned by the Telcom entities.

Concurrently with this merger, Motient (through MVH) also purchased 373.7 shares of common stock of Spectrum Space Equity Investors IV, Inc. and two other related entities (collectively, "Spectrum"), representing approximately 66.3% of the outstanding common stock of each of such entities, and 221.2 shares of common stock of Columbia Space Partners, Inc.(collectively, "Columbia"), and with Spectrum, the "Blocker Corporations" and two other related entities, representing approximately 27.8% of the outstanding common stock of such entities. In total, Motient issued to the Spectrum entities and Columbia entities 4,516,978 shares of Motient common stock in a private placement in exchange for indirect ownership of 1,267,098 MSV units.

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

In September 2006, Motient sold 9,034,848.51 limited partnership units of MSV and 1,572 shares of common stock MSV's corporate general partner to SkyTerra in exchange for 25,478,273 shares of SkyTerra non-voting common stock. See Note 16, "Subsequent Events" for information regarding additional sales of MSV limited partnership units.

At the same time Motient also acquired, through a distribution from the "Blocker Corporations", an aggregate of 3,573,214 shares of common stock of SkyTerra in exchange for all of the limited partnership units of MSV held by the Blocker Corporations, of which 1,267,451.77 were beneficially owned by Motient by virtue of its ownership of the Blocker Corporations.

As of December 31, 2005 and 2006, Motient held a 48.84% and 19.20% interest, respectively, in MSV. MSV is a provider of mobile satellite-based communications services. MSV currently uses two satellites to provide service, which allow customers access to satellite-based wireless data, voice, fax and dispatch radio services almost anywhere in North and Central America and in various coastal waters.

Liquidity and Capital Resources

As of December 31, 2006, the Company had $171.7 million of cash and investments on hand, excluding restricted cash, of which approximately $158 million was held at Motient Corporation, $6.7 million was held at TerreStar and $7.0 million was held at TerreStar Global.

We expect to require significant funding to finance the execution of our business strategy, including funds for the construction and launch of our satellite and for our ancillary terrestrial network buildout.

As of December 31, 2006, we had aggregate contractual payment obligations of approximately $358.5 million, consisting of (1) approximately $218.0 million under our satellite construction agreement with Loral for TerreStar-1 and TerreStar-2, (2) approximately $103.1 million under our launch contract with Arianespace, (3) approximately $23.3 million under our GBBF earth stations construction contract with Hughes (4) approximately $14.0 million under the leases for our facilities in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas and (5) approximately $3.8 million for our Las Vegas Earth station lease agreement. Of this aggregate amount, approximately $263.6 million is due in 2007. In the case of the significant contractual commitments, TerreStar has the ability to terminate its financial obligations under the relevant contracts with 30 days notice and its liability would be limited to monies expended to date of termination.


In January 2007, we entered into an agreement with Loral for satellite network integration services under which we incurred an additional obligation of $22.5 million. Of this amount, $2.3 million was pre-paid in 2006 and $6.0 million is due in 2007.

In addition, in 2007, we expect to incur additional capital expenditures of $40.0 million to $50.0 million for launch insurance for TerreStar-1 and approximately $170.0 million to $220.0 million for the development of our satellite ground operation and integration, universal chipset(TM) architecture and related devices and other ATC-related capital expenditures. We also expect to enter into a site-hosting agreement for our GBBF earth station in Allan Park, Ontario, Canada.

On February 14, 2007, TerreStar issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the "TerreStar Notes") pursuant to an Indenture (the "Indenture"), dated as of February 14, 2007, among TerreStar, as issuer, the guarantors from time to time party thereto (the "Guarantors") and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the date of issue at a rate of 15% per annum. If certain "milestones" are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes are scheduled to mature on February 15, 2014.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar, subject to certain exceptions, pursuant to a U.S. Security Agreement (the "Security Agreement"), dated as of February 14, 2007, among TerreStar, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent.

TerreStar will require approximately $89.0 million to $149.0 million of additional funding to meet our 2007 capital expenditure requirements and approximately $55.0 million of additional funding to meet our estimated 2007 operating expenses. In connection with TerreStar's February 2007 high yield debt offering, Motient has pledged 8.6 million shares of common stock of SkyTerra Communications, Inc. to help offset the foregoing cash requirements. We will need to seek financing to meet these funding requirements but we cannot assure you that we will obtain such financing on favorable terms or at all.

Commencing in 2008, we expect to make substantial capital expenditures, primarily for the terrestrial component buildout of our network. We anticipate focusing the buildout of the terrestrial component of our network initially in several key markets, with further expansion based on customer requirements. We estimate that the cost to establish terrestrial coverage could require, on average, between $40.0 million and $60.0 million per market. We will also require funds for working capital, business software development, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations.

The cost of building and deploying our network could exceed our estimates. For example, the costs for the buildout of the terrestrial component of our network could be greater, perhaps significantly, than our current estimates due to changing costs of supplies, market conditions and other factors over which we have no control. The rate at which we build out the terrestrial component of our network will also depend on customer requirements.

If we require more funding than we currently anticipate, or we cannot meet our financing needs, our ability to operate our business, our financial condition and our results of operation could be adversely affected.

The cash requirements for TerreStar, along with the possible obligation to rescind $90 million of the Series A Preferred Stock, may place significant pressures on the Company's liquidity position and the value of its assets and/or investments. If future cash requirements exceed those currently anticipated, the Company may require additional financing in amounts that will be material in advance of the currently anticipated funding timeframes. The Company cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.


2.  Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the results of Motient and its subsidiaries. Inter-company accounts and transactions have been eliminated. Motient's investment in SkyTerra is accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as available for sale securities with mark-to-market adjustments subsequent to the Exchange transaction. The results of TerreStar have been consolidated with Motient since its acquisition on May 11, 2005. The results of MSV have been accounted for under the equity method since 2001. Motient Communications and related consolidated entities have been reflected as discontinued operations pursuant to the September 2006 sale of the related operations. Certain amounts from prior years have been reclassified to conform to the current year presentation.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates related to its continuing operations include the valuation on its investment in MSV, the valuation of deferred income tax assets and the valuation of its long-lived assets, particularly those related to TerreStar. Actual results could differ from those estimates. In addition, significant estimates related to Motient's discontinued operations included its valuation for doubtful accounts and the valuation of long-lived terrestrial wireless assets.

Cash and Cash Equivalents

The Company considers highly liquid investments with original or remaining maturities at the time of purchase of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash and Investments

The Company had $54.6 million of restricted cash and investments at December 31, 2006 held in money market escrow accounts. Of that amount approximately $24.5 million is restricted in accordance with the Company's satellite construction contract, approximately $10.7 million is restricted in accordance with the Company's preferred stock agreements, payable in April 2007, and approximately $13.1 is restricted in accordance with the Company's Senior Secured Notes and are reflected as current assets, also payable in 2007. Approximately $6.3 million is reflected as non-current of which $5.9 million is restricted in accordance with the Company's asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation and $0.4 million is restricted in accordance with various leases and security deposits, all of which are restricted for more than twelve months. At December 31, 2005, the Company had $110 million of restricted cash and investments. The restricted cash and investments included securities that were classified as held-to-maturity under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classified restricted investment amounts that would mature within one year as current assets in the accompanying consolidated balance sheet. The Company accounted for these investments at their amortized cost.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical trends, customer knowledge, any known disputes, and the aging of accounts receivable balance combined with management's estimate of future potential recoverability, based on our knowledge of customer's financial condition. This policy, while it currently relates to Motient's discontinued operations, is the same policy Motient will use when its TerreStar operations produce revenues.

Property and Equipment

Property and equipment are recorded at cost and adjusted for impairment and are depreciated over the shorter of their estimated useful lives or the term of the lease using the straight-line method. Assets recorded as capital leases are amortized over the shorter of their estimated useful lives or the term of the lease. The estimated useful lives of office furniture and equipment vary from two to ten years, and the terrestrial wireless network equipment included in discontinued operations is depreciated over seven years. Within its discontinued operations, the Company has also capitalized certain costs to develop and implement its computerized billing system. These costs were being depreciated over three years. Repairs and maintenance that do not significantly increase the utility or useful life of an asset and are expensed as incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense from continuing operations was $0.1 million; $0.1 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company uses the criteria in SFAS No. 144 to determine when an asset is classified as "held for sale". Upon classification as "held for sale," the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, the Company does not retrospectively adjust prior period balance sheets to conform to current year presentation.

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

Investment in MSV

At December 31, 2006, the Company used the equity method of accounting for its investment in MSV. The Company considers whether the fair value of its investment has declined below its carrying value whenever adverse events or circumstances indicate that the recorded value may not be recoverable. If the Company considers such decline to be other than temporary, a write down would be recorded to estimate fair value. See Note 16, "Subsequent Events" regarding early 2007 capital transactions.

Investment in SkyTerra

On September 25, 2006, Motient received approximately 29.1 million shares of SkyTerra common stock that resulted in the acquisition of approximately 45% of SkyTerra, on a fully diluted basis. The Company's Investment in SkyTerra is recorded in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and uses the cost method to account for its investment in SkyTerra as the shares of SkyTerra common stock that Motient holds are currently non-voting, but of these shares, up to 25.5 million will become voting upon a dividend or upon distribution or sale by Motient.

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

Fair Value of Financial Instruments

The fair value of certain of the Company's financial instruments, including cash and cash equivalents, and other accrued expenses approximate cost because of their short maturities. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Revenue Recognition

TerreStar will recognize revenue from satellite utilization charges, terrestrial network utilization charges and from providing managed services to its customers. TerreStar will recognize revenue over the period during which services are provided, as long as collection of the related receivable is reasonably assured. TerreStar will make estimates regarding the likelihood of collection based upon an evaluation of the customer's creditworthiness, the customer's payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When TerreStar has determined that the collection of payments for services is not reasonably assured at the time the service is provided, it will defer recognition of the revenue until such time that collection is believed to be reasonably assured or the payment is received. TerreStar will also maintain an allowance for doubtful accounts for customers' receivables where the collection of these receivables is uncertain. If TerreStar's estimate of the likelihood of collection is not accurate, it may experience lower revenue or an increase in its bad debt expense. Upon receipt of payments from customers in advance of providing services and amounts that might be received from customers pursuant to satellite capacity, prepayment options will be recorded in the financial statements as deferred revenue. These deferred amounts will be recognized as revenue on a straight-line basis over the agreement terms. Our planned revenue recognition policy as described above complies with the criteria set forth in Staff Accounting Bulletin No. 101, Revenue Recognition, as amended by Staff Accounting Bulletin No. 104 ("SAB 104") as well as Emerging Issues Task Force No. 00-21, Accounting For Revenue Arrangements With Multiple Deliverables ("EITF 00-21").

Discontinued operations revenues were recorded in accordance with SAB 104 and EITF 00-21. Service revenues were recognized when services were preformed, evidence of an arrangement existed, the fee was fixed and determinable and collection was probable. Service discounts and incentives were recorded as a reduction in revenue when granted, or ratably over a contract period. Revenue and costs associated with activation of a subscriber on the Company's network were deferred over an estimated customer life of two years. A valuation allowance was established against outstanding accounts receivable of our discontinued operations as described above for our planned receivables from TerreStar operations.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs include development efforts on the TerreStar satellite system and expenses associated with external development agreements. We expect these costs associated with the TerreStar development agreements to increase in the future as development efforts on its satellite system accelerate.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95" ("SFAS 123R"), applying the modified prospective method. As a result of the Company's decision to adopt using the modified prospective method, prior period results have not been restated. Prior to the adoption of SFAS 123R, the Company applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock-based awards, and accordingly, recognized no compensation costs for its stock option plans other than for instances where APB 25 required variable plan accounting related to performance-based stock options, stock option modifications and restricted stock awards. Under the modified prospective method, SFAS 123R applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and
(2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Such estimates are made using the Black-Scholes option pricing model. Since our adoption of SFAS 123R, there have been no changes to our equity plans. Included in continuing operations for the year ended December 31, 2006 is the impact of revising the requisite service period related to stock compensation awards previously-granted to TerreStar employees, certain Motient executives and Motient's former directors. This revised estimate was a shortening of the service period from previous estimates to September 25, 2006, the closing date of the TerreStar and MSV ownership exchanges described in Note 1. In accordance with the stock compensation awards, that transaction qualified as an event which triggered automatic acceleration of all the outstanding unvested awards.

Similarly, included in discontinued operations for the year ended December 31, 2006 is the impact of shortening the requisite service period related to stock compensation awards previously-granted to certain Motient employees due to the automatic acceleration which occurred upon the closing of the sale of our terrestrial wireless business ( as described in Note 17) on September 14, 2006.

Before adoption of SFAS 123R, pro forma disclosures were used to reflect the potential impact of accounting under the fair value techniques of SFAS 123 rather than under the intrinsic value techniques under APB 25. The following tables provide information regarding the fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 and relevant pro forma information regarding stock-based compensation for the year months ended December 31, 2005 and 2004. The value of restricted stock awards is computed as the value of the shares awarded on the date of the award under both SFAS 123R and APB 25.

                                                      Year Ended            Year Ended               Year Ended
                                                  December 31, 2006       December 31, 2005       December 31, 2004
                                                  -----------------       -----------------       -----------------
Weighted fair value of stock options
granted:
     To acquire Motient common
stock                                                    $7.32                  $19.42                   $6.99
     To acquire TerreStar common stock                   $7.00                  $16.92                      NA

Weighted average assumptions:
   Motient stock options:
     Risk-free interest rate                             4.55%           2.28% - 3.44%           0.92% - 2.18%
     Dividend yield                                        ---                     ---                     ---
     Expected volatility                                   81%             456% - 840%             162% - 375%
     Expected option life in years                         4.8                      10                      10
   TerreStar stock options:
     Risk-free interest rate                             4.62%                   4.02%                     ---
     Dividend yield                                        ---                     ---                     ---
     Expected volatility                                   62%                     72%                     ---
     Expected option life in years                         2.5                     6.5                     ---

                                                                                   Year Ended          Year Ended
                                                                               December 31, 2005   December 31, 2004
                                                                               -----------------   -----------------
Net loss available to Common Stockholders                                          $(158,407)           $ (72,329)
   Add:  Stock-based employee compensation expense included in net loss,
net of related tax effects                                                            12,446               10,143
   Deduct:  Total stock-based employee compensation expense determined
under fair-value based method for all awards, net of tax related effects             (17,996)              (6,726)
                                                                                   ---------            ---------

Pro forma net loss                                                                 $(163,957)           $ (68,912)
                                                                                   =========            =========

Weighted average common shares outstanding                                            62,072               32,771
Earnings per share:
   Basic and diluted --- as reported                                               $   (2.55)           $   (2.21)
   Basic and diluted --- pro-forma                                                 $   (2.64)           $   (2.10)

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

Earnings/(Loss) Per Share

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

Basic and diluted EPS are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. This includes the reported net income (loss) plus the loss attributable to preferred stock dividends and accretion. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Common stock equivalents are not included in the dilutive EPS calculations to the extent their inclusion would be anti dilutive.

                                                         For the Year Ended December 31, 2006
                                           ------------------------------------------------------------------
                                                                                      Effect of
                                              Basic      Effect of     Effect of    Convertible    Diluted
                                            Earnings      Dilutive     Dilutive      Preferred    Earnings
                                            Per Share     Options      Warrants        Stock      Per Share
                                           ------------------------------------------------------------------
Loss from continuing operations            $ (64,193)   $ (64,193)    $ (64,193)    $ (64,193)    $ (64,193)
Loss from discontinued operations            (30,422)     (30,422)      (30,422)      (30,422)      (30,422)
                                           ------------------------------------------------------------------

Net income                                   (94,615)     (94,615)      (94,615)      (94,615)      (94,615)
   Less
   Dividends on Series A and Series B
Cumulative Convertible Preferred Stock       (23,627)     (23,627)      (23,627)          ---           ---
   Accretion of issuance costs
associated with Series A and
Series B Cumulative
Convertible Preferred Stock                   (4,029)      (4,029)       (4,029)          ---           ---
                                           ------------------------------------------------------------------
Net income available to Common
Stockholders                               $(122,271)   $(122,271)    $(122,271)    $ (94,615)    $ (94,615)
                                           ==================================================================

Loss Per Share - Continuing Operations     $   (1.41)   $   (1.43)    $   (1.41)    $   (0.83)    $   (0.83)
                                           ==================================================================

Loss Per Share - Discontinued Operations   $   (0.47)   $   (0.47)    $   (0.46)    $   (0.39)    $   (0.39)
                                           ==================================================================
Earnings Per Share available to Common
Stockholders                               $   (1.88)   $   (1.90)    $   (1.86)    $   (1.22)    $   (1.22)
                                           ==================================================================

Weighted average Common Shares
outstanding - basic                           64,966       64,966        64,966        64,966        64,966
     Effect of dilutive options                  ---           10            10            10            10
     Effect of dilutive warrants                 ---          ---         1,267         1,267         1,267
     Effect of convertible Preferred
Stock                                            ---          ---           ---        12,255        12,255
                                           ------------------------------------------------------------------

Weighted average Common Shares
outstanding - dilutive                        64,966       64,976        66,243        78,498        78,498
                                           ==================================================================

As of December 31, 2006 and 2005, there were 90,000 and 408,500 shares of Series A Cumulative Convertible Preferred Stock and 318,500 and 0 shares of Series B Cumulative Convertible Preferred Stock, respectively outstanding which were entitled to be converted into a total of 12,255,000 shares of Motient common stock. As of December 31, 2006 and 2005, there were outstanding warrants to acquire approximately 5,713,445 and 5,878,601 shares, respectively of Motient common stock and outstanding options to purchase 903,645 and 791,317 shares, respectively of Motient common stock.

Concentrations of Credit Risk And Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, short-term investments and accounts receivable (in the discontinued operations). The Company periodically invests its cash balances in temporary or overnight investments. The Company's short-term investments include debt securities such as commercial paper, time deposits, certificates of deposit, banker acceptances and marketable direct obligations of the United States Treasury with high credit quality financial institutions. At December 31, 2006, the Company had approximately $171 million of cash deposits, excluding restricted cash, in excess of amounts insured by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses on cash deposits.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements." SAB 108 expresses the SEC Staff's views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on the Company's consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial statements.

3.  Property and Equipment

Property and equipment from continuing operations consists of the following:

----------------------------------------------------------------------------------------------------
                                                                       December 31,
----------------------------------------------------------------------------------------------------
                                                             2006                  2005
                                                             ----                  ----
----------------------------------------------------------------------------------------------------
                                                                     (in thousands)
----------------------------------------------------------------------------------------------------
Network Equipment                                        $  3,682               $   ---
----------------------------------------------------------------------------------------------------
Office Equipment                                            2,267                 5,574
----------------------------------------------------------------------------------------------------
Satellite Construction in Progress                        253,353                70,883
                                                         --------               -------
----------------------------------------------------------------------------------------------------
                                                          259,302                76,457
----------------------------------------------------------------------------------------------------
Less accumulated depreciation                                (133)               (5,471)
                                                         --------               -------
----------------------------------------------------------------------------------------------------
Property and equipment, net                              $259,169               $70,986
                                                         ========               =======
----------------------------------------------------------------------------------------------------

Depreciation expense from continuing operations totaled $87, $127 and $190 for the years ended December 31, 2006, 2005, and 2004, respectively.


4.  FCC Licenses and Other Intangible Assets

FCC licenses and other intangible assets from continuing operations consist of the following:

----------------------------------------------------------------------------------------------------
                                                                      December 31,
----------------------------------------------------------------------------------------------------
                                                             2006                  2005
                                                             ----                  ----
----------------------------------------------------------------------------------------------------
                                                                     (in thousands)
----------------------------------------------------------------------------------------------------
FCC 2 GHz licenses                                        131,216              $ 66,785
----------------------------------------------------------------------------------------------------
Intellectual property                                      23,156                11,786
                                                         --------              --------
----------------------------------------------------------------------------------------------------
                                                          154,372                78,571
----------------------------------------------------------------------------------------------------
Less accumulated amortization                             (10,107)               (3,353)
                                                         --------              --------
----------------------------------------------------------------------------------------------------
FCC licenses and other intangible assets, net            $144,265              $ 75,218
                                                         ========              ========
----------------------------------------------------------------------------------------------------

Amortization expense (in thousands) from continuing operations totaled $6,709, $3,353 and $0, for the years ended December 31, 2006, 2005 and 2004, respectively.

Assets acquired in the May 11, 2005 asset purchase of TerreStar were recorded on the Company's Consolidated Balance Sheet as of the date of the purchase based upon their fair values at such date. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intangibles. An additional $6.8 million was added to the intangible asset balance in August 2006, $57.9 million was added as a result of the Fund Exchange in September 2006 and $11.0 million was added as a result of the October 2006 investments by the Company. These intangible assets are being amortized over an average life of 15 years. Expected future amortization, is approximately $10.8 million annually over each of the next thirteen years.

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

The Company's initial valuation of TerreStar's intellectual property rights was determined utilizing a form of the income approach referred to as the relief from royalty valuation method. The Company assumed a 10% to 12% royalty rate applied to a projected revenue stream generated by a hypothetical licensee utilizing such intellectual property rights.

The Company's initial valuation of its spectrum assets is based on a form of the income approach known as the "Build-Out Method". The method applies a discounted cash flow framework to the Company's "build-out" business case.

At December 31, 2006, the assets and liabilities of TerreStar were recorded on the Company's Consolidated Balance Sheet based upon their estimated fair values at such date. Approximately $154 million was allocated to intangible assets that include the rights to receive licenses in the 2 GHz band and other intellectual property intangibles. These intangible assets are being amortized over an average life of 15 years. There was no excess purchase price over the estimated fair values of the underlying assets and liabilities consolidated into Motient.

As of December 31, 2006, the Company adopted a revised "build-out" business case. This build-out approach is intended to incorporate all of historical and future development costs, as well as projected revenues, operating expenses and cash flows generated from the build-out of an integrated satellite and terrestrial communications systems utilizing the Company's frequency assets. This "build-out" business case benefits from information learned since May 2005. The Company has utilized numerous assumptions and estimates based on industry trends and data from May 2005 in projecting future operating characteristics and valuation methodology for the TerreStar business enterprise. In general, the Company considered population, market penetration, products and services offered, unit prices, operating expenses, depreciation, taxes, capital expenditures and working capital. The Company also considered competition, satellite and wireless communications industry projections and trends, regulations and general economic conditions.

The Company will continue to test for impairment of its intangible assets by reviewing all of the assumptions and estimates utilized relative to the valuation methodologies discussed above. To the extent that it determines these assumptions and estimates are no longer accurate, either because actual results have materially differed from the assumptions and estimates, or because changing circumstances have caused the Company to reevaluate these assumptions and estimates for future periods, the Company will, as necessary, record impairment charges to reduces these intangible assets down to their revised estimated values and/or adjust the remaining amortization periods.

5.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses of continuing operations consist of the following:

------------------------------------------------------------------------------
                                                           December 31,
------------------------------------------------------------------------------
                                                   2006                 2005
                                                   ----                 ----
------------------------------------------------------------------------------
                                                          (in thousands)
------------------------------------------------------------------------------
Accounts payable trade                           $ 1,049              $ 1,332
------------------------------------------------------------------------------
Accrued operating and other                       11,366                3,150
                                                 -------              -------
------------------------------------------------------------------------------
                                                 $12,415              $ 4,482
                                                 =======              =======
------------------------------------------------------------------------------


6.  Stockholders' Equity

As of December 31, 2006 and 2005, the Company has authorized 5,000,000 shares of preferred stock and 200,000,000 shares of common stock. For each share of common stock held, common stockholders are entitled to one vote on matters submitted to the stockholders.

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

In connection with this sale, Motient issued to Tejas Securities Group, Inc., its placement agent for the private placement, and certain CTA affiliates, (Capital & Technology Advisors (CTA), a consulting and private advisory firm specializing in the technology and telecommunications sectors), warrants to purchase 600,000 and 400,000 shares, respectively, of its common stock. The exercise price of these warrants is $5.50 per share. The warrants were immediately exercisable upon issuance and have a term of five years. Motient also paid Tejas Securities Group, Inc. a placement fee of $350,000 at closing. The fair value of the warrants was estimated at $6.2 million using a Black-Scholes model with volatility of 160%, risk free rate of 0.92% and a current stock price on the date of the grant of $6.30. The shares were offered and sold pursuant to the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act.

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

On November 12, 2004, Motient sold 15,353,609 shares of its common stock at a per share price of $8.57. Motient received aggregate proceeds of $126,397,809, net of $5,182,620 in commissions paid to its placement agent, Tejas Securities Group, Inc. The approximately 60 purchasers included substantially all of the purchasers from the April and July 2004 private placements, as well as multiple new investors. In connection with this sale, Motient signed a registration rights agreement with the holders of these shares. Among other things, this registration rights agreement required us to file and cause to make effective a registration statement permitting the resale of the shares by the holders thereof. Motient also issued warrants to purchase an aggregate of approximately 3,838,401 shares of its common stock to the investors listed above, at an exercise price of $8.57 per share. 75% of these warrants have vested and the other 25% will never vest. The fair value of the warrants was estimated at $65.2 million using a Black-Scholes model with volatility of 296%, risk free rate of 2.04% and a current stock price on the date of the grant of $17.00.

On September 7, 2006, Motient completed a rights offering for its common stock. In the offering, Motient sold 2,133,335 shares of common stock at a price of $8.57 per share for net proceeds of $18.2 million. The rights offering was open to the Company's stockholders of record as of December 17, 2004 who had not participated in the Company's private placement of common stock in November 2004. Each eligible record holder received a right to purchase 0.103 shares of Motient common stock for each share of common stock held on the record date.

In September 2006, Motient issued 4,119,386 shares of Motient common stock in exchange for 2,314,462 shares of common stock of TerreStar previously owned by Columbia Capital ("Columbia"), Spectrum Equity Investors ("Spectrum") and TSTR Investors, LLC. See Note 16, "Subsequent Events" for information regarding additional sales of Motient common stock.

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

On November 4, 2005, the Executive Committee of the Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common shares. From time to time throughout the month of November 2005, the Company purchased a total of 565,000 common shares in the open market. The average purchase price per common share was $17.39.

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

In April 2006 and June 2006, the Company repurchased a combined 464,000 shares of its common stock for an aggregate $6.8 million. The average purchase price per common share was $14.60. The repurchased shares are included in treasury stock.

As of December 31, 2006, the Company had reserved common stock for future issuance as detailed below.

Shares issuable upon exercise of warrants                5,713,445
2002 Stock Option Plan                                         ---
Defined Contribution Plan                                   49,096
2004 Restricted Stock Plan                                     ---
Shares issuable upon conversion of preferred stock      12,255,000
2006 Equity Incentive Plan                               9,217,500
                                                        ----------

   Total                                                27,235,041
                                                        ==========


7.  Redeemable Convertible Preferred Stock

The Company accounts for Series A Cumulative Redeemable Convertible Preferred Stock under Accounting Series Release 268 "Redeemable Preferred Stocks". As of December 31, 2005, Motient had 5,000,000 authorized shares of preferred stock, consisting of 450,000 Series A shares, 500,000 Series B shares and 4,050,000 undesignated. On April 15, 2005, Motient sold 408,500 shares of non-voting Series A Cumulative Convertible Preferred Stock ("Series A Preferred"), $0.01 par value in a private placement exempt from the registration requirements of the Securities Act of 1933. Motient received cash proceeds, net of $17.6 million in placement agent commissions of which approximately $11.5 million was paid to Tejas Securities Group, Inc., a related party (see Note 10 "Related Party Transactions") and Deutsche Bank Securities Inc. (before escrowing a portion of the proceeds as required under the terms of the preferred stock, described below) of approximately $391.0 million. The purchasers under the Securities Purchase Agreement included most of the purchasers from Motient's November 2004 private placement, as well as several new investors.

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

     o From April 15, 2005 to April 15, 2007, Motient is required to pay dividends in cash at a rate of 5.25% per annum (the "Cash Rate") on the shares of Series A Preferred. Motient was required to place the aggregate amount of these cash dividends, $42,892,500, in an escrow account. These cash dividends will be paid to the holders of Series A Preferred from this escrow account in four semi-annual payments, unless earlier paid pursuant to the terms described below. The first of these dividend payments was made on October 15, 2005.

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

8.  Employee Stock Benefit Plans

Stock Option Plans

In May 2002, the Company's Board approved the 2002 Stock Option Plan with 2,993,024 authorized shares of common stock, of which options to purchase 313,566 shares of the Company's common stock were outstanding at December 31, 2006. The Company's stockholders approved the plan on July 11, 2002. All of the outstanding options under the 2002 Stock Option Plan have vested. Pursuant to the terms of the adoption of the 2006 Equity Incentive Plan (discussed below) no additional options will be issued pursuant to the 2002 Stock Option Plan, and the plan will terminate upon the exercise or termination of the outstanding options.

On August 5, 2005, the compensation and stock option committee of the Company's Board, acting pursuant to the Company's 2002 stock option plan, granted 78 employees and officers options to purchase an aggregate of 425,000 shares of the Company's common stock at a price of $23.15 per share equal to the strike price on such date. These options vested in connection with the September 14, 2006 sale of Motient's terrestrial wireless business.

From May 11, 2005 through the end of 2005, TerreStar granted options to purchase 62,077 shares of TerreStar common stock at a price of $0.70 and 651,516 shares of TerreStar common stock at a price of $24.42 to directors, consultants and employees.

In 2006, TerreStar granted options to purchase 2,118,500 shares of TerreStar common stock at $24.42 and 338,500 options to purchase shares of TerreStar common stock at $30.53 to directors, employees and consultants. At December 31, 2006, there were options to purchase 6,569,254 shares of TerreStar common stock outstanding, of which 6,353,254 shares are exercisable, with the remainder to vest over the next three years.

2004 Restricted Stock Plan

In August 2004, the Company adopted a restricted stock plan, and subsequently registered the shares to be issued under such plan on a registration statement on Form S-8. In September 2004, the Company issued an aggregate of 15,400 shares of restricted stock to its directors as partial compensation for their service on the board of directors. The Company amortized the compensation expense over a period of 6 months for a total of $54,000 as part of continuing operations. Such shares vested in February 2005. In February 2005, the Company issued an aggregate of 95,286 shares of restricted stock to certain consultants and advisors, which vested on February 18, 2005. The Company recorded consulting expense associated with the restricted stock of $2.8 million as part of continuing operations.

In addition, in August 2005, the Company issued an aggregate 82,500 shares of restricted stock to its directors as partial compensation for their service on the board of directors. Such shares vested in August 2005. The Company recorded compensation expense associated with the restricted stock of $1.9 million as part of continuing operations.

In November 2005, the Company granted an aggregate of 155,000 shares of restricted stock to three executives, which will vest upon the completion of strategic events, generally involving a change of control, which had not occurred as of December 31, 2005. Through December 31, 2005, the Company had not recorded any compensation charges associated with the grants, as they were assigned a zero probability of vesting. On March 9, 2006, the Company amended certain provisions regarding these restricted shares. Based upon a then 30% probability that the restricted stock would vest pursuant to the amended provisions, the Company recorded a compensation charge associated with the restricted stock in the amount of $1.0 million during the first quarter of 2006. These restricted shares vested on September 25, 2006, and the full compensation charge has been included in the results of operations for the year ended December 31, 2006.

Pursuant to the terms of the adoption of the 2006 Equity Incentive Plan (discussed below) no additional shares will be issued pursuant to the 2004 Restricted Stock Plan.

2006 Equity Incentive Plan

In July 2006, the Company's stockholders adopted the 2006 Equity Incentive Plan. Pursuant to the terms of the plan, the Company may issue up to an aggregate of 10,000,000 shares of common stock in the form of options, restricted stock or other equity-based incentives. The Company has issued 375,000 shares of restricted stock to its directors under the plan, of which 75,000 shares have vested, with the remainder to vest over the next four years. The Company has issued options to purchase 220,000 shares of common stock to employees, all of which will vest by January 2008 and options to purchase 187,500 shares of common stock to directors.

Summary

Compensation expense recorded for the year ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

                                                                  2006         2005         2004
                                                                  ----         ----         ----
Stock options pursuant to variable plan accounting              $14,120       $7,191       $5,261
Stock options granted during 2006                                15,207          ---          ---
Restricted stock                                                  6,429        4,746          109
                                                                -------      -------      -------
   Stock-based compensation from continuing operations           35,756       11,937         5370
  Stock-based compensation from discontinued operations           4,862          509         4773
                                                                  -----          ---         ----
  Total stock-based compensation                                $40,618      $12,446      $10,143
                                                                =======      =======      =======

Exercise prices for options outstanding as of December 31, 2006, ranged from $3.00 to $28.70. The weighted average remaining contractual life of those options is 8.3 years. In view of the wide range of exercise prices, the Company considers it appropriate to provide the following additional information with respect to options outstanding at December 31, 2006:

--------------------------------------------------------------------------------------
                                         Restricted Stock                    Weighted
                                           and Options       Options         Average
                                          Available for    Granted and     Option Price
                                              Grant        Outstanding      Per share
--------------------------------------------------------------------------------------
Balance, December 31, 2003                   1,235,511      1,757,513
--------------------------------------------------------------------------------------
Options granted                               (340,432)       340,432          $ 6.99
--------------------------------------------------------------------------------------
Exercised                                      630,685       (630,685)         $ 3.23
--------------------------------------------------------------------------------------
Forfeited                                      861,533       (861,533)         $ 3.66
                                               -------      ---------
--------------------------------------------------------------------------------------
Balance, December 31, 2004                   2,387,297        605,727
--------------------------------------------------------------------------------------
Options granted                               (933,257)       933,257          $19.42
--------------------------------------------------------------------------------------
Exercised                                      447,535       (447,535)         $12.19
--------------------------------------------------------------------------------------
Forfeited                                      300,132       (300,132)         $ 8.74
                                               -------      ---------
--------------------------------------------------------------------------------------
Balance, December 31, 2005                   2,201,707        791,317
--------------------------------------------------------------------------------------
Options granted                               (407,500)       407,500          $13.32
--------------------------------------------------------------------------------------
Exercised                                      121,165       (121,165)         $ 4.09
--------------------------------------------------------------------------------------
Forfeited                                      431,586       (431,586)         $21.94
                                               -------       --------
--------------------------------------------------------------------------------------
Balance, December 31, 2006                   2,346,958        646,066
                                             =========        =======
--------------------------------------------------------------------------------------


Options exercisable at December 31:

                    -------------------------------
                                           Average
                                           Exercise
                               Options      Price
                               -------      -----
                    -------------------------------
                    2006        366,066     $23.28
                    -------------------------------
                    2005        469,684     $20.71
                    -------------------------------
                    2004        343,140      $3.00
                    -------------------------------

Exercise prices for options outstanding as of December 31, 2006, were as follows:

----------------------------------------------------------------------------------------------------------------------
                               Options Outstanding                             Options Exercisable
                               -------------------                             -------------------
----------------------------------------------------------------------------------------------------------------------
                                  Number            Weighted                               Number
                              Outstanding as         Average         Weighted            Exercisable          Weighted
        Range of              of December 31,    Contractual Life     Average               as of             Average
     Exercise Prices               2006             Remaining       Exercise Price    December 31, 2006   Exercise Price
----------------------------------------------------------------------------------------------------------------------
           $5.00 (1)              7,133             7 years              $3.00               7,133              $3.00
----------------------------------------------------------------------------------------------------------------------
               $5.15              3,333             7 years              $5.15               3,333              $5.15
----------------------------------------------------------------------------------------------------------------------
              $10.80            110,000            10 years             $10.80                 ---             $10.80
----------------------------------------------------------------------------------------------------------------------
              $11.95             37,500            10 years             $11.95              37,500             $11.95
----------------------------------------------------------------------------------------------------------------------
              $12.50            110,000            10 years             $12.50                 ---             $12.50
----------------------------------------------------------------------------------------------------------------------
              $13.35             60,000            10 years             $13.35              12,000             $13.35
----------------------------------------------------------------------------------------------------------------------
              $17.94             15,000             9 years             $17.94               3,000             $17.94
----------------------------------------------------------------------------------------------------------------------
              $23.15            158,100             9 years             $23.15             158,100             $23.15
----------------------------------------------------------------------------------------------------------------------
              $28.70            145,000             8 years             $28.70             145,000             $28.70
----------------------------------------------------------------------------------------------------------------------

(1) In March 2003, our board of directors approved the reduction in the exercise price of all of the outstanding stock options from $5.00 per share to $3.00 per share.

The aggregate intrinsic value (defined as the spread between the market value of the Company's common stock as of the end of the period and the exercise price of the stock options) for Motient stock options outstanding and exercisable as of December 31, 2006 was $65,049. Similarly, for TerreStar options (as computed based on TerreStar's estimated market value), the aggregate intrinsic value of its stock options outstanding and exercisable was $120,720,690 as of such date.

The following is a summary of nonvested stock awards activity:

                                       Stock options                    Restricted Stock
                                       -------------                    ----------------
                                                  Weighted                           Weighted
                                                  Average                         Average Grant
                                 Number of       Grant Date          Number of       Date Fair
                                   Shares        Fair Value            Shares          Value
                                   ------        ----------            ------          -----
Motient:
   Nonvested as of
December 31, 2005                 319,134         $   21.03              ---             ---
   Granted                        407,500         $    7.32          530,000       $   15.70
   Vested                         (15,048)        $   61.79         (343,000)      $   17.28
   Cancelled                     (431,586)        $   18.95              ---             ---
                               ----------                         ----------      ----------
   Nonvested as of
   December 31, 2006              280,000         $    8.74          187,000       $   12.79
                               ==========                         ==========
TerreStar:
   Nonvested as of
   December 31, 2005              733,593         $   16.92              ---             ---
   Granted                      2,615,258         $    7.00              ---             ---
   Vested                      (3,112,851)        $    8.53              ---             ---
   Cancelled                      (20,000)        $    0.15              ---             ---
                               ----------         ---------       ----------      ----------
   Nonvested as of
   December 31, 2006              216,000         $   19.28              ---             ---
                               ==========         =========       ==========      ==========

At December 31, 2006, there was $3.9 million and $4.0 million total pre-tax unrecognized stock-based compensation costs related to Motient options and restricted stock and TerreStar options, respectively.

9.  Income Taxes

The following is a summary of the Company's deferred income taxes for both continuing and discontinued operations:

-----------------------------------------------------------------------------------------
                                                                  December 31,
-----------------------------------------------------------------------------------------
                                                          2006                  2005
                                                          ----                  ----
-----------------------------------------------------------------------------------------
                                                                 (in thousands)
-----------------------------------------------------------------------------------------
Net Operating Loss Carryforwards                        $128,704              $200,239
-----------------------------------------------------------------------------------------
Deferred Taxes Related to Temporary Differences:
-----------------------------------------------------------------------------------------
Tangible asset bases, lives and depreciation methods       1,923                (4,518)
-----------------------------------------------------------------------------------------
Other                                                     61,111                28,767
-----------------------------------------------------------------------------------------
TerreStar Acquisition Intangible                         (58,043)              (30,238)
                                                        --------              --------
-----------------------------------------------------------------------------------------
          Total deferred tax asset, net                  133,695               194,250
-----------------------------------------------------------------------------------------
Less valuation allowance                                (133,695)             (194,250)
                                                        --------              --------
-----------------------------------------------------------------------------------------
Net deferred  tax asset                                 $    ---              $    ---
                                                        ========              ========
-----------------------------------------------------------------------------------------

The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deducible. No benefit for federal income taxes has been recorded for the periods ended December 31, 2006 2005 and 2004, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's losses since inception. The change in the valuation allowance for 2006 is based on the tax effect of the availability and utilization of the Company's NOL's.

At of December 31, 2006, the Company had estimated net operating loss carryforwards ("NOLs") of $333 million and $498 million, respectively. In 2002, due to the debt restructuring and reorganization, and also in 2004 and 2006 the Company has triggered a change of control, which has limited the availability and utilization of the NOLs. The Company's NOL's expire between 2019 and 2026.

The aggregate provisions for income taxes for the periods below differs for both continuing and discontinued operations from the amount computed by applying the federal statutory rate due to the following:

--------------------------------------------------------------------------------------------
                                                            Year Ended December 31,
--------------------------------------------------------------------------------------------
                                                 2006              2005             2004
                                                 ----              ----             ----
--------------------------------------------------------------------------------------------
Statutory Federal income tax rate               (35.0%)            (34.0%)         (34.0%)
--------------------------------------------------------------------------------------------
State and local taxes, net of Federal
tax benefit                                      (6.20)             (6.20%)          (5.89%)
--------------------------------------------------------------------------------------------
Permanent Differences                             --                 3.04%            1.66%
--------------------------------------------------------------------------------------------
Valuation Allowance                              41.71              37.16%           38.23%
--------------------------------------------------------------------------------------------
Effective income tax rate                        0.51%                 ---               ---
--------------------------------------------------------------------------------------------

As each year presented had losses from both the continuing operations and the discontinued operations, neither operation had any income tax provisions except for an amount due under alternative minimun tax for the year ended December 31, 2006.

10. Related Party Transactions

The Company incurred expenses of $2,791,458 to related parties for service-related obligations for the year ended December 31, 2006. Of that amount, $1,300,833 is presented within continuing operations and was incurred to MSV for consulting services related to TerreStar. In addition in 2006, $1,125,000 in cash was paid to Communications Technology Advisors LLC ("CTA"), a consulting and private advisory firm specializing in the technology and telecommunications sectors. All of the amounts paid to CTA in 2006 are presented within discontinued operations. The Company also incurred expenses of $365,625 in continuing operations to CTA's founder, Jared Abbruzzese for his service as Chairman of the Board of TerreStar.

The Company incurred expenses of $13,051,000 to related parties for service-related obligations for the year ended December 31, 2005. Of that amount, $3,621,000 is presented within continuing operations and was incurred to MSV for consulting services related to TerreStar. In addition in 2005, $1,773,000 in cash and $7,657,000 in Stock-based compensation incurred to Communications Technology Advisors LLC ("CTA"), a consulting and private advisory firm specializing in the technology and telecommunications sectors. Of those amounts, $927,000 in cash is presented within continuing operations, $846,000 is presented within discontinued operations and the $7,657,000 in Stock-based compensation is presented within continuing operations. At December 31, 2005, the Company had accrued $699,000 related to the services provided by MSV. Also at December 31, 2005 there was a $70,000 payment-in-transit to MSV for services included in the above amount.

Communications Technology Advisors LLC ("CTA"), a consulting and private advisory firm specializing in the technology and telecommunications sectors had been engaged to act as consultants to Motient. CTA's founder, Jared Abbruzzese, was the former Chairman of the Board of TerreStar. As consideration for this work, Motient paid to CTA a monthly fee of $100,000, which increased from $60,000 per month in November 2005. The engagement ended on November 30, 2006.

11.  Commitments and Contingencies

TerreStar Contracts

In May 2005, MSV and TerreStar entered into a management services agreement whereby MSV agreed to provide certain services, including technical and program management efforts associated with ATC network development, as well as administrative support required to accomplish these tasks. TerreStar may terminate this agreement on 60 days' notice. TerreStar's payment obligations under this contract are a monthly service fee of $168,000 plus effectively hourly fees for work performed, plus expenses. In addition in May 2005, TerreStar in connection with its perpetual, royalty-free license to utilize MSV's patent portfolio, agreed to fund the one-half of the operating expenses of MSV's intellectual property holding company. Such funding obligations are limited to $1 million per year, absent TerreStar's consent.

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

TerreStar Satellite

As of December 31, 2006, the Company had the following outstanding cash contractual commitments related to the satellite construction contract with Space Systems/Loral and the ground-based satellite beam access subsystem contract with Hughes Network Systems, LLC. This satellite is scheduled to be completed in November 2007.

--------------------------------------------------------------------------------------------
                       Total     <1 Year       1-3 Years    3-5 Years     More than 5 Years
--------------------------------------------------------------------------------------------
(in millions)
--------------------------------------------------------------------------------------------
TerreStar Satellite    $344.5    $261.6        $82.9        $0.0          $0.0
--------------------------------------------------------------------------------------------

For further information on TerreStar commitments and contingencies, see Note 16, "Subsequent Events".

Operating Leases

Total rent expense from continuing operations, under all applicable operating leases, approximated $6.5 million for the year ended December 31, 2006, $2.3 million for the year ended December 31, 2005, and $2.3 million for the year ended December 31, 2004.

At December 31, 2006, minimum future lease payments under noncancelable operating leases for continuing operations are as follows (in thousands):

-----------------------------------
                     Operating
                     ---------
-----------------------------------
2007                 $3,129
-----------------------------------
2008                 $3,030
-----------------------------------
2009                 $2,897
-----------------------------------
2010                 $2,995
-----------------------------------
2011                 $1,696
-----------------------------------
2012 and thereafter  $271
-----------------------------------
Total                $14,018
-----------------------------------

12.  Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, for debt issues that are not quoted on an exchange, interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

------------------------------------------------------------------------------------------------------------------
                                As of December 31, 2006                     As of December 31, 2005
                                -----------------------                     -----------------------
------------------------------------------------------------------------------------------------------------------
(in thousands)           Carrying Amount       Fair Value             Carrying Amount       Fair Value
                        ---------------       ----------             ---------------       ----------
------------------------------------------------------------------------------------------------------------------
Assets:
------------------------------------------------------------------------------------------------------------------
Restricted investments   $54,551               $54,551                $110,191              $110,191
------------------------------------------------------------------------------------------------------------------
Investment in MSV        184,666               217,211                496,208               496,208
------------------------------------------------------------------------------------------------------------------

13.  Employee Benefits

Defined Contribution Plan

The Company sponsored a 401(k) defined contribution plan ("401(k) Savings Plan") in which all employees of Motient could participate. The 401(k) Savings Plan provided for (i) a Company match of employee contributions, in the form of common stock, at a rate of $1 for every $1 of an employee's contribution not to exceed 4% of an employee's eligible compensation, (ii) a discretionary annual employer non-elective contribution, (iii) the option to have plan benefits distributed in the form of installment payments and (iv) the reallocation of forfeitures, if any, to active participants. The Company's matching expense related to continuing operations employees was $0.03 million for 2006, $0.04 million for 2005 and $0.02 million for 2004. During 2002, the Company authorized 200,000 shares for the 401(K) Savings Plan. See Note 16, "Subsequent Events" for information regarding the Motient 401(k) Savings Plan.

14.  Legal Matters

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of the Company, filed a lawsuit in Dallas County, Texas against us challenging the validity of the Series A Preferred on the basis of the confusion regarding the voting rights of the Series A Preferred and seeking rescission of their purchase of shares of Series A Preferred. These entities acquired 90,000 shares of Series A Preferred for a purchase price of $90 million in the April 2005 private placement. We believe that this claim is without merit and intend to vigorously defend this lawsuit, which is set for trial in September of 2007.

On August 16, 2005, Highland Legacy Limited--another affiliate of Mr. Dondero--filed suit in the Delaware Court of Chancery against certain officers and directors of Motient, purportedly on behalf of Motient's stockholders, alleging (among other things) various claims of self-dealing. The Court of Chancery dismissed this suit on the Company's motion on March 17, 2006; Highland Legacy Limited did not appeal, and the judgment of dismissal accordingly is final.

On October 7, 2005, the same four of Mr. Dondero's affiliates who filed the Texas rescission litigation filed suit in the Delaware Court of Chancery to enjoin an exchange offer by virtue of which Motient was to exchange Motient's outstanding Series A Preferred for a new class of Series B Preferred. While this lawsuit remains on the docket of the Court of Chancery, the exchange offer was completed and the Highland plaintiffs never set their request for injunction for hearing; there has been no activity in this case since late 2005.

On October 19, 2005, the Company filed two lawsuits against James D. Dondero, one in the United States District Court for the Northern Division of Texas and one in the District Court of Dallas County, Texas. The petition filed in state court alleges that Mr. Dondero has seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. In the suit filed in Federal court--in which the Highland affiliates which were members of Mr. Dondero's proxy fight group were also named as defendants--the Company alleges the filing of false and misleading Forms 13D in violation of the federal securities laws. The state court fiduciary duty suit is presently set for trial in November of 2007. The suit filed in Federal court was dismissed after the United States District Court ruled that the Company's complaint was subject to a heightened pleading standard under the Private Securities Litigation Reform Act; the Company, which disagrees with the ruling, elected not to replead, but rather to appeal the dismissal. The Company's appeal remains pending.

On April 24, 2006, Highland Select Equity Fund-- another of Mr. Dondero's Highland affiliates--filed suit in the Delaware Court of Chancery against Motient, attempting to compel the production of books and records by Motient pursuant to Section 220 of the Delaware Corporation Code. In July 2006, after trial, the Court of Chancery entered judgment on behalf of Motient, dismissing the suit and awarding costs to Motient. The Plaintiff has appealed, and in February of 2007, after oral argument, the Supreme Court of Delaware remanded the suit to the Court of Chancery for clarification of certain aspects of the lower court's opinion. On March 14, 2007, the Court of Chancery issued its Report as requested by the Supreme Court. We expect a final decision by the Supreme Court within the next few months.

On June 19, 2006, the same four of Mr. Dondero's Highland affiliates who filed the Texas rescission litigation filed suit in Texas state court seeking to rescind Motient's agreement with SkyTerra Communications, Inc. to exchange shares of MSV, to enjoin the closing of the associated transaction, and to rescind Motient's consulting agreement with Communications Technology & Advisors ("CTA"). Motient and CTA removed the case to federal court and moved for dismissal. After oral argument on such motions, the United States Magistrate Judge recommended that the United States District Court dismiss the suit. On January 24, 2007, the United States District Court accepted the Magistrate Judge's recommendation and dismissed Highland's suit. Highland has not appealed, and the judgment of dismissal accordingly is now final.

From time to time, we are involved in legal proceedings in the ordinary course of its business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which we are a party, we do not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings not otherwise disclosed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

15.  Supplemental Cash Flow Information

Supplemental cash flows information for the three years ended December 31 is presented in the following table (in thousands):

                                                        2006                 2005                 2004

Cash payments for interest-continuing
operations                                                 ---                    --            $   2,600
Cash payments for interest-discontinued
operations                                                 ---                    --            $     544
Cash payment for income taxes                              ---                    --                   --

Non-cash investing and financing activities:
Accrued property and equipment costs                 $   3,389                   ---                  ---
Accrued Satellite under construction                 $   9,073             $  59,771                   --
Investment in consolidated subsidiary                $  66,376                   ---                  ---
Investment in TerreStar intangible assets            $ (48,539)                  ---                  ---
Exchange Transaction - TerreStar intangible
assets                                               $  57,919                   ---                  ---
Exchange Transaction - TerreStar minority
interest                                             $  13,474                   ---                  ---
Investment in SkyTerra                               $ 490,970                   ---                  ---
Issuance and re-pricing of common stock
purchase warrants-continuing operations                    ---             $  61,070            $  24,562
Issuance and re-pricing of common stock
purchase warrants-discontinued operations                  ---                    --            $   2,110
Financing fees added to term credit
facility-discontinued operations                           ---                    --            $     320
Amortization of deferred financing fees
related to Series A Cumulative Convertible
Preferred Stock                                      $  (4,029)            $   2,409                   --
Dividends payable on Series A and Series B
Cumulative Convertible Preferred Stock               $ (23,627)            $  16,717                   --
Issuance of common stock                                   ---             $ 370,980                   --
Exercise and Expiration of common stock
warrants                                             $     820             $  10,060            $  13,575
Exercise of stock options                                  ---             $   7,609                   --
Step up of TerreStar intangible assets                     ---             $  78,377                   --
SAB 51 pick-up-discontinued operations                     ---                    --            $   7,993

16. Subsequent Events

In March 2007 the Board of Directors terminated the Motient corporation 401(k) Plan and adopted the TerreStar Networks, Inc. 401(k) Plan.

In February 2007 Motient repaid the $200.0 million Motient Senior Secured Notes with cash on hand and the repayment to Motient by TerreStar of approximately $70 million which Motient lent to TerreStar for network development.

In February 2007, the Company exchanged 5,108,986.9 limited partnership units of MSV to SkyTerra in exchange for approximately 14,407,343 shares of SkyTerra non-voting common stock. Pursuant to our Exchange Agreement with SkyTerra dated May 6, 2006, this exchange was made in connection with the closing of the TerreStar note offering as described below.

On February 14, 2007, TerreStar issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the "TerreStar Notes") pursuant to an Indenture (the "Indenture"), dated as of February 14, 2007, among TerreStar, as issuer, the guarantors from time to time party thereto (the "Guarantors") and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the date of issue at a rate of 15% per annum. If certain "milestones" are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes are scheduled to mature on February 15, 2014.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar, subject to certain exceptions, pursuant to a U.S. Security Agreement (the "Security Agreement"), dated as of February 14, 2007, among TerreStar, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent.

In February 2007, Motient exchanged an aggregate of 2.7 million shares of its common stock for 1.5 million shares of common stock of TerreStar Networks Inc. with executives of MSV who exercised options to purchase shares of TerreStar common stock. These exchanges increased Motient's ownership of TerreStar to approximately 71%.

In connection with the issuance of the TerreStar Notes, Motient, MVH, and TerreStar entered into a letter agreement dated February 14, 2007 (the "Motient Funding Agreement"), pursuant to which MVH agreed to contribute to TerreStar, at MVH's option, either (i) 8,644,406 shares of common stock issued by SkyTerra (such shares, the "SkyTerra Shares") or (ii) cash in an amount equal to the proceeds (net of selling expenses and taxes) from the sale of the SkyTerra Shares to one or more third party buyers, in either case in exchange for a number of shares of common stock of TerreStar equal to the product of (A) (x) the average of the bid and ask prices for one SkyTerra Share at the close of trading on the last trading day prior to the day of such contribution divided by
(y) the fair market value of one share of TerreStar common stock at the close of trading on such last trading day prior to the day of such contribution (as determined in good faith by the board of directors of TerreStar) multiplied by
(B) 8,644,406. Such contribution will be made either (i) upon TerreStar's demand at any time after the earlier of the date on which MVH's equity interest in TerreStar equals or exceeds 80% or October 31, 2007 or (ii) at any time at MVH's option.

The Funding Agreement also provides for the grant by MVH of a security interest in the SkyTerra Shares and the proceeds thereof to TerreStar. TerreStar's interest under the Funding Agreement is pledged under the U.S. Security Agreement.

The TerreStar Notes are guaranteed (the "Guarantees") on a senior secured basis by TerreStar Networks Holdings (Canada) Inc. ("TerreStar Canada Holdings") and TerreStar Networks (Canada) Inc. ("TerreStar Canada"). The Guarantees are secured by a first priority security interest in the assets of TerreStar Canada Holdings and TerreStar Canada, subject to certain exceptions, pursuant to a Canadian Security Agreement (the "Canadian Security Agreement"), dated as of February 14, 2007, among TerreStar Canada Holdings, TerreStar Canada and U.S. Bank National Association, as collateral agent.

The TerreStar Notes are the senior secured obligations of TerreStar and will rank senior to its future debt that is expressly subordinated in right of payment to the TerreStar Notes. The TerreStar Notes rank equally with all of TerreStar's future liabilities that are not so subordinated, and would be structurally subordinated to all the liabilities of any of TerreStar's future subsidiaries that do not guarantee the TerreStar Notes.

The Guarantees are the senior secured obligations of TerreStar Canada Holdings and TerreStar Canada and rank senior to all of their existing and future debt that is expressly subordinated in right of payment to the Guarantees. The Guarantees rank equally with all of the existing and future liabilities of TerreStar Canada Holdings and TerreStar Canada that are not so subordinated.

On February 5, 2007, TerreStar and Motient each received a document subpoena issued by a federal grand jury in the Northern District of New York. The subpoenas were issued to each company's Custodian of Records and request any documents in the companies' possession relating to New York State Senator Joseph Bruno, Jared Abbruzzese, the former chairman of the board of directors of TerreStar, and certain individuals and companies affiliated with them. At this time, there is no indication that either TerreStar or Motient is a target of the investigation. TerreStar and Motient intend to fully cooperate with the grand jury in connection with the investigation.

In January 2007, the Company entered into a contract with Loral for the integration of the satellite and ATC components of our network, having a contract price of $22.5 million, of which $2.3 million was paid in 2006 under a letter of intent that was superceded by this contract. This contract also replaces, on substantially identical terms, our $38.1 million existing contract with Hughes for the construction of our GBBF earth stations, naming Loral as the prime contractor for such services. Hughes will act as subcontractor under this agreement.

In January 2007 Motient entered into an exchange agreement with BCE Inc. pursuant to which BCE will exchange approximately 5 million shares of TerreStar common stock for approximately 9 million shares of Motient's common stock. The exchange occurred on March 8, 2007. Following the exchange with BCE, Motient's indirect ownership of TerreStar's outstanding common stock increased to approximately 85%.

17. Discontinued Operations

Terrestrial Wireless Business

In September 2006, various subsidiaries of Motient sold, pursuant to an asset purchase agreement (the "Agreement") with Geologic Solutions, Inc. ("GeoLogic") and Logo Acquisition Corporation, a wholly-owned subsidiary of GeoLogic ("Logo"), to Logo most of the assets relating to Motient's terrestrial DataTac network and its iMotient platform (the "Terrestrial Wireless Business"), and Logo assumed most of the post-closing liabilities relating to the Terrestrial Wireless Business. The assets and liabilities being transferred were limited to those that relate to the current operations of Motient's terrestrial wireless network, and do not include any assets or liabilities related to TerreStar or MSV. Under the Agreement, Logo paid Motient the sum of $1 in cash, plus assumed most of the post-closing liabilities associated with the purchased assets, as well as certain of the costs of the employees that Logo transitioned from Motient. In addition, GeoLogic guaranteed Logo's performance of any indemnification obligations to Motient under the Agreement.

Motient's historical financial statements have been recast and the following footnotes have been prepared to reflect this business as a discontinued operation. Prior to its September 2006 sale, this discontinued business was a nationwide provider of two-way, wireless mobile data services and mobile internet services. Owning and operating a wireless radio data network that provides wireless mobile data service to customers across the United States, it generated revenue primarily from the sale of airtime on its network and from the sale of communications devices to its customers. Its customers used its network and its wireless applications for wireless email messaging and wireless data transmission, enabling businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to access corporate databases and the Internet.

In addition to selling wireless data services that use its own network, this discontinued operation was also a reseller of airtime on the Cingular and Sprint wireless networks. These arrangements allowed it to provide integrated wireless data solutions to its customers using a variety of networks. In December 2004, this business launched a new set of products and services designed to provide these integrated wireless data solutions to its customers, called iMotient Solutions (TM). iMotient allowed customers to use these multiple networks via a single connection to the back-office systems, providing a single alternative for application and software development, device management and billing across multiple networks, including but not limited to GPRS, 1XRTT and its own DataTac network. Once connected to iMotient, customers received proprietary applications and services that reduced airtime usage, improved performance and reduced costs.

The following tables depict the financial results and condition of the discontinued operations for the periods ended and as of the dates indicted:

                                                             Year Ended     Year Ended     Year Ended
                                                              December    December 31,    December 31,
(in thousands)                                                31, 2006         2005           2004
                                                              --------         ----           ----
Loss from discontinued operations consists of the following:
Revenues                                                      $ (5,629)      $(13,824)      $(36,880)
Cost of services and operations                                 15,693         20,549         39,586
Cost of equipment sold                                              23            884          4,329
Sales and advertising                                            1,352          1,007          1,879
General and administrative                                       8,296          6,305          3,615
Depreciation and amortization                                    3,792         12,493         15,374
Loss on asset disposals                                            530         15,032          2,669
Loss on asset impairment                                         2,721         42,867            755
Loss on sale of liabilities of discontinued operations           3,970            ---            ---
Restructuring charges                                              ---          5,665          6,264
Other income                                                      (326)        (1,112)        (2,465)
  Total loss from discontinued operations                     $ 30,422       $ 89.866       $ 35,126
                                                              ========       ========       ========

                                                             December              December 31,
                                                             31, 2006                  2005
                                                             --------                  ----
Cash and cash equivalents                                    $   ---                 $ 1,250
Accounts receivable trade, net                                   ---                     857
Inventory                                                        ---                       2
Deferred equipment costs                                         ---                      93
Other current assets                                             ---                     711
Property and equipment, net                                      ---                   5,003
Intangible assets, net                                           ---                   5,850
                                                             =======
Deferred charges and other assets                                ---                      36
                                                             =======                 -------
   Current assets of discontinued operations                 $   ---                 $13,802
                                                             =======                 =======

Property and equipment, net                                  $   ---                 $   ---
Intangible assets, net                                           ---                     ---
Deferred charges and other assets                                ---                     ---
                                                             -------                 -------
   Noncurrent assets of discontinued operations                  ---                 $   ---
                                                                                     =======

Accounts payable and accrued expenses                        $    45                 $ 3,642
Deferred equipment revenue                                       ---                     120
Deferred revenue and other current liabilities                   ---                     856
Other long-term liabilities                                      ---                     343
                                                             =======                 -------
   Current liabilities of discontinued
operations                                                   $    45                 $ 4,961
                                                             -------                 =======

Other long-term liabilities                                  $   ---                 $   ---
                                                             -------                 -------
   Long-term liabilities of discontinued
operations                                                   $   ---                 $   ---
                                                             =======                 =======

Loss on Asset Impairment

We impaired the remaining balance of our 800 MHz frequencies in June 2006 upon the signing of the asset purchase agreement with Geologic Solutions, Inc. ("GeoLogic") and Logo Acquisition Corporation.

In its December 2005, reevaluation of it FCC 800 MHZ licenses as part of its annual intangible asset review, the Company determined that these licenses, related to its discontinued operations, were impaired primarily as a result of
a) the adverse determination by the FCC in 2005 regarding reconfiguration of 800 MHz frequency bands and b) the significantly greater decline in revenues and customer base in the fourth quarter of 2005 than anticipated. The discontinued operations recorded an aggregate $42.9 million impairment charge in December 2005 related to this reevaluation. In addition, in 2004, after a reevaluation of its customer-related intangibles, the discontinued operations recorded an impairment charge of $0.8 million due primarily to the decline in revenues in the related segment.

Loss on Asset Disposals

The Company did not record a loss on the disposal of property and equipment of discontinued operations as depreciation of these assets was accelerated in accordance with SFAS No. 144 in the first quarter of 2006 once it became probable that Motient's terrestrial DataTac network and its iMotient platform (the "Terrestrial Wireless Business") would be discontinued.

In the third and fourth quarters of 2005, the Company determined that due to the material decline in network traffic in the discontinued operations, certain of its network switching equipment was no longer operating at or near capacity and that some of the units could be removed in order to reduce costs. Pursuant to its rationalization efforts related to this determination - and to other 2005 events including other cost cutting measures and the impacts of Hurricane Katrina, the discontinued operations recorded an aggregate $15.0 million loss on the disposal of certain network equipment ($4.3 million) and the expiration of certain unused FCC 800 MHZ frequencies ($10.7 million).

Restructuring Charges

The discontinued operations provided for an aggregate of $11.9 million of restructuring costs during 2004 ($6.2 million) and 2005 ($5.7 million) related to workforce reductions and network rationalization initiatives. Of those charges, $6.4 million were for asset impairments and the remaining $5.5 million represented cash obligations, of which $1.9 million were paid in 2004, $2.4 million were paid in 2005, $0.3 million were paid in 2006 and settlements of $0.9 million were obtained through early terminations of removed base station lease costs.

Allowance for Doubtful Accounts

The Company recorded an allowance for doubtful accounts based on historical trends, customer knowledge, any known disputes, and the aging of accounts receivable balance combined with management's estimate of future potential recoverability, based on our knowledge of customer's financial condition.

Property and Equipment

Property and equipment were recorded at cost and adjusted for impairment and depreciated over the shorter of their estimated useful lives or the term of the lease using the straight-line method. Assets recorded as capital leases were amortized over the shorter of their estimated useful lives or the term of the lease. The estimated useful lives of office furniture and equipment varied from two to ten years, and the terrestrial wireless network equipment was depreciated over seven years. Within its discontinued operations, the Company had also capitalized certain costs to develop and implement its computerized billing system. These costs were being depreciated over three years. Repairs and maintenance that did not significantly increase the utility or useful life of an asset were expensed as incurred, while expenditures for refurbishments and improvements that significantly added to the productive capacity or extended the useful life of an asset were capitalized.

Software Development Costs

In its discontinued operations, the Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". As of December 31, 2006 and 2005, net capitalized internal use software costs were $0.0 million and $0.1 million, respectively, are included in discontinued assets in the accompanying consolidated balance sheets and were amortized on a straight-line basis over three years.

Revenue Recognition

Discontinued operations revenues were recorded in accordance with SAB 104 and EITF 00-21. Service revenues were recognized when services were preformed, evidence of an arrangement existed, the fee was fixed and determinable and collection was probable. Service discounts and incentives were recorded as a reduction in revenue when granted, or ratably over a contract period. Revenue and costs associated with activation of a subscriber on the Company's network were deferred over an estimated customer life of two years. A valuation allowance was established against outstanding accounts receivable of our discontinued operations as described above.

Advertising Costs

Advertising costs from Motient's discontinued operations (inclusive of airtime commissions) were charged to operations as incurred and totaled $0.5 million in 2006, $1.5 million in 2005 and $4.0 million in 2004.

Concentrations of Credit Risk And Major Customers

The majority of the Company's discontinued operations business had been transacted with telecommunications, field services, professional service and transportation companies located throughout the United States. The Company granted credit based on an evaluation of the customer's financial condition, generally without requiring collateral or deposits. Exposure to losses on trade accounts receivable, for both service and for equipment sales, is principally dependent on each customer's financial condition.

At December 31, 2006, there were no discontinued operations accounts receivable.

For the year ended December 31, 2005, one customer, SkyTel, accounted for approximately 21% of Motient's discontinued service revenues. No other single customer accounted for more than 10% of service revenues. At of December 31, 2005, one customer, Geologic Solutions, accounted for more than 20% of discontinued net accounts receivable. No other single customer accounted for more than 10% of net accounts receivable.

For the year ended December 31, 2004, one customer, SkyTel, accounted for approximately 22% of Motient's discontinued service revenue. No other single customer accounted for more than 10% of service revenues. As of December 31, 2004, one customer, RIM, accounted for more than 14% of discontinued net accounts receivable. No other single customer accounted for more than 10% of net accounts receivable.

Discontinued operations revenue attributable to any customer varied with the level of network airtime usage consumed by such customer, and none of the service contracts with such customers required that the customers use any specified quantity of network airtime, nor did such contracts specify any minimum level of revenue.

Assets Held for Sale

On July 29, 2003, Motient Communications, entered into an asset purchase agreement with Nextel, under which Motient Communications (now discontinued) sold to Nextel certain of its SMR licenses issued by the FCC for $3.4 million. The closing of this transaction occurred on November 7, 2003. On December 9, 2003, Motient Communications entered into a second asset purchase agreement, under which Motient Communications sold additional licenses to Nextel for $2.75 million resulting in a $1.5 million loss that was recorded in December 2003.

In February 2004, the Company closed the sale of licenses covering approximately $2.2 million of the purchase price, and in April 2004, the Company closed the sale of approximately one-half of the remaining licenses. The transfer of the remaining licenses was challenged at the FCC by a third-party. The FCC ultimately ruled in the Company's favor and in December 2006 the Company closed the sale of these remaining frequencies for $1.4 million.

UPS Prepayment Agreement

In December 2002, Motient entered into an agreement with UPS pursuant to which UPS prepaid an aggregate of $5 million in respect of network airtime service to be provided by Motient's discontinued operation beginning January 1, 2004. In April 2005, this agreement was amended, and then in September 2005, the agreement was amended again. Motient made a payment of $2.0 million to UPS, and in exchange, all but $0.6 million of the outstanding prepayment of $3.7 million was terminated. The remaining $0.6 million prepayment was required to be used by UPS prior to March 31, 2006. UPS used $0.2 million in 2005 and $0.1 million of this prepayment in the first quarter of 2006, UPS forfeited the unused portion of the prepayment and $0.3 million was recorded as other income of discontinued operations on March 31, 2006.

Operating Leases

The Company leased substantially all of its base station sites through operating leases, which are accounted for as operating leases within discontinued operations. The majority of these leases provided for renewal options for various periods at their fair rental value at the time of renewal. In the normal course of business, the operating leases were generally renewed or replaced by other leases. Additionally, the Company leased certain facilities and equipment under arrangements accounted for as operating leases within discontinued operations. Certain of these arrangements had renewal terms. At December 31, 2006 Motient had no further obligations for facilities or equipment within discontinued operations.

18. Quarterly and Other Financial Data (unaudited)

                            QUARTERLY FINANCIAL DATA
                (dollars in thousands, except for per share data)
                                   (unaudited)

                                                                          2005-Quarters
                                                          3/31/05      6/30/05      9/30/05     12/31/05
                                                          -------      -------      -------     --------
Operating expenses                                      $  12,907    $   4,051    $   8,830    $   9,180
Loss from continuing operations                         $ (12,907)   $  (4,051)   $  (8,830)   $  (9,180)
Loss from discontinued operations                       $  (8,522)   $ (13,781)   $  (4,696)   $ (62,867)
Net loss                                                $ (31,139)   $ (20,289)   $ (13,439)   $ (74,414)
Net loss available to Common Stockholders               $ (31,139)   $ (25,778)   $ (20,119)   $ (81,371)
Basic and Diluted Loss Per Share of common
stock-continuing operations (1)                         $   (0.38)   $   (0.19)   $   (0.25)   $   (0.29)
Basic and Diluted Loss Per Share of common
stock-discontinued operations (1)                       $   (0.14)   $   (0.22)   $   (0.08)   $   (1.01)
Weighted-average common shares outstanding during
the period                                                 59,580       63,762       62,464       62,445
Market price per share (2)
   High                                                 $   33.40    $   28.50    $   26.25    $   23.60
   Low                                                  $   20.50    $   16.45    $   19.65    $   13.75




                                                                         2006-Quarters
                                                           3/31/06      6/30/06      9/30/06      12/31/06
                                                           -------      -------      -------      --------
Operating expenses                                      $   11,156   $   23,344   $    34,458   $    28,549
Loss from continuing operations                         $  (11,156)  $  (23,344)  $   (34,458)  $   (28,549)
Loss from discontinued operations                       $   (5,371)  $  (16,379)  $    (9,600)  $       928
Net income (loss)                                       $  (20,055)  $  (42,075)  $   138,162   $  (170,647)
Net loss available to Common Stockholders               $  (26,839)  $  (48,958)  $   131,182   $  (177,656)
Basic Loss Per Share of common stock-continuing
operations (1)                                          $    (0.34)  $    (0.51)  $      2.21   $     (2.56)
Basic Loss Per Share of common stock-discontinued
operations (1)                                          $    (0.09)  $    (0.26)  $     (0.15)  $      0.01
Basic Earnings (Loss) Per Share of common stock (1)     $    (0.42)  $    (0.77)  $      2.06   $     (2.55)
Basic weighted-average common shares outstanding
during the period                                           63,161       63,174        63,782        69,688
Diluted Earnings (Loss) Per Share of common
stock-continuing operations (1)                         $   (0.34)   $    (0.51)    $    1.87   $     (2.56)
Diluted Loss Per Share of common stock-discontinued
operations (1)                                          $   (0.09)   $    (0.26)    $   (0.12)  $      0.01
Diluted Earnings (Loss) Per Share of common stock (1)   $   (0.42)   $    (0.77)    $    1.75   $     (2.55)
Diluted weighted-average common shares outstanding
during the period                                           63,161       63,174        78,899        69,688
Market price per share (2)
   High                                                 $    23.63   $    19.75   $     16.02   $     11.86
   Low                                                  $    18.56   $    13.40   $     11.90   $      9.80

     (1) Loss per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters is not equal to the full year loss per share amount due to rounding.

     (2) The Company's common stock is currently traded under the symbol MNCP on the Pink Sheets. The quarterly high and low sales price represents the high and low bid prices in the NASDAQ Stock Market for the Company's pre-reorganization common stock for the periods indicated for 2002 and the high and low bid prices for Motient pre- and post-reorganization common stock for the periods indicated. The quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. As of December 31, 2006, there were approximately 92 stockholders of record of the Company's common stock.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

                                                                    Charged
                                                 Balance at         to Costs
                                                 Beginning            and                          Balance at End of
Description                                      of Period          Expenses        Deductions          Period
-----------                                      ---------          --------        ----------          ------
Year Ended December 31, 2004
       Allowance for doubtful accounts              $  759            $(269)          $  (234)            $ 256
Year Ended December 31, 2005
       Allowance for doubtful accounts              $  256            $(140)          $   (61)            $  55
Year Ended December 31, 2006
       Allowance for doubtful accounts              $   55            $ (55)          $   ---             $ ---


                                                                    Charged
                                                 Balance at         to Costs
                                                 Beginning            and                          Balance at End of
Description                                      of Period          Expenses        Deductions          Period
-----------                                      ---------          --------        ----------          ------
Year Ended December 31, 2004
       Allowance for Obsolescence                   $7,750            $(132)          $(7,618)            $  --
Year Ended December 31, 2005
       Allowance for Obsolescence                   $   --            $  --           $    --             $  --
Year Ended December 31, 2006
       Allowance for Obsolescence                   $   --            $  --           $    --             $  --

                          Mobile Satellite Ventures LP

                        Consolidated Financial Statements


                     Years ended December 31, 2005 and 2006




                                    Contents

Report of Independent Auditors..........................................M-1

Audited Financial Statements

Consolidated Balance Sheets.............................................M-2
Consolidated Statements of Operations...................................M-3
Consolidated Statements of Partners' Equity.............................M-4
Consolidated Statements of Cash Flows...................................M-5
Notes to Consolidated Financial Statements..............................M-6

                         Report of Independent Auditors

General Partner and Unit Holders
Mobile Satellite Ventures LP

We have audited the accompanying consolidated balance sheets of Mobile Satellite Ventures LP (a Delaware limited partnership) (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Satellite Ventures LP at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. Also, as discussed in Note 2 in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.


                                        /s/ Ernest & Young LLP


McLean, Virginia
March 15, 2007

                          Mobile Satellite Ventures LP

                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                            December 31
                                                                      2005              2006
                                                                      ----              ----
Assets
Current assets:
  Cash and cash equivalents                                        $  59,925         $ 191,626
  Investments                                                         52,278           247,625
  Restricted cash                                                      1,664                26
  Accounts receivable, net of allowance of $103 and $44                3,370             4,632
  Management fee due from TerreStar                                      769               127
  Inventory                                                              710             3,199
  Prepaid expenses and other current assets                            1,090             2,482
                                                                   ---------         ---------
Total current assets                                                 119,806           449,717

Property and equipment, net                                           10,600           110,263
Intangible assets, net                                                61,958            54,446
Goodwill                                                              16,936            16,932
Restricted cash, long-term                                             4,600             2,350
Debt issuance costs, net                                                   -            12,130
Note and interest receivable due from SkyTerra                             -             2,526
Deferred income taxes                                                      -             1,193
Other assets                                                           2,884             3,337
                                                                   ---------         ---------
Total assets                                                       $ 216,784         $ 652,894
                                                                   =========         =========

Liabilities and partners' equity
Current liabilities:
  Accounts payable and accrued expenses                            $   6,974         $  10,122
  Note payable, Telesat Canada, current portion                          225               247
  Deferred income taxes                                                    -             2,137
  Other current liabilities                                               74               151
  Deferred revenue, current portion                                    4,538             5,350
                                                                   ---------         ---------
Total current liabilities                                             11,811            18,007

Senior secured discount notes                                              -           483,410
Note payable, Telesat Canada, net of current portion                     470               223
Deferred revenue, net of current portion                              23,243            20,970
                                                                   ---------         ---------
Total liabilities                                                     35,524           522,610

Commitments and contingencies

Partners' equity:
  MSV general partner                                                      -                 -
  MSV limited partners                                               186,803           131,644
  Deferred compensation                                               (4,420)                -
  Accumulated other comprehensive loss                                (1,123)           (1,360)
                                                                   ---------         ---------
Total partners' equity                                               181,260           130,284
                                                                   ---------         ---------
Total liabilities and partners' equity                             $ 216,784         $ 652,894
                                                                   =========         =========

See accompanying notes.

                          Mobile Satellite Ventures LP

                      Consolidated Statements of Operations

                                 (In Thousands)

                                                                 Year ended December 31
                                                        2004             2005            2006
                                                        ----             ----            ----
Revenues:
   Services and related revenues                      $ 26,664         $ 27,200        $ 27,155
   Equipment sales                                       2,164            1,936           6,984
   Other revenues                                          769              838             715
                                                      --------         --------        --------
Total revenues                                          29,597           29,974          34,854

Operating expenses:
   Satellite operations and cost of services
    (exclusive of depreciation and amortization
    shown separately)                                   18,206           14,837          14,664
   Cost of equipment sold                                1,622            1,577           5,738
   Next generation expenditures (exclusive of
    depreciation and amortization shown
    separately)                                          8,593           18,516          22,639
   Sales and marketing                                   2,142            2,536           2,655
   General and administrative                            7,350           15,552          16,227
   Depreciation and amortization                        18,439           16,109          11,701
                                                      --------         --------        --------
Total operating expenses                                56,352           69,127          73,624
                                                      --------         --------        --------

Loss before other income (expense)                     (26,755)         (39,153)        (38,770)

Other income (expense):
   Rights and services fee from MSV Canada               3,568                -               -
   Management fee from TerreStar                             -            3,621           1,331
   Interest income                                         442            3,490          20,410
   Interest expense                                     (8,551)            (145)        (43,735)
   Other income, net                                        55               61             552
                                                      --------         --------        --------
Loss before provision for income taxes and
  equity in losses of MSV Canada                       (31,241)         (32,126)        (60,212)
Provision for income taxes                                   -                -          (1,255)
Equity in losses of MSV Canada                            (275)               -               -
                                                      --------         --------        --------
Loss from continuing operations before
  discontinued operations and cumulative effect        (31,516)         (32,126)        (61,467)
  of change in accounting principle
Loss from TerreStar discontinued operations             (1,939)          (9,553)              -
                                                      --------         --------        --------
 Loss before cumulative effect of change in
  accounting principle                                 (33,455)         (41,679)        (61,467)
Cumulative effect of change in accounting
  principle                                                  -              724               -
                                                      --------         --------        --------
Net loss                                              $(33,455)        $(40,955)       $(61,467)
                                                      ========         ========        ========


See accompanying notes.

                                                 Mobile Satellite Ventures LP

                                          Consolidated Statements of Partners' Equity

                                            (In Thousands, Except Number of Units)


                                                 General Partner                Limited Partners
                                           --------------------------------------------------------
                                           Number of                     Number of                       Deferred
                                             Units          Amount        Units          Amount        Compensation
                                           --------------------------------------------------------------------------
Balance, December 31, 2003                           -        $   -     17,216,683    $     (1,041)      $       -
  Issuance of MSV Class A Preferred Units            -            -      2,735,317          17,633               -
  Conversion of Notes                                -            -      9,911,234          84,922               -
  Issuance of MSV Common Units                       -            -      4,923,599         145,000               -
  Issuance of unit options                           -                           -           4,680          (4,680)
  Equity-based compensation                          -            -              -               -             495
  Distribution of warrant in subsidiary              -            -              -             (96)              -
  Net loss                                           -            -              -         (33,455)              -
  Change in market value of derivative
   instruments                                       -            -              -               -               -
  Foreign currency translation adjustment            -            -              -               -               -
                                           --------------------------------------------------------------------------
Balance, December 31, 2004                           -            -     34,786,833         217,643          (4,185)
Total, year ended December 31, 2004

  Issuance of unit options                           -            -              -           8,717          (8,717)
  Equity-based compensation                          -            -              -               -           8,369
  Distribution of TerreStar to unit holders          -            -              -             869             113
  Exercise of unit options                           -            -         86,852             529               -
  Net loss                                           -            -              -         (40,955)              -
  Change in market value of derivative
   instruments                                       -            -              -               -               -
  Foreign currency translation adjustment            -            -              -               -               -
                                           --------------------------------------------------------------------------
Balance, December 31, 2005                           -            -     34,873,685         186,803          (4,420)
Total, year ended December 31, 2005

  Effect of adoption of SFAS No. 123(R)              -            -              -          (4,420)          4,420
  Equity-based compensation                          -            -              -          10,273               -
  Exercise of unit options                           -            -         70,455             455               -
  Net loss                                           -            -              -         (61,467)              -
  Foreign currency translation adjustment            -            -              -               -               -
                                           --------------------------------------------------------------------------
Balance, December 31, 2006                           -        $   -     34,944,140    $    131,644       $       -
                                           ==========================================================================
Total, year ended December 31, 2006

                                                            Accumulated
                                                               Other
                                            Comprehensive   Total Partners'   Comprehensive
                                            Income (Loss)      Equity              Loss
                                           ------------------------------------------------
Balance, December 31, 2003                 $         57    $       (984)
  Issuance of MSV Class A Preferred Units             -          17,633
  Conversion of Notes                                 -          84,922
  Issuance of MSV Common Units                        -         145,000
  Issuance of unit options                            -               -
  Equity-based compensation                           -             495
  Distribution of warrant in subsidiary               -             (96)
  Net loss                                            -         (33,455)      $    (33,455)
  Change in market value of derivative
   instruments                                      (45)            (45)               (45)
  Foreign currency translation adjustment          (506)           (506)              (506)
                                           ------------------------------------------------
Balance, December 31, 2004                         (494)        212,964
Total, year ended December 31, 2004                                           $    (34,006)
                                                                              =============
  Issuance of unit options                            -               -
  Equity-based compensation                           -           8,369
  Distribution of TerreStar to unit holders           -             982
  Exercise of unit options                            -             529
  Net loss                                            -         (40,955)      $    (40,955)
  Change in market value of derivative
   instruments                                      (37)            (37)               (37)
  Foreign currency translation adjustment          (592)           (592)              (592)
                                           ------------------------------------------------
Balance, December 31, 2005                       (1,123)        181,260
Total, year ended December 31, 2005                                           $    (41,584)
                                                                              =============
  Effect of adoption of SFAS No. 123(R)               -               -
  Equity-based compensation                           -          10,273
  Exercise of unit options                            -             455
  Net loss                                            -         (61,467)      $    (61,467)
  Foreign currency translation adjustment           (237)          (237)              (237)
                                           ------------------------------------------------
Balance, December 31, 2006                 $     (1,360)   $    130,284
                                           ===================================
Total, year ended December 31, 2006                                               $(61,704)
                                                                              =============

See accompanying notes.

                                     Mobile Satellite Ventures LP
                                 Consolidated Statements of Cash Flows
                                          (In Thousands)

                                                                                Year ended December 31
                                                                         2004            2005            2006
                                                                         ----            ----            ----
Operating activities
Net loss                                                              $ (33,455)      $ (40,955)      $ (61,467)
Loss from TerreStar discontinued operations                               1,939           9,553               -
                                                                      ---------       ---------       ---------
Loss from continuing operations                                         (31,516)        (31,402)        (61,467)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   TerreStar discontinued operations                                     (7,236)            113               -
   Cumulative effect of change in accounting principle                        -            (724)              -
   Depreciation and amortization                                         18,439          16,109          11,701
   Amortization of debt issuance costs and debt discount                      -               -          43,680
   Equity in losses of MSV Canada                                           275               -               -
   Loss on forfeiture of performance bond                                     -               -           2,250
   Equity-based compensation                                                495           8,369          10,360
   Amortization of discount on investments                                    -               -          (3,609)
   Deferred income taxes                                                      -               -             944
   Changes in operating assets and liabilities:
     Accounts receivable                                                    917              53          (1,243)
     Management fee due from TerreStar                                        -            (769)            642
     Inventory                                                              708             (12)         (2,489)
     Prepaid expenses and other assets                                      333            (478)         (1,857)
     Accounts payable and accrued expenses                                2,765             672           2,851
     Other current liabilities                                             (120)              9              77
     Accrued interest on notes payable to investors                     (12,589)              -               -
     Deferred revenue                                                    (2,677)           (988)         (1,467)
                                                                      ---------       ---------       ---------
Net cash (used in) provided by operating activities                     (30,206)         (9,048)            373

Investing activities
Purchase of property and equipment                                         (344)           (294)        (99,063)
Purchase of intangible assets and other assets                             (500)         (3,000)              -
Restricted cash                                                              (1)         (6,134)          1,638
Issuance of note due from SkyTerra                                            -               -          (2,500)
Investing activities of TerreStar discontinued operations                (3,791)              -               -
Purchase of investments                                                       -         (52,278)       (471,528)
Proceeds from maturity of investments                                         -               -         279,790
                                                                      ---------       ---------       ---------
Net cash used in investing activities                                    (4,636)        (61,706)       (291,663)

Financing activities
Proceeds from issuance of Class A Preferred Units                        17,633               -               -
Proceeds from issuance of Common Units                                  145,000             529             454
Proceeds from issuance of senior secured discount notes,
  net of debt issuance costs of $13,118                                       -               -         423,052
Principal payment on notes payable to investors                          (2,370)              -               -
Principal payment on note payable to Telesat Canada                           -            (206)           (225)
Financing activities of TerreStar discontinued operations                     4               -               -
                                                                       ---------       ---------       ---------
Net cash provided by financing activities                               160,267             323         423,281

Effect of exchange rates on cash and cash equivalents                       (66)          1,232            (290)
                                                                       ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                    125,359         (69,199)        131,701
Cash and cash equivalents, beginning of period                            3,765         129,124          59,925
                                                                      ---------       ---------       ---------
Cash and cash equivalents, end of period                              $ 129,124       $  59,925       $ 191,626
                                                                      =========       =========       =========

Supplemental information
Cash paid for interest                                                $  21,395       $     102       $      54

Non-cash financing information
Conversion and exchange of notes payable to investors                 $  84,922       $       -       $       -
Distribution of TerreStar                                             $       -       $     869       $       -

See accompanying notes.

                          Mobile Satellite Ventures LP

                   Notes to Consolidated Financial Statements

                                December 31, 2006

1. Organization and Business

Mobile Satellite Ventures LP (MSV or the Company) is a limited partnership subject to the laws of the state of Delaware. The Company provides mobile satellite and communications services to individual and corporate customers in the United States and Canada via its own satellite and leased satellite capacity. The Company's operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. Uncertainties also exist regarding the Company's ability to raise additional debt and equity financing and the ultimate profitability of the Company's proposed next generation integrated network. The Company will require substantial additional capital resources to construct its next generation integrated network.

The Company's current operating assumptions and projections, which reflect management's best estimate of future revenue, capital commitments, and operating expenses, indicate that anticipated operating expenditures through 2007 can be met by available working capital; however, the Company's ability to meet its projections is subject to uncertainties, and there can be no assurance that the Company's current projections will be accurate. If the Company's cash requirements are more than projected, the Company may require additional financing. The type, timing, and terms of financing, if required, selected by the Company will be dependent upon the Company's cash needs, the availability of financing sources, and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the year ended December 31, 2004 include the accounts of the Company and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States
(GAAP). The consolidated financial statements as of December 31, 2005 and 2006 and for the years then ended include the accounts of the Company and its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary, prepared in accordance with GAAP. All intercompany accounts are eliminated upon consolidation.

                          Mobile Satellite Ventures LP

2. Significant Accounting Policies (continued)

Basis of Presentation (continued)

On September 25, 2006 SkyTerra Communications, Inc. (SkyTerra) and certain of the Company's limited partners completed transactions to consolidate ownership and control of the Company and its general partner (the MSV Exchange Transactions) (see Note 6). Notwithstanding the legal form of the transactions, the MSV Exchange Transactions have been accounted for as a reverse acquisition with MSV being treated as the accounting acquirer of SkyTerra. The accompanying consolidated financial statements do not reflect the effect of the MSV Exchange Transactions and include only the accounts of the Company, a subsidiary of SkyTerra.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the consolidated financial statements include management's judgments regarding the allowance for doubtful accounts, reserves for inventory, future cash flows expected from long-lived assets, accrued expenses, and the fair value of the Company's Limited Investor units (see Note 7), volatility, and expected term, for purposes of accounting for options. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments with an original maturity of three months or less.

Investments

The Company's investments include securities issued guaranteed by the United States government or agencies thereof, commercial paper, or bank certificates of deposit, with original maturities of not more than 365 days.

                          Mobile Satellite Ventures LP

2. Significant Accounting Policies (continued)

Investments (continued)

All of the Company's investments are held-to-maturity and are reported at amortized cost. The estimated fair value of held-to-maturity investments is as follows (in thousands):

                                                        December 31
                                                  2005               2006
                                                  ----               ----

Amortized cost and net carrying amount         $ 52,278            $247,625
Gross unrealized (loss) gain                        (57)                  2
                                               --------            --------
Estimated fair value                           $ 52,221            $247,627
                                               ========            ========

Restricted Cash

The Company's restricted cash relates to obligations to perform under certain regulatory requirements (see Note 9).

Inventory

Inventories consist of finished goods that are communication devices and are stated at the lower of cost or market, using the average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes, and records a charge to current-period income when such factors indicate that a reduction in net realizable value has occurred.

Property and Equipment

Property and equipment acquired in business combinations are recorded at their estimated fair value on the date of acquisition. Purchases of property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets as follows:

  Satellite system under construction               Not yet in service
  Space and ground segments                         5-10 years
  Office equipment and furniture                    3-5 years
  Leasehold improvements                            Shorter of the useful life
                                                    or lease term

                          Mobile Satellite Ventures LP

2. Significant Accounting Policies (continued)

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment and intangible assets other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. No impairment charges were recorded related to the continuing operations of the Company in the years ended December 31, 2004, 2005, or 2006. The Company's estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced significantly in the future. As a result, the carrying amount of long-lived assets may be reduced in the future.

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires the use of a non-amortization approach to account for purchased goodwill. Under a non-amortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is determined to be more than its estimated fair value. The Company performs its annual impairment test on December 31 or when certain triggering events occur. No impairment charges were recorded in the years ended December 31, 2004, 2005, or 2006.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company maintained cash balances at financial institutions that exceeded federally insured limits as of December 31, 2005 and 2006. The Company maintains its cash and cash equivalents at high-credit-quality institutions, and as a result, management believes that credit risk related to its cash is not significant.

                          Mobile Satellite Ventures LP

The Company generally grants credit to customers on an unsecured basis. The Company performs ongoing evaluations of probability of collection of amounts owed to the Company. The Company records an allowance for doubtful accounts equal to the amount estimated to be potentially uncollectible.

2. Significant Accounting Policies (continued)

Concentrations of Credit Risk (continued)

The Company's significant customers, as measured by percentage of total revenues, were as follows:

                                        Year ended December 31
                             2004               2005                2006
                             ----               ----                ----

Customer A                    14%                12%                  *
Customer B                     *                  *                  11%

The Company's significant customers, as measured by percentage of total accounts receivable, were as follows:

                                                        December 31
                                                  2005              2006
                                                  ----              ----

Customer A                                         *                 12%
Customer C                                         *                 10%

* Customer did not represent more than 10% for the period presented.

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosures regarding the fair value of certain financial instruments. The carrying amount of the Company's accounts receivable, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of these instruments. The fair value of the Company's held to maturity investments is $247.6 million as of December 31, 2006. The fair value of the Senior Secured Discount Notes (see Note 5) was approximately $498.8 million as of December 31, 2006.

Equity-Based Compensation

In December 2001, the Company adopted a unit option incentive plan (Unit Option Incentive Plan), which allows for the granting of options and other unit-based awards to employees and directors upon approval by the Board of Directors, which is described more fully in Note 7.

                          Mobile Satellite Ventures LP

2. Significant Accounting Policies (continued)

Equity Based Compensation (continued)

In periods prior to January 1, 2006, the Company accounted for employee equity-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company accounted for equity-based compensation awarded to non-employees as prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, and its related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment, using the prospective method, as the Company previously used the minimum-value method for disclosure purposes. Under the prospective transition method, the Company continues to record compensation expense for unvested options that were outstanding as of December 31, 2005 under the intrinsic value method of APB Opinion No. 25 and compensation expense for all options and awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R), operating expenses and net loss increased by approximately $3.3 million for the year ended December 31, 2006, as compared to if the Company had continued to apply APB Opinion No. 25.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied in periods prior to the adoption of SFAS No. 123(R) (in thousands):

                                                           Year ended December 31
                                                          2004               2005
                                                          ----               ----
Net loss, as reported                                 $(33,455)           $(40,955)
Add: Equity-based compensation expense, as reported        495               8,482
Deduct: Total equity-based compensation expense
  determined under fair value method                    (1,952)            (10,709)
                                                      --------            --------
Pro forma net loss                                    $(34,912)           $(43,182)
                                                      ========            ========

Revenue Recognition

The Company generates revenue primarily through the sale of wireless airtime service and equipment. The Company recognizes revenue when the services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed and determinable, and collection is probable. The Company receives activation fees related to initial registration for retail customers, which are deferred and recognized ratably over the customer's contractual term, generally

                          Mobile Satellite Ventures LP

2. Significant Accounting Policies (continued)

Revenue Recognition (continued)

one year. The Company generally recognizes revenue of equipment sales upon transfer of title, which occurs at the time of shipment to the customer.

Next Generation Expenditures

The Company classifies costs it incurs related to the financing, development, and deployment of its next generation integrated network as next generation expenditures in the accompanying consolidated statements of operations in order to distinguish these costs from the costs related to its existing satellite-only Mobile Satellite Services (MSS).

Next generation expenditures include the following (in thousands):

                                                 Year ended December 31
                                             2004         2005        2006
                                             ----         ----        ----

Employee-related costs                     $ 3,425      $ 6,918     $10,128
Research and development expenses              769        5,010       1,827
Professional and consulting expenses         2,663        2,573       3,087
Legal and regulatory fees                    1,053        2,794       5,792
Patent costs and fees                          683        1,221       1,805
                                           -------      -------     -------
Total next generation expenditures         $ 8,593      $18,516     $22,639
                                           =======      =======     =======

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in evaluating whether it is more likely than not that deferred tax assets will be realized.

                          Mobile Satellite Ventures LP

2. Significant Accounting Policies (continued)

Foreign Currency and International Operations

The Company has operations in Canada. The functional currency of these operations is the Canadian dollar. The financial statements of these companies are translated to United States dollars using period-end rates for assets and liabilities, and period-average rates for revenues and expenses. The cumulative impact of the translation is included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. In addition, the Company realized foreign exchange transaction gains, which are a component of other income in the accompanying consolidated statements of operations. For the years ended December 31, 2004, 2005, and 2006, foreign exchange transaction gains were approximately $41,000, $23,000, and $30,000, respectively.

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current-period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and subsequently recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in net loss as it occurs.

In the normal course of business, the Company is exposed to the impact of fluctuations in the exchange rate of the Canadian dollar and the Euro. The Company limits this risk by following an established foreign currency financial management policy. This policy provides for the use of forward and option contracts, which limit the effects of exchange rate fluctuations of the Canadian dollar on financial results. The Company does not use derivatives for trading or speculative purposes. As of December 31, 2005, and 2006, the Company hedged portions of its forecasted expenses and equipment purchases, payable in Canadian dollars or Euros, totaling approximately $1.2 million and $3.6 million, respectively, by entering into forward contracts and option contracts. In general, these contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. The derivatives held by the Company as of December 31, 2006 did not satisfy the hedge criteria of SFAS No. 133. The Company's unrealized losses on these contracts were $0 and $32,000 as of December 31, 2005 and 2006, respectively, which are reflected in other income (expense) in the accompanying consolidated statements of operations.

                          Mobile Satellite Ventures LP

2. Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes revenue, expenses, gains, and losses that under GAAP are included in comprehensive income (loss), but excluded from net income (loss). As of December 31, 2005 and 2006, accumulated other comprehensive loss, net of tax, consisted solely of foreign currency translation adjustments.

Investments in MSV Canada and MSV Canada Holdings

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities--an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (2) has a group of equity owners that is unable to make significant decisions about its activities; or (3) has a group of equity owners that does not have the obligation to absorb losses or the right to receive returns generated by its operations.

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

                          Mobile Satellite Ventures LP

2. Significant Accounting Policies (continued)

Investments in MSV Canada and MSV Canada Holdings (continued)

In connection with its purchase of the satellite business of TMI Communications and Company LP (TMI) in 2001, the Company acquired a 20% equity interest in Mobile Satellite Ventures (Canada) Inc. (MSV Canada) and a 33 1/3% equity interest in Mobile Satellite Ventures Holdings (Canada) Inc. (MSV Canada Holdings). As of December 31, 2006, TMI owned 67% of MSV Canada Holdings and 54% of MSV Canada through their ownership in MSV Canada Holdings, and 20% of each of the Company and the general partner on a fully diluted basis.

The Company determined that it is the primary beneficiary of MSV Canada as a result of its direct and indirect ownership interests in MSV Canada, its obligation to fund the operations of MSV Canada, and the rights and services and capacity agreements between the Company and MSV Canada. The Company is obligated, by contract, to fund MSV Canada. This agreement may terminate upon written agreement between the Company and MSV Canada, or upon one party becoming the beneficial owner of all of the shares of MSV Canada.

In accordance with the transition provisions of FIN 46, the assets, liabilities, and noncontrolling interests of newly consolidated VIEs such as MSV Canada were initially recorded at the amounts at which they would have been carried in the consolidated financial statements if FIN 46 had been effective when the Company first met the conditions to be the primary beneficiary of the VIE. The assets, as consolidated by MSV, of MSV Canada consist primarily of its satellite, which had a carrying value of approximately $1.3 million and $0 at December 31, 2005 and 2006, respectively, and is included in property and equipment in the accompanying consolidated balance sheets. The liabilities of MSV Canada consist primarily of its deferred revenue, which had a carrying value of approximately $1.4 million and $0.5 million at December 31, 2005 and 2006, respectively, and is included in deferred revenue in the accompanying consolidated balance sheets.

The difference between the net amount added to the consolidated balance sheet related to MSV Canada and the Company's previously recognized interest in MSV Canada represented a gain of approximately $0.7 million and was recognized as a cumulative effect of change in accounting principle during the year ended December 31, 2005. The adoption of FIN 46 on January 1, 2005 also increased total assets by approximately $3.3 million and total liabilities by approximately $2.6 million. Prior periods were not restated. Had FIN 46 been applied retroactively, the impact on prior periods would not have been material. Neither the assets nor liabilities of MSV Canada have been reported in the financial statements prior to January 1, 2005.

                          Mobile Satellite Ventures LP

2. Significant Accounting Policies (continued)

Recent Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation in order to separately present cost of equipment sold.

3. Intangible Assets and Goodwill

On November 26, 2001, the Company acquired certain assets and liabilities of the satellite businesses of Motient Corporation (Motient) and TMI. These transactions were accounted for using the purchase method of accounting. At the time of the acquisition, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values, which gave rise to the Company's intangible assets and goodwill.

Identifiable intangible assets consisted of the following (in thousands):

                                                      December 31
                                                2005               2006
                                                ----               ----

Customer contracts                           $  18,219          $  18,219
Next generation intellectual property           82,600             82,600
                                             ---------          ---------
                                               100,819            100,819
Accumulated amortization                       (38,861)           (46,373)
                                             ---------          ---------
Intangible assets, net                       $  61,958          $  54,446
                                             =========          =========

                          Mobile Satellite Ventures LP

3. Intangible Assets and Goodwill (continued)

Customer contracts were amortized over a period ranging from 4.5 to 5 years. Next generation intellectual property is amortized over periods ranging from 4.5 to 15, with a weighted-average life of 14.9 years. During the years ended December 31, 2004, 2005, and 2006, amortization expense was approximately $9.5 million, $9.5 million, and $7.5 million, respectively, related to these intangible assets. Next generation intellectual property consists of a combination of licenses and contractual rights to various authorizations, various applications, certain technology, and certain other rights. The changes in the recorded balance of goodwill are the result of the fluctuation in exchange rates between the United States dollar and Canadian dollar.

Future amortization of intangible assets as of December 31, 2006 is as follows (in thousands):


               2007                               $ 5,585
               2008                                 5,585
               2009                                 5,473
               2010                                 5,473
               2011                                 5,473
               Thereafter                          26,857
                                                  -------
                                                  $54,446
                                                  =======

4. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                         December 31
                                                  2005                2006
                                                  ----                -----

Satellite system under construction          $       -             $ 102,932
Space and ground segments                       48,510                48,696
Office equipment and furniture                     958                 1,467
Leasehold improvements                             493                   653
                                             ---------             ---------
                                                49,961               153,748
Accumulated depreciation                       (39,361)              (43,485)
                                             ---------             ---------
Property and equipment, net                  $  10,600             $ 110,263
                                             =========             =========

                          Mobile Satellite Ventures LP

4. Balance Sheet Details (continued)

Property and Equipment (continued)

The Company capitalized $1.8 million related to a ground station to which it does not yet hold legal title. Title will pass to the Company upon completion of all payments for that equipment under the related Note Payable due to Telesat Canada (see Note 5). As of December 31, 2006, the cost, net of accumulated depreciation related to this equipment, was $1.2 million.

During the year ended December 31, 2004, MSV initiated inclined orbit of the MSAT-2 satellite, effectively extending its fuel life. In March 2005, management completed a formal evaluation of the impact of this action and concluded that the satellite's useful life had been extended by approximately five years to December 2010. The depreciable life of this satellite was extended by five years on a prospective basis. This change in estimate decreased the net loss for the year ended December 31, 2005 by approximately $4.1 million. The satellite system under construction includes $4.5 million of capitalized interest as of December 31, 2006.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

                                                            December 31
                                                       2005             2006
                                                       ----             ----

Accounts payable                                      $ 2,342         $ 4,181
Accrued expenses                                        1,738           1,752
Accrued compensation and benefits                       2,502           3,797
Accrued interest                                          392             392
                                                      -------         -------
Total accounts payable and accrued expenses           $ 6,974         $10,122
                                                      =======         =======

5. Debt

Debt consisted of the following (in thousands):

                                                    December 31
                                             2005                2006
                                             ----                ----

Note payable due to Telesat Canada        $    695             $    470
Senior secured discount notes, net               -              483,410
                                          --------             --------
Total debt                                $    695             $483,880
                                          ========             ========

                          Mobile Satellite Ventures LP

5. Debt (continued)

In February 2003, the Company entered into an agreement with Telesat Canada, a satellite communications provider that is a related party (see Note 8) for the construction and procurement of a ground segment. Telesat Canada provided financing for this project totaling approximately $1.0 million at an interest rate of 9.5%.

Future payments on the Telesat Canada note payable as of December 31, 2006, are as follows (in thousands):

2007                                                       $ 279
2008                                                         233
                                                           -----
Total future payments                                        512
Less: interest                                               (42)
                                                           -----
Principal portion                                            470
Less: current portion                                       (247)
                                                           -----
Long-term portion of Note payable due to Telesat Canada    $ 223
                                                           =====

In March 2006, the Company and its wholly owned subsidiary, MSV Finance Co., issued Senior Secured Discount Notes with an aggregate principal amount of $750 million at maturity, generating gross proceeds of $436.2 million. The Company and MSV Finance Co. are jointly and severally liable for all obligations under the Senior Secured Discount Notes. All of the Company's domestic subsidiaries, Mobile Satellite Ventures Corp. (a Canadian subsidiary) and MSV Canada, jointly and severally guarantee the Senior Secured Discount Notes. Interest on the notes will accrete from the issue date at a rate of 14% per annum, until they reach full principal amount at April 1, 2010. Following April 1, 2010, interest will be payable semiannually in arrears in cash at a rate of 14% per annum, with the first such payment being due on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. The Company may redeem some or all of the Senior Secured Discount Notes any time after April 1, 2010 at a redemption price starting at 107% of the accreted value of the Senior Secured Discount Notes and declining to par after April 1, 2012. In addition, at any time before April 1, 2009, the Company may redeem up to 35% of the aggregate principal amount at maturity of the Senior Secured Discount Notes with the net proceeds of certain equity offerings at a redemption price equal to 114% of the accreted value of the Senior Secured Discount Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Senior Secured Discount Notes remain outstanding. At any time before April 1, 2010, the Company may redeem all or a portion of the Senior Secured Discount Notes on one or more occasions at a redemption price equal to 100% of the accreted value plus a premium computed using a discount rate equal to the rate on United States Treasury securities maturing on or about April 1, 2010 plus 50 basis points.

                          Mobile Satellite Ventures LP

5. Debt (continued)

Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require the Company to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. The Senior Secured Discount Notes are secured by substantially all of the Company's assets and rank equally in right of payment with the note payable due to Telesat Canada.

The terms of the Senior Secured Discount Notes require the Company to comply with certain covenants that restrict some of the Company's corporate activities, including the Company's ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. The Company may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. The Company was in compliance with the covenants of the Senior Secured Discount Notes as of December 31, 2006.

In connection with the closing of the Senior Secured Discount Notes in March 2006, approximately $13.1 million in financing costs were incurred. These financing costs were deferred and are being amortized using the effective interest method over the life of the Senior Secured Discount Notes.

6. Partners' Equity

Pursuant to the limited partnership agreement of the Company, the partners' interests in the Company, consisted originally of MSV Common Units and MSV Class A Preferred Units. The Company's general partner, Mobile Satellite Ventures GP Inc., a Delaware corporation, has no economic interest in the Company.

Profits and losses are allocated to the partners in proportion to their economic interests. Losses allocated to any partner for any fiscal year will not exceed the maximum amount of losses that may be allocated to such partner without causing such partner to have an adjusted capital account deficit at the end of such fiscal year. Any losses in excess of this limitation shall be specially allocated solely to the other partners. Thereafter, subsequent profits shall be allocated to reverse any such losses specially allocated pursuant to the

                          Mobile Satellite Ventures LP

6. Partners' Equity (continued)

preceding sentence. Except for certain capital proceeds and upon liquidation, the Company shall make distributions as determined by the Board of Directors to the partners in proportion to their respective percentage interests. Upon dissolution of the Company, a liquidating trustee shall be appointed by the Board of Directors, or under certain circumstances, the required investor majority, as defined, who shall immediately commence to wind up the Company's affairs. The proceeds of liquidation shall be distributed in the following order:

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

In March 2004, the Company received $17.6 million in exchange for 2,735,317 Class A Preferred Units. In November 2004, the Company's limited partnership agreement was amended to eliminate the distinction between Class A Preferred and Common Units; all Class A Preferred Units were converted to Common Units. Also in November 2004, the Company received $145 million in proceeds from its existing investors in exchange for the issuance of 4,923,599 Common Units. Concurrently, $25.9 million of previously issued nonconvertible notes and accrued interest was exchanged for 878,115 Common Units. The principal balance of $22.6 million and accrued interest of $3.3 million were exchanged for 765,843 and 112,272 Common Units, respectively, and approximately $56,000 of accrued interest was paid in cash. Additionally, $58 million of previously issued convertible notes were converted into 8,997,074 Common Units in accordance with their terms. At the date of the transaction, accrued interest on the convertible notes was approximately $19.2 million, of which $18.2 million was paid in cash and $1 million was exchanged for 36,045 Common Units.

MSV Exchange Transactions

On September 25, 2006, certain of the Company's limited partners completed transactions to consolidate ownership and control of the Company and its general partner. At the closing of these transactions, SkyTerra issued 39.6 million shares of its common stock to former limited partners of the Company in exchange for approximately 14.2 million limited partnership interests of the Company and all of the common stock of the Company's general partner then held by these parties, resulting in SkyTerra owning 52% of the limited partnership interests of the Company, on a fully diluted basis, and 78% of the Company's corporate

                          Mobile Satellite Ventures LP

6. Partners' Equity (continued)

MSV Exchange Transactions (continued)

general partner. Notwithstanding the legal form of the transactions, the MSV Exchange Transactions have been accounted for as a reverse acquisition under the purchase method of accounting, with MSV being treated as the accounting acquirer of SkyTerra (see Note 2).

7. Unit Option Plan

As previously noted, in December 2001, the Company adopted the Unit Option Incentive Plan, which allows for the granting of options and unit-based awards to employees and directors upon approval by the Board of Directors. Options to acquire units generally vest over a three-year period and have a 10-year life. As of December 31, 2006, the total options or other unit-based awards available for grant were 6.5 million. Certain options and restricted units provide for accelerated vesting if there is a change in control (as defined in the Unit Option Incentive Plan).

The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes model were determined as described below. For the year ended December 31, 2006, as the Company's securities are not publicly traded, management used the median historical volatility of the public securities of three comparable companies whose value is predominantly derived from similar asset holdings. For the year ended December 31, 2006, the expected term of option awards was determined using the "short-cut approach" prescribed by Staff Accounting Bulletin Topic 14.D.2, as historical data is not sufficient or reliable for purposes of estimating the expected term of new grants. The risk-free rate was based on U.S. Treasury yields for securities with similar terms. The table below summarized the key assumptions used in determining the fair value of MSV unit options:

                                            Year ended December 31
                                2004               2005                2006
                                ----               ----                ----

Expected volatility                -%                 -%                  48%
Expected term (years)              5                  5                   6
Risk free rate                  0.9%-3.1%         2.4%-3.5%           4.2%-5.2%
Expected dividends                 -                  -                   -

                          Mobile Satellite Ventures LP

7. Unit Option Plan (continued)

Additionally, the fair value of units underlying the equity-based awards (Limited Investor Units) is an input to the determination of the fair value of equity-based awards, which requires complex and subjective judgments. The Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses as MSV, and which, in some cases hold MSV Common Units. In order to derive the amount of the comparable companies' security's value attributable to the Common Units, which are held by limited partners of MSV, the Company used a market approach to estimate the value of other equity investments and assets owned and made adjustments to account for the differences in volatility and liquidity between implied value and a Common Unit. The Company determined the estimated value of a Limited Investor Unit by making further adjustments to account for differences in rights attributable to a Common Unit as compared to those of a Limited Investor Unit. There is inherent uncertainty in making these judgments and estimates.

Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company reclassified deferred compensation of $4.4 million to MSV limited partners' equity. The total equity-based compensation expense recorded during the years ended December 31, 2004, 2005, and 2006 was approximately $0.5 million, $8.5 million, and $10.3 million, respectively, for all equity-based awards accounted for under either SFAS No. 123(R) or APB Opinion No. 25, as appropriate.

During 2005, the Compensation Committee of the Board of Directors of the Company's general partner determined that a "Change of Control" of the Company, as defined in the Unit Option Incentive Plan, had occurred. This determination was related to Motient's acquisition, in February 2005, of MSV interests previously held by other MSV limited partners. This Change of Control in turn triggered the acceleration of vesting of all of the Company's then outstanding options that were subject to accelerated vesting. This modification resulted in recognition of approximately $3.8 million of compensation expense associated with these options in the year ended December 31, 2005.

During 2006, the Compensation Committee of the Board of Directors of the Company's general partner determined that a "Change of Control" of the Company, as defined in the Unit Option Incentive Plan, occurred with respect to certain outstanding options, as a result of the MSV Exchange Transactions (see Note 6). This Change of Control triggered the acceleration of vesting of certain of the Company's then outstanding options that were subject to accelerated vesting. This modification resulted in the recognition of approximately $0.6 million of compensation expense associated with these options in the year ended December 31, 2006.

                          Mobile Satellite Ventures LP

7. Unit Option Plan (continued)

In addition, during the year ended December 31, 2006, the Company recognized compensation expense of $2.4 million for grants of options to purchase the common stock of TerreStar made to certain employees of the Company prior to the spin-off of TerreStar (see Note 10). Of this amount, $1.3 million relates to the accelerated vesting of options due to a "Change of Control" of TerreStar that occurred when Motient acquired additional shares of TerreStar common stock in September 2006.

Additionally, during the year ended December 31, 2006, approximately $3.5 million of compensation expense was recorded under SFAS No. 123(R) related to the modification of an executive's employment agreement.

The activity under the Unit Option Incentive Plan is as follows:

                                                                         Weighted-          Aggregate
                                                      Options to          Average        Intrinsic Value
                                                    Acquire Units     Exercise Price      (in thousands)
                                                    -------------     --------------      --------------
Options outstanding at December 31, 2005              4,987,205              $    9.49
Granted                                                 634,000                  51.73
Canceled                                                (57,000)                  9.34
Exercised                                               (70,455)                  6.45          $    2,381
                                                      ---------                                 ==========
Options outstanding at December 31, 2006              5,493,750              $   14.45          $  101,387
                                                      ---------                                 ==========
Options exercisable at December 31, 2006              4,213,373              $    8.91          $   90,131
                                                      =========                                 ==========

The weighted-average grant date fair value of options granted during the years ended December 31, 2004, 2005, and 2006 was $4.61, $11.11, and $18.31,
respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005, and 2006 was $0, $2.8 million, and $2.4 million, respectively.

The following table provides information about options under the Unit Option Incentive Plan that are outstanding and exercisable as of December 31, 2006:

                         Unit Options Outstanding                         Unit Options Exercisable
                         ------------------------                         ------------------------
                                Weighted-     Weighted-                   Weighted-        Weighted-
                                 Average       Average                     Average          Average
Exercise       Number of        Exercise      Remaining    Number of      Exercise         Remaining
 Prices          Units           Price          Life         Units         Price             Life
 ------          -----           -----          ----         -----         -----             ----
$   6.45       4,242,250       $    6.45        6.32       3,775,539      $    6.45          6.60
$  29.45         687,500       $   29.45        8.53         427,500      $   29.45          8.62
$  56.33         564,000       $   56.33        9.22          10,334      $   56.33          9.17
               ---------                                   ---------
               5,493,750       $   14.45        6.88       4,213,373      $    8.91          6.56
               ========                                    =========

                          Mobile Satellite Ventures LP

7. Unit Option Plan (continued)

As of December 31, 2006, the total compensation cost related to nonvested unit options not yet recognized was approximately $6.9 million, which is expected to be recognized over the weighted-average period of approximately 2.1 years.

During the year ended December 31, 2006, the Company granted an award of 50,000 restricted Limited Investor Units to an executive. The Company recorded equity-based compensation expense of approximately $0.3 million during the year ended December 31, 2006 for this grant. This restricted unit award is accounted for under the provisions of SFAS 123(R) and is recognized as a liability and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. This restricted unit award will vest over five years: 20,000 units will vest after the second anniversary of the grant date and 10,000 units will vest annually thereafter, subject to certain acceleration provisions. As the restricted unit award vests, the Company is obligated to issue restricted units (or successor equity) if such restricted units or successor equity are then publicly traded. If the restricted units or successor equity are not publicly traded, payment equal to fair value shall be in cash, unless agreed otherwise.

The weighted-average fair value of restricted unit grants made during year-ended December 31, 2006 was $30.24 per unit. As of December 31, 2006, the total estimated equity-based compensation expense related to nonvested restricted units not yet recognized is approximately $1.2 million, which is expected to be recognized over a period of four years. This amount may increase or decrease based on the fair value of the Company's partnership units, as the award is "marked to market" at the end of each reporting period.

On February 9, 2007, the Compensation Committee of the Board of Directors of the Company's general partner modified the exercise prices of outstanding unit options as of February 9, 2007 with exercise prices of $56.33 to $35.00. No other terms, including vesting, were modified, which will result in additional compensation expense.

8. Related Party Transactions

BCE and Affiliates

As of December 31, 2006, BCE, Inc. (BCE) owned 7.6 million limited partner units and 759 shares of common stock of the Company's general partner, through its wholly owned subsidiary TMI. As such, certain transactions with BCE and its subsidiaries are related party transactions.

                          Mobile Satellite Ventures LP

8. Related Party Transactions (continued)

MSV Canada

MSV Canada, a variable interest entity for which the Company is the primary beneficiary, is majority owned by TMI (see Note 2). The Company has a rights and services agreement with MSV Canada, under which the Company provides various technical support and other services to MSV Canada, such as allowing access to its intellectual property; providing voice and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity; and providing accounting, customer service, and billing services. The Company also leases satellite capacity from MSV Canada pursuant to a lease agreement. The term of the lease extends for 25 years and may be terminated by the Company with one year's notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by the Company and market rates. During the years ended December 31, 2004, 2005, and 2006, the capacity fee paid by the Company to MSV Canada was approximately $5.8 million, $6.3 million, and $4.6 million, respectively. The rights and services fee received by the Company from MSV Canada during the years ended December 31, 2004, 2005, and 2006 was $3.6 million, $4.5 million, and $4.9 million, respectively. These amounts are eliminated upon consolidation for the years ended December 31, 2005 and 2006.

Telesat Canada

Telesat Canada is a wholly owned subsidiary of BCE. The Company entered into a preferred provider agreement with Telesat Canada in January 2001, which was amended in October 2006. The Company and MSV Canada agreed to grant preferred provider status to Telesat Canada for any telemetry, tracking, and control services and for any satellite procurement services that may be required by the Company or MSV Canada. This agreement will terminate on the later of its fifth anniversary or the date when Telesat and its affiliates collectively no longer hold the majority of the outstanding common shares of MSV Canada Holdings. During the years ended December 31, 2004, 2005, and 2006, the Company incurred expenses totaling approximately $2.4 million, $1.9 million, and $0.7 million, respectively, under the preferred provider agreement.

The Company also has an agreement with Telesat to obtain telemetry, tracking, and control services for its MSAT-2 satellite. The original term of the agreement ended on April 30, 2006, with automatic extension for three successive additional renewal periods of one year each, which the Company renewed in 2006. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee. During the years ended December 31, 2004, 2005, and 2006, the Company incurred expenses totaling approximately $1.1 million, $1.1 million, and $0.9 million, respectively, under this agreement.

                          Mobile Satellite Ventures LP

8. Related Party Transactions (continued)

Telesat Canada (continued)

During the years ended December 31, 2004, 2005, and 2006, the Company incurred approximately $0.1 million, $0.1 million, and $0.2 million, respectively, for consulting services provided by Telesat Canada and $0.1 million during each period for administrative support services provided by Telesat Canada. The Company leases office space from Telesat Canada. During the years ended December 31, 2004, 2005, and 2006, the Company incurred approximately $0.4 million, $0.5 million, and $0.5 million, respectively, of rent expense under the lease agreement. The Company also has a note payable due to Telesat Canada for the construction of the ground segment (see Note 5). As of December 31, 2006, the Company had approximately $0.2 million due to Telesat under its various agreements, in addition to the note payable.

Infosat Communications Inc.

The Company has agreed to provide Infosat Communications Inc., (Infosat), a subsidiary of Telesat and an affiliate of BCE, with satellite services in Canada, a portion of which have been prepaid. As of December 31, 2005 and 2006, the balance of this prepayment was approximately $21.4 million and $21.2 million, respectively. In the years ended December 31, 2004, 2005, and 2006, the Company provided approximately $2.5 million, $2.3 million, and $1.7 million, respectively, of services to Infosat pursuant to this agreement, of which $2.1 million, $2.0 million, and $1.5 million, respectively, was to be paid in cash, and $0.4 million, $0.3 million, and $0.2 million, respectively, was applied against the prepayment. The Company had a receivable of $0.3 million and $0.2 million from Infosat as of December 31, 2005 and 2006, respectively.

SkyTerra and Apollo Investment Fund IV L.P. and Affiliates

Apollo Advisors L.P. and its affiliates (Apollo) are a significant stockholder of SkyTerra. Two of the Directors of SkyTerra are partners of Apollo and four of the Directors of the Company's general partner are partners or are otherwise associated with Apollo. As such, certain transactions with other entities controlled by or affiliated with Apollo are related party transactions. The Company loaned SkyTerra $2.5 million in October 2006. The related note bears interest at 5% compounded annually, and is due in October 2016.

Hughes Network Systems LLC

Hughes Network Systems LLC (HNS) is a former subsidiary of SkyTerra and is indirectly controlled by Apollo. During the years ended December 31, 2004, 2005, and 2006, the Company incurred approximately $2.5 million, $1.3 million, and $8.4 million, respectively, for costs for services and equipment provided by HNS.

                          Mobile Satellite Ventures LP

8. Related Party Transactions (continued)

Hughes Network Systems LLC (continued)

In October 2006, the Company entered into a preferred provider agreement with HNS. Under this agreement, for a period of five years the Company will grant preferred provider status to HNS for the provision of certain engineering and other services and the manufacture of certain equipment, in each case expected to be used by the Company in developing and deploying its next generation integrated network. In November 2006, the Company entered into an agreement with HNS to purchase four satellite base transceiver subsystems (the SBTS) for a fixed price of $43 million (see Note 9). As of December 31, 2005 and 2006, the Company had amounts due to HNS for $0.5 million and $2.1 million, respectively.

Electronic System Products

During the years ended December 31, 2004, 2005, and 2006, the Company purchased certain services from Electronic System Products, Inc. of approximately $0.2 million, $11,000, and $0, respectively. Electronic System Products, Inc. was controlled by SkyTerra until February 2006.

LCC International

During the years ended December 31, 2004, 2005, and 2006, the Company incurred approximately $0.2 million, $0.2 million, and $0.0 million, respectively, of consulting fees for services provided by LCC International, Inc., which is controlled by a former limited partner and former member of the Company's general partner's Board of Directors.

Certain intellectual property was acquired by assignment from entities controlled by this former limited partner of the Company and former member of the Company's general partner's Board of Directors. In certain circumstances where the Company generates royalties from licensing its ancillary terrestrial component (ATC) intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such person and/or related entities.

TerreStar Networks, Inc.

Motient, which owned 17% of the limited partnership interests of the Company as of December 31, 2006, owns a controlling interest in TerreStar. The Company has also granted options to purchase the common stock of TerreStar to certain employees of the Company prior to the spin-off of TerreStar, the majority of which remain vested and exercisable as of December 31, 2006. (see Note 7). See
Note 10 for a description of transactions with TerreStar.

                          Mobile Satellite Ventures LP

9. Commitments and Contingencies

Leases

As of December 31, 2006, the Company has noncancelable operating leases, expiring through August 2008. Rental expense, net of sublease income, for the years ended December 31, 2004, 2005, and 2006, was approximately $1.2 million, $1.3 million, and $2.1 million, respectively.

Office facility leases may provide for periodic escalations of rent, rent abatements during specified periods of the lease, and payment of pro rata portions of building operating expenses, as defined. The Company records rent expense for operating leases using the straight-line method over the term of the lease agreement.

Boeing Contract

The Company has entered into a fixed price contract with Boeing Satellite Systems Inc. (Boeing) for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training.

Under the terms of the contract, the Company will purchase up to three satellites with an option for one additional satellite that must be exercised no later than July 1, 2008. Each satellite is contracted to have a mission life of 15 years with a portion of the contract value payable if certain performance incentives are met, over the expected 15-year operating life. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch.

In September 2006, the Company amended its satellite construction contract with Boeing. The amendment incorporated changes in the construction, delivery, and operational schedule for the three satellite-based networks such that Boeing is constructing two satellites on an accelerated schedule and allowing the Company to defer the construction start and associated payments related to the third satellite. As a result of this amendment, the Company surrendered its authorization for the South American satellite (MSV-SA) to the Federal Communications Commission (FCC). To pursue construction and delivery of MSV-SA on an amended schedule, the Company will be required to obtain a new FCC authorization for such satellite. In connection with the surrender of the license, the Company anticipates it will forfeit the $2.25 million remaining balance on the performance bond associated with the authorization. This resulted in a write-off of $2.25 million of the related restricted cash balance in June 2006, which is included in next generation expenditures in the accompanying consolidated statements of operations for the year ended December 31, 2006.

                          Mobile Satellite Ventures LP

9. Commitments and Contingencies (continued)

Boeing Contract (continued)

If the Company elects to terminate the Boeing contract in whole or in part, the Company will be subject to termination liability charges which would range from approximately $114 million to $154 million, declining in late 2007, which would be expensed when incurred. If the Company elects not to start full construction on MSV-SA prior to November 2007, it will be considered an in-part termination. In accordance with the amended contract, future maximum contractual payments due under this contract, disclosed below, include all potential performance incentives and related interest payments on the incentives, not including options or full construction for MSV-SA.

HNS Contract

The Company entered into an agreement with HNS to purchase four SBTSs for a fixed price of $43 million. The SBTS will integrate the satellite component into the next generation integrated network.

Other Agreements

In September 2005, the Company entered into an agreement with a third-party that will provide the Company with rights to the use of certain intangible assets in future periods. The Company has prepaid approximately $3 million related to this agreement, $2.7 million of which is included in other assets, and $0.2 million included in prepaid expenses and other current assets as of December 31, 2005 and 2006, in the accompanying consolidated balance sheets. The Company has also agreed to provide additional annual payments of approximately $0.2 million for the remainder of the contract. The Company is amortizing the costs of the contract ratably over the 20-year term of the agreement.

Future minimum payments related to the Company's commitments described in additional detail above, are as follows for the years ended December 31 (in thousands):

                        Leases           Boeing            HNS         Other            Total
                       ------------------------------------------------------------------------
2007                   $  2,162         $267,270       $  8,599        $    158       $278,189
2008                      2,210          190,690         19,348             158        212,406
2009                      1,707           73,140         10,749             158         85,754
2010                      1,759           10,403              -             158         12,320
2011                        149            7,243              -             158          7,550
Thereafter                    -          170,502              -           2,052        172,554
                      ------------------------------------------------------------------------
                       $  7,987         $719,248       $ 38,696        $  2,842       $768,773
                      ========================================================================

                          Mobile Satellite Ventures LP

9. Commitments and Contingencies (continued)

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

Regulatory Matters

During 2001, Motient applied to the FCC to transfer licenses and authorizations related to its L-Band MSS system to the Company. This transfer was approved in November 2001. In connection with this application, Motient sought FCC authority to launch and operate a next generation integrated network that will include the deployment of satellites and terrestrial base stations operating in the same frequencies. In February 2003, the FCC adopted general rules based on the Company's proposal to develop a next generation integrated network, subject to the requirement that the Company file an additional application for a specific ATC consistent with the broader guidelines issued in the February 2003 order.

The Company believes that the ruling allows for significant commercial opportunity related to the next generation integrated network. Both proponents and opponents of ATC, including the Company, asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling advocated changes that could adversely impact the Company's business plans. The Company also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next generation integrated network. The FCC issued an order on reconsideration of the February 2003 order in February 2005. The FCC granted some of the corrections and relaxations of technical standards the Company has advocated and has rejected the requests for changes advocated by opponents of the FCC's February 2003 order. One party has filed a petition for reconsideration of the February 2005 order asking the FCC to adopt certain restrictions on the technical standards for ATC.

                          Mobile Satellite Ventures LP

9. Commitments and Contingencies (continued)

Regulatory Matters (continued)

In November 2003, the Company applied for authority to operate ATC in conjunction with the current and next generation satellites of the Company and MSV Canada. The FCC's International Bureau granted this authorization, in part, in November 2004 and deferred certain issues to the FCC's rule-making proceeding, which was resolved in February 2005. One opponent of the Company's application has asked the FCC to review the Company's ATC authorization. This challenge is pending. The Company has also filed an application to modify its ATC authorization. Only one party has filed comments in opposition to this application. This application is pending. The Company also received authorization to construct, launch, and operate two satellites from the FCC. In addition to a petition for clarification filed by the Company, one party has filed a petition for reconsideration of the Company's FCC satellite authorization for its North American satellite. This challenge is pending. MSV Canada has also received authorization from Industry Canada to construct, launch, and operate a satellite. Pursuant to the existing satellite licenses, the Company and MSV Canada must meet certain milestone dates for two North American satellites. In January 2006, the Company entered into a contract with Boeing to construct three satellites, one of which was designated to fulfill a South American authorization held by MSV, and the other two as required by the FCC and Industry Canada milestone requirements for the North American satellite authorizations. The FCC has ruled that the Company is compliant with this milestone requirement. One party has challenged this finding. This challenge is pending. Industry Canada has ruled that MSV Canada has met its first milestone with regard to design specifications. On January 10, 2005, and on May 23, 2005, the FCC's International Bureau authorized the Company to launch and operate new L-Band MSS systems that will occupy orbital locations that are in addition to the Company's existing orbital slots, and satellites. The International Bureau requires all grants for new satellite licenses to be supported by a performance bond, including milestone events as part of the bond conditions. In accordance with this requirement, the Company secured a five-year, $3 million bond for each satellite license. The bonds were fully collateralized by a $3 million letter of credit for each bond, secured by $6 million cash on deposit. During 2006, the Company achieved milestones that resulted in reduction of $1.5 million for both bonds and triggering equal reductions in the letters of credit and cash deposit collateralizing the bonds.

In June 2006, the Company surrendered its South American satellite authorization. In connection with the surrender of the license, the Company anticipates it will forfeit the $2.25 million remaining balance on the performance bond associated with that authorization. This resulted in a write-off of $2.25 million of the related restricted cash balance in June 2006, which is included in next generation expenditures in the accompanying condensed consolidated statements of operations for the year ended December 31, 2006.

                          Mobile Satellite Ventures LP

9. Commitments and Contingencies (continued)

Regulatory Matters (continued)

There can be no assurance that, following the conclusion of the rule-making and the other legal challenges, the Company will have authority to operate a commercially viable next generation integrated network.

10. TerreStar Discontinued Operations

In February 2002, the Company established TerreStar, then a wholly owned subsidiary, to develop business opportunities related to the proposed receipt of certain licenses in the S-band. The operating losses and cash used by TerreStar related to its activities to acquire rights to assets associated with its S-band license. In addition, TerreStar incurred costs related to its contract to construct a satellite system.

Distribution of TerreStar Stock

On December 20, 2004, the Company issued rights (the Rights) to receive all of the 23,265,428 shares of TerreStar common stock, which were owned by the Company, to its limited partners, pro rata in accordance with each limited partner's percentage ownership. In addition, in connection with this transaction, TerreStar issued warrants to purchase an aggregate of 666,972 shares of TerreStar common stock to one of the Company's limited partners, which had an exercise price of $0.21491 per share, which were valued using the Black-Scholes pricing model.

On May 11, 2005, the limited partners exercised the Rights to acquire shares of common stock of TerreStar. As a result of this transaction, the Company divested its ownership interest in TerreStar, thereby affecting a spin-off, which was recorded as a distribution to the limited partners at book value. TerreStar is no longer a subsidiary of the Company.

Subsequent to the spin-off, as the Company no longer has an ownership interest in TerreStar and is not the primary economic beneficiary of TerreStar, the accompanying consolidated financial statements do not include the assets or liabilities of TerreStar, which were approximately $9.7 million and $10.4 million, respectively, as of May 11, 2005. The assets of TerreStar consisted primarily of intangible assets related to its S-band spectrum and satellite construction in progress. The liabilities of TerreStar consisted primarily of its obligations under the satellite construction contract. The accompanying consolidated financial statements include the results of TerreStar since its inception through May 11, 2005, which are presented as discontinued operations in the accompanying consolidated statements.

                          Mobile Satellite Ventures LP

10. TerreStar Discontinued Operations (continued)

Distribution of TerreStar Stock (continued)

In May 2005, the Company and TerreStar entered into a management services agreement whereby the Company agreed to provide certain services, to include technical and program management efforts associated with ATC network development as well as administrative support required to accomplish these tasks, which are disclosed in the accompanying consolidated statements of operations. TerreStar continues to be a related party, as Motient has a significant ownership interest in both the Company and TerreStar. In May 2006, the Company discontinued providing general management services to TerreStar, but continued to recognize income for shared intellectual property development provided to TerreStar.

11. Income Taxes

As a limited partnership, the Company is not subject to tax directly. The Company's Canadian subsidiary and MSV Canada are taxed as corporations in Canada and as such, are subject to Canadian entity-level income tax. The provision for income taxes for the year ended December 31, 2006 relates to MSV Canada. The Company's Canadian subsidiaries also pay a Canadian provincial capital tax that is included in general and administrative expenses in the accompanying consolidated statements of operations.

The components of loss before income taxes and equity in losses of MSV Canada, by country, are as follows (in thousands):

                                                                  Year ended December 31
                                                           2004           2005             2006
                                                           ----           ----             ----
United States                                            $(28,014)      $(28,966)       $(57,635)
Canada                                                     (3,227)        (3,160)         (2,577)
                                                         --------       --------        --------
Total loss before the provision for income taxes
  and equity in losses of MSV Canada                     $(31,241)      $(32,126)       $(60,212)
                                                         ========       ========        ========

The components of the provision for income taxes consisted of the following (in thousands):

                                              Year ended December 31
                                   2004              2005               2006
                                   ----              ----               ----

Current provision                  $  -              $  -              $  311
Deferred provision                    -                 -                 944
                                   ----              ----              ------
Total income tax provision         $  -              $  -              $1,255
                                   ====              ====              ======

                          Mobile Satellite Ventures LP

11. Income Taxes (continued)

Deferred tax assets (liabilities) related to the Canadian entities result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes, as well as net operating loss (NOL) carryforwards from operations as follows (in thousands):

                                              Year ended December 31
                                              2005              2006
                                              ----              ----

Deferred tax assets:
   Net operating loss carryforwards         $ 5,451             $ 5,212
   Depreciation and amortization              3,152               3,236
                                            -------             -------
                                              8,603               8,448
Less--valuation allowance                    (6,362)             (7,255)
                                            -------             -------
                                              2,241               1,193
                                            -------             -------
Deferred tax liabilities:
   Deferred revenue                          (2,241)             (2,137)
                                            -------             -------
                                             (2,241)             (2,137)
                                            -------             -------
Net deferred tax liabilities                $     -             $  (944)
                                            =======             =======

As of December 31, 2006, the Company had unused Canadian NOL carryforwards of approximately $14.4 million, expiring in 2008.

Provision for income taxes differed from the expected income tax benefit computed at the U.S. statutory federal income tax rate, primarily due to the effect of income taxed as a partnership.

12. Retirement Plan

The Company has a tax-deferred savings plan (the Plan) that qualifies under
Section 401(k) of the Internal Revenue Code (IRC). United States employees are eligible to participate in the Plan upon employment and attainment of age 21. Such employees may contribute a percentage of their income, subject to limitation of the IRC. The Plan contains provisions that allow the Company to make discretionary contributions and matching contributions. The Company made contributions of approximately $0.2 million, $0.2 million, and $0.3 million in the years ended December 31, 2004, 2005, and 2006, respectively. Employees vest immediately in the Company's contributions.

                          Mobile Satellite Ventures LP

13. Unaudited Interim Financial Information

The Company's results were as follows:

                                                                             2005
                                              --------------------------------------------------------------------
                                                    Q1                Q2                Q3               Q4
                                              ---------------   --------------    -------------    ---------------
Revenues                                      $     7,190       $     7,460       $     7,905      $     7,419
Loss before cumulative effect of change in
  accounting principle                            (20,705)(1)        (6,723)           (6,710)          (7,541)
Net loss                                          (19,981)(1)        (6,723)           (6,710)          (7,541)

(1)  Includes $8.1 million related to discontinued operations for TerreStar (see
     Note 1).


                                                                             2006
                                              --------------------------------------------------------------------
                                                    Q1                Q2                Q3               Q4
                                              ---------------   --------------    -------------    ---------------
Revenues                                      $     8,142       $     9,355       $     9,248      $     8,109
Net loss                                          (10,701)(3)       (18,085)(2)(3)    (16,660)(3)      (16,021)(3)

(2) Includes $2.3 million related to the write-off of the FCC performance bond (see Note 9).
(3) Includes $0.5 million, $1.0 million, $1.0 million, and $0.8 million of compensation expense recognized as a result of adopting SFAS No. 123(R) in the quarters ended March 31, 2006; June 30, 2006; September 30, 2006; and December 31, 2006; respectively.