Form 10-K/A
period 2006-12-31
MOTIENT CORP
filed 2007-04-27
CIK 913665

--------------------------------------------------------------------------------

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

           For the transition period from ____________ to ____________
                        Commission file number:000-23044

                               MOTIENT CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                 93-0976127
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

12010 Sunset Hills Road, Suite 600, Reston, VA                 20190
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

As of April 26, 2007, the Registrant had 84,478,855 outstanding shares of Common Stock.

                                EXPLANATORY NOTE


Motient Corporation (the "Company") is filing this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2006 to include the information required to be contained in Part III, Items 10, 11, 12, 13 and 14, of Form 10-K. Motient had previously reported that such information would be incorporated by reference to its definitive proxy statement to be filed pursuant to Regulation 14A. However, Motient's definitive proxy statement will not be filed prior to April 30, 2007, and, according to General Instruction G(3) to Form 10-K, it hereby amends its previously filed Annual Report on Form 10-K (filed on March 16, 2007) to include the required information. This Amendment No. 1 to Annual Report on Form 10-K includes only Items 10, 11, 12, 13 and 14 of Form 10-K, and Motient is not amending or supplementing any other information in such previously filed Annual Report on Form 10-K.

                                    PART III


Item 10. Directors and Executive Officers and Corporation Governance of Motient.
-------------------------------------------------------------------------------

Directors of Motient

The following table sets forth, for each director, his name, title, age and the year in which he first became a director of the Company. The directors have furnished the information set forth below and elsewhere in this Annual Report concerning them and their security holdings to Motient.

Name                     Title                        Age         Began Service

Jacques Leduc            Director                     44          2006
David Meltzer            Director                     46          2006
William Freeman          Director and Chairman        54          2007
                         of the Board
Robert Brumley           Director                     58          2006
David Andonian           Director                     50          2006

Jacques Leduc. Mr. Leduc has served on our Board of Directors since April 2006. He is a co-founder and managing partner of Trio Capital Inc., a private equity and venture capital firm that he started in January 2006, which invests primarily in telecommunications and new media. He served as Chief Financial Officer of Microcell Telecommunications Inc., a nationwide wireless operator in Canada from February 2001 through November 2004, and as Vice President Finance and Director Corporate Planning from January 1995 to February 2001. Mr. Leduc holds a Masters degree in Business Administration from Ecole des Hautes Etudes Commercials de Montreal and a Bachelors degree in Business Administration from the Universite du Quebec a Montreal. Mr. Leduc has also served as a member of the Board of Directors of Rural Cellular Corporation, Inc., a wireless communications service provider, since May 2005.

David Meltzer. Mr. Meltzer has served on our Board of Directors since February 2006. Mr. Meltzer has served as Senior Vice President for International Services for the American Red Cross since July 2005, with overall responsibility for international disaster response activities, international development programs and various international policy matters. From January 2002 to February 2005, Mr. Meltzer served as the General Counsel and Executive Vice President for Regulatory Affairs for Intelsat Global Service Corporation, a wholly-owned subsidiary of Intelsat, Ltd. From July 2001 to September 2001, he served as Vice President and General Counsel of Intelsat Global Services Corporation. From December 1999 to September 2001 he served as Vice President and General Counsel for Intelsat, Ltd. From 1989 to December 1999, Mr. Meltzer served in various other positions with Intelsat, including as Senior Director in the Corporate Restructuring Division. Mr. Meltzer holds a B.A. in International Relations from the University of Pennsylvania and a J.D. from George Washington University National Law Center.

Robert H. Brumley. Mr. Brumley has served as our President and Chief Executive Officer since September 2006 and a member of our Board of Directors since July 2006. Mr. Brumley has also served as President and Chief Executive Officer of TerreStar Networks Inc. since July 2005. He has also served as the President and Chief Executive Officer of TerreStar Global since February 2006. Mr. Brumley also serves on the board of directors of iBasis, Inc. Since December 2002, Mr. Brumley served as Chairman and a Managing Member of Pegasus Global, of which he was a founder. From February 2000 until July 2002, Mr. Brumley was the Executive Vice President for Strategy and Corporate Development for Cambrian Communications, LLC which filed for bankruptcy in September 2002. Mr. Brumley retired from the U.S. Marine Corps as a Lieutenant Colonel in 1990. Mr. Brumley holds a B.A. in Political Science and History from East Tennessee State University and a J.D. from University of Tennessee, George C. Taylor College of Law.

William M. Freeman. Mr. Freeman has served on the Board of Directors since February 2007, Chairman of the Board since March 2007 and on the TerreStar board of directors since May 2005. From May 2004 to February 2005, Mr. Freeman was the Chief Executive Officer of Leap Wireless International, Inc. From January 1994 to January 2004, Mr. Freeman was a senior executive, most recently President--Public Communications Group, at Verizon. Mr. Freeman also serves on the board of directors of the CIT Group, Inc. Mr. Freeman holds a B.A. in Economics from Drew University and an MBA in

Finance and Management from Rutgers University. In addition, Mr. Freeman also participated in advanced management programs at Harvard, the Brookings Institute and Rutgers.

David Andonian. Mr. Andonian has served on our Board of Directors since May 2006. He is currently a Managing Director of Dace Ventures, where has worked since August 2006. From May 2003, to December 2004, Mr. Andonian served as Executive Chairman of the board of directors, and from January 2004 to January 2006, Mr. Andonian served as the Chief Executive Officer of Affinnova, Inc. From December 2002 to April 2003, Mr. Andonian served as an Executive in Residence at Flagship Ventures. From July 2001 to September 2002, Mr. Andonian served as President and Chief Operating Officer at CMGI, a leading NASDAQ 100 internet marketing and infrastructure provider. At CMGI, he managed domestic and international operations and was instrumental in leading the company's growth initiatives through its business development, mergers and acquisitions, corporate strategy and marketing functions. Prior to joining CMGI, Mr. Andonian held several executive level positions from January, 1996 to November, 1997 with PictureTel Corporation including General Manager of its Personal Systems Division and Vice President of Worldwide Marketing. He began his career in sales at IBM where he spent over fifteen years in various sales, marketing and general management positions including VP of Worldwide Marketing and Brand Management for IBM's PC Company. Mr. Andonian holds a B.A in Business Management from the Isenberg School of Management at the University of Massachusetts.

Communications with Directors

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with the Board of Directors or with individual directors should direct written correspondence to our General Counsel at our principal executive offices located at 12010 Sunset Hills Road, Suite 600, Reston, Virginia 20190. Any such communication must contain (i) a representation that the stockholder is a holder of record of stock of the Company, (ii) the name and address, as they appear on the Company's books, of the stockholder sending such communication, and (iii) the class and number of shares of Motient that are beneficially owned by such stockholder. The General Counsel will forward such communications to the Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the General Counsel has the authority to discard the communication or to take appropriate legal action regarding such communication.

Executive Officers


Robert H. Brumley.  See Mr. Brumley's biography above.

Neil L. Hazard. Mr. Hazard has served as our Executive Vice President, Chief Financial Officer, Treasurer and principal financial officer since September 2006. Mr. Hazard also has served as Chief Financial Officer of TerreStar Global since October 2006 and has served as Chief Financial Officer and Treasurer of TerreStar Networks Inc. since July 2006. In November 2006, Motient named Mr. Hazard as its interim Chief Operating Officer. Mr. Hazard retained his titles of Executive Vice President, Chief Financial Officer, Treasurer and principal financial officer of Motient. From July 2001 to December 2005, Mr. Hazard served as Chief Operating Officer at Primus Telecommunications Group, where he also served as Chief Financial Officer from February 1996 to October 2004. Mr. Hazard received a B.S. in Engineering from Johns Hopkins University, an M.S. in Computer Systems Management from the University of Maryland and an M.B.A. from the Harvard Business School. He is a Certified Public Accountant and a Certified Management Accountant.

Jeffrey W. Epstein. Mr. Epstein has served as our General Counsel and Secretary since September 2006. Mr. Epstein has served as the Acting General Counsel and Secretary since October 2006 and the Associate General Counsel and Secretary from July 2006 to December 2006 of TerreStar Networks Inc. From October 2003 to July 2006, Mr. Epstein served as Director, Assistant General Counsel, Transactions, for Capital One Financial Corporation. From March 2000 to September 2003, he was an associate at the law firm Piper Rudnick LLP. Mr. Epstein earned a B.A. in Business Administration from the University of Florida, a J.D. from St. Thomas University School of Law and an L.L.M. in Securities and Financial Regulation from Georgetown University Law Center.

Michael J. Reedy. Mr. Reedy has served as TerreStar's Acting Chief Operating Officer, Senior Vice President--Network Operations since June 2005. Mr. Reedy also has served as a Senior Vice President of TerreStar Global since February 2006. From January 2003 to August 2005, Mr. Reedy served as Chief Operating Officer of Pegasus Global, of which he was a co-founder. From February 2002 to January 2003, Mr. Reedy served in a variety of senior positions at Cambrian Communications, LLC, which filed for bankruptcy in September 2002. Mr. Reedy holds a B.A. in International Economics from Virginia Polytechnic Institute and State University, an M.B.A. in International Business and Finance and an M.A. in International Economics, Law and Latin American Development from The George Washington University, where he was a Keller Fellow in International Finance.

Dennis W. Matheson. Mr. Matheson has served as TerreStar's Acting Chief Technology Officer, Senior Vice President--Satellite Operations since January 2006. Mr. Matheson also has served as a Senior Vice President of TerreStar Global since February 2006. From August 1993 to January 2006, Mr. Matheson served as Chief Technical Officer of Motient. Mr. Matheson was an executive officer of Motient at the time it filed for Chapter 11 protection. Mr. Matheson holds a B.S. in Electrical Engineering from Clemson University and an M.S. in Electrical Engineering from the University of Tennessee.

Doug Sobieski. Mr. Sobieski has served as TerreStar's Senior Vice President--Wireless Networks since January 2006 and Acting Chief Marketing Officer since October 2006. From April 1996 to December 2005, Mr. Sobieski served in various senior positions, most recently as National Senior Vice President of Broadband Wireless at XO Communications, which filed a Chapter 11 bankruptcy petition in June 2002. Mr. Sobieski holds a B.S. in Electrical Engineering and an M.S. in Business and Engineering from the University of Utah.

Myrna J. Newman. Ms. Newman, elected as a Vice President of Motient in August 2005, has served as Motient's Controller, and Chief Accounting Officer. Ms. Newman served as Motient's Principal Financial Officer from May 2004 until September 2006. From 2001 to 2003, she was Vice President of Finance for Heads and Threads International LLC, a subsidiary of Allegheny Corporation and distributor of fasteners. Prior to that, from 1995 to 2001, she was the controller of Heads and Threads. Ms. Newman received a Bachelors of Science in Accountancy from DePaul University and an MBA from the University of Chicago. She is a Certified Public Accountant in Illinois.

Christopher W. Downie. Mr. Downie was our Executive Vice President, Chief Operating Officer and Treasurer from May 2004 to September 2006. From March 2004 to May 2004, Mr. Downie was appointed to the position of Executive Vice President, Chief Operating Officer and Treasurer, and designated our Principal Executive Officer. From April 2003 to March 2004, he served as Vice President, Chief Financial Officer and Treasurer. From May 2002 to April 2003, Mr. Downie worked as a consultant for CTA, a communications consulting firm. While with CTA, Mr. Downie was primarily engaged on Motient-related and other telecom-related matters. From February 2000 to May 2002, Mr. Downie served as Senior Vice President and Chief Financial Officer of BroadStreet Communications, Inc. From August 1993 to February 2000, Mr. Downie was a Vice President in the Investment Banking Division of Daniels & Associates, LP, an investment bank focused on communications. From 1991 to 1993, Mr. Downie was in the Corporate Finance Department of Bear Stearns & Co. Inc. Mr. Downie served on the board of directors of TerreStar Networks Inc. from May 2005 until September 2006. Mr. Downie has a BA in History from Dartmouth College and an MBA from New York University Stern School of Business.

Board Committees and Meetings

The Board of Directors consisted of seven directors at the start of 2006. One director resigned and two were added in February, and one director was added in each of in April and May. At our annual meeting in 2006, five incumbent directors declined to stand for reelection, and five incumbent directors were reelected along with one new director. The Board of Directors met 25 times during 2006. During 2006, each director attended or participated in at least 75% of the aggregate of the meetings held by our Board of Directors and each committee of the Board of Directors on which he served during the period for which he or she served. One member of our Board of Directors, Robert Brumley, is an employee of Motient and TerreStar Networks Inc., a majority owned subsidiary. To communicate directly with any of our directors, follow the instructions set forth in the section above entitled "Communications with Directors." Motient does not have a policy regarding the attendance of Board members at annual meetings. No current director attended the 2006 annual meeting of stockholders in person.

Director Nominations

The Board of Directors conducts its business through meetings and through its committees. The Nominating Committee (currently David Andonian - Chairman, Jacques Leduc, David Meltzer and William Freeman) is responsible for selecting candidates to stand for election as directors. All of the Nominating Committee members are independent as defined under the rules of the National Association of Securities Dealers, Inc. Our Nominating Committee's charter is available on our website, www.motient.com. The Nominating Committee actively seeks individuals who meet the qualifications established by the Nominating Committee to become members of our Board of Directors, including evaluating persons suggested by shareowners or others, and conducting appropriate inquiries into the backgrounds and qualifications of possible nominees. The Nominating Committee selects those nominees whose attributes it believes would be most beneficial to Motient. This assessment includes such issues as experience, integrity, competence, diversity, skills, and dedication in the context of the needs of the Board of Directors. Any stockholder that wishes to propose a candidate should send such candidate to the attention of the Nominating Committee at the address given in the section entitled "Communications with Directors" above.

Board Committees

The Board of Directors has three standing committees: the Audit Committee (comprised of Jacques Leduc - Chairman, David Andonian and William Freeman), the Nominating Committee (comprised of David Andonian - Chairman, Jacques Leduc, David Meltzer and William Freeman), and the Compensation and Stock Option Committee (comprised of David Meltzer - Chairman, William Freeman and David Andonian).

Audit Committee

In 2006, the Audit Committee consisted of Jonelle St. John, Raymond Steele and Gerald Goldsmith through July 2006. In July 2006, Ms. St. John and Mr. Goldsmith resigned from the Audit Committee and the Board of Directors, and Mr. LeDuc and Mr. Andonian joined the Audit Committee. Each member of the Audit Committee is independent as defined under the rules of the National Association of Securities Dealers, Inc. The Audit Committee is responsible for reviewing our internal auditing procedures and accounting controls and will consider the selection and independence of our outside auditors. During 2006, the Audit Committee met eight times. In February 2007, Mr. Steele resigned form the Board of Directors and the Audit Committee, and Mr. Freeman joined the Audit Committee.

Our Board of Directors has determined that Jacques Leduc is the "Audit Committee financial expert" as such term is defined under Item 401(h) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Leduc's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Leduc any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as the Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors. In making this determination, the Board of Directors considered Mr. Leduc's educational background, and business experience, which is described above.

Compensation and Stock Option Committee

The Compensation and Stock Option Committee or Compensation Committee consisted of Raymond Steele, Gerald Goldsmith, Gerry Kittner and Jonelle St. John through July 2006, and Raymond Steele, David Meltzer and David Andonian from July 2006 to February 2007. In February 2007 the committee was restructured to its present composition. The Compensation and Stock Option Committee is responsible for reviewing certain of Motient's compensation programs, making recommendations to the Board of Directors with respect to compensation, and administering our stock option plan. During 2006, the Compensation and Stock Option Committee met eight times.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC, and we are required to report in this Annual Report any failure to file by these dates. Based on our review of these reports filed during and in connection with the year ended December 31, 2006, and on certain written representations, we do not believe that any of our directors, officers or beneficial owners of more than ten percent of our common stock failed to file a form or report a transaction on a timely basis.

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

Item 11. Executive Compensation.
-------------------------------

Summary Compensation Table

The following table shows the compensation paid by Motient and its subsidiaries for the fiscal year ended December 31, 2006 to the Chief Executive Officer, the Chief Financial Officer, the next three most highly compensated executive officers as of December 31, 2006, one additional person who served as the principal executive officer and one additional person who served as the principal financial officer in 2006, neither of whom were serving in those capacities on December 31, 2006.

                                                  SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Change in
                                                                                           Pension Value
                                                                                               and
                                                                              Non-Equity   Nonqualified
                                                                               Incentive     Deferred
                                                      Stock       Option         Plan      Compensation      All Other
    Name and Principal             Salary    Bonus    Awards      Awards      Compensation    Earnings      Compensation     Total
         Position         Year      ($)       ($)      ($)        ($)(1)          ($)           ($)            ($)(2)         ($)
------------------------------------------------------------------------------------------------------------------------------------
Robert Brumley            2006    300,000   365,625             3,201,232         ---           ---           6,965       3,873,822
President, CEO (3)        ----------------------------------------------------------------------------------------------------------
                          2005    142,437     ---      ---        572,018         ---           ---           3,313         717,768
------------------------------------------------------------------------------------------------------------------------------------
Neil Hazard
Executive Vice President,
CFO (4)                   2006    131,154   103,125    ---        474,000         ---           ---              20         708,299
------------------------------------------------------------------------------------------------------------------------------------
Dennis Matheson (5)       2006    200,000   150,000    ---      2,401,500         ---           ---             140       2,751,640
                          ----------------------------------------------------------------------------------------------------------
                          2005    190,800    28,800    ---         56,321         ---           ---             298         276,219
                          ----------------------------------------------------------------------------------------------------------
                          2004    192,880    89,908    ---         ---            ---           ---             248         283,036
------------------------------------------------------------------------------------------------------------------------------------
Michael Reedy (6)         2006    200,000   191,667    ---      2,198,478         ---           ---             ---       2,590,145
                          ----------------------------------------------------------------------------------------------------------
                          2005     76,923     ---      ---        317,022         ---           ---             100         394,045
------------------------------------------------------------------------------------------------------------------------------------
Doug Sobieski (7)         2006    200,000   150,000    ---      2,401,500         ---           ---             200       2,751,700
------------------------------------------------------------------------------------------------------------------------------------
Christopher W. Downie     2006    178,154   191,250    ---      2,486,870         ---           ---         620,048 (10)  3,476,322
Executive Vice President, ----------------------------------------------------------------------------------------------------------
COO and Treasurer (8)     2005    231,058    50,000 2,318,750     395,031         ---           ---             312       2,995,131
                          ----------------------------------------------------------------------------------------------------------
                          2004    225,707     ---      ---        989,970         ---           ---             264       1,215,941
------------------------------------------------------------------------------------------------------------------------------------
Myrna J. Newman           2006    154,808   100,000    ---      1,456,017         ---           ---         20,822 (11)   1,731,647
Vice President, CAO,      ----------------------------------------------------------------------------------------------------------
Controller (9)            2005    135,692   118,300   278,250     203,382         ---           ---             209         735,833
                          ----------------------------------------------------------------------------------------------------------
                          2004    138,641     ---      ---         ---            ---           ---             166         138,807
------------------------------------------------------------------------------------------------------------------------------------

(1) Note: Option award amounts were calculated in accordance with FAS 123R, including the effect of acceleration of the TerreStar Networks options, using the exercise price of the Option award on the date of grants. In addition, each amount reflected in this column is the compensation cost recognized by Motient during fiscal 2006 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2006 and prior years. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.
(2) Includes group term life insurance premiums, severance payments for Mr. Downie, paid time off payments for Mr. Downie and Ms. Newman, and includes COBRA payments for Mr. Brumley.
(3) Mr. Brumley's employment began in July 2005. Option awards reflect 225,000 TerreStar options granted on July 18, 2005. Mr. Brumley's bonus for 2005 of $140,625 was paid in 2006.
(4) Mr. Hazard's employment began in July 2006. Option awards reflect 200,000 TerreStar options granted on July 11, 2006.
(5) Mr. Matheson's option awards reflect 18,000 Motient option awards granted in August 2005 and 150,000 TerreStar options granted on January 2, 2006.
(6) Mr. Reedy's employment began in August 2005. Option awards reflect 150,000 TerreStar options granted on August 15, 2005. Mr. Reedy's bonus for 2005 of $41,667 was paid in 2006.
(7) Mr. Sobieski's employment began in January 2006. Option awards reflect 150,000 TerreStar options granted on January 1, 2006.
(8) Mr. Downie's employment terminated on September 27, 2006. Option awards reflect 100,000 Motient options granted on August 4, 2004, 20,000 TerreStar options granted in July 2005 and 110,000 Motient options granted in August 2005. Mr. Downie also received an award of 125,000 shares of Motient restricted stock in March 2006. Mr. Downie was the Principal Executive Officer of Motient until September 27, 2006.
(9) Ms. Newman's option awards reflect 65,000 Motient options granted in August 2005, 15,000 TerreStar options granted in August 2006, and 110,000 Motient options granted in November 2006. Ms. Newman also received an award of 15,000 shares of Motient restricted stock in March 2006. Ms. Newman was the Principal Financial Officer of Motient until September 27, 2006.
(10) Includes $593,438 paid out in severance pursuant to the employment agreement with Mr. Downie.
(11) Includes $20,330 paid out as to Ms. Newman for accrued paid time off.

                          GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2006

-------------------------------------------------------------------------------------------------------------
                                       Estimated Future Payouts Under         Estimated Future Payouts Under
                                      Non-Equity Incentive Plan Awards         Equity Incentive Plan Awards
-------------------------------------------------------------------------------------------------------------







                        Grant       Threshold     Target       Maximum      Threshold    Target    Maximum
        Name            Date           ($)         ($)           ($)           (#)        (#)        (#)
        (a)              (b)           (c)         (d)          (e)(4)         (f)        (g)        (h)
-------------------------------------------------------------------------------------------------------------
Robert Brumley            ---          ---      $150,000       $365,625        ---        ---        ---
-------------------------------------------------------------------------------------------------------------
Neil Hazard           7/11/2006        ---      $137,500(3)    $103,125        ---        ---        ---
-------------------------------------------------------------------------------------------------------------
Dennis Matheson        1/2/2006        ---      $100,000       $150,000        ---        ---        ---
-------------------------------------------------------------------------------------------------------------
Michael Reedy             ---          ---      $100,000       $191,667        ---        ---        ---
-------------------------------------------------------------------------------------------------------------
Doug Sobieski          1/1/2006        ---      $100,000       $150,000        ---        ---        ---
-------------------------------------------------------------------------------------------------------------
Christopher Downie        ---          ---          ---           ---          ---        ---        ---
-------------------------------------------------------------------------------------------------------------
Myrna Newman           8/2/2006        ---          ---           ---          ---        ---        ---
-------------------------------------------------------------------------------------------------------------
                     11/01/2006        ---          ---           ---          ---        ---        ---
-------------------------------------------------------------------------------------------------------------

       GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2006 (CONTINUED)

--------------------------------------------------------------------------


--------------------------------------------------------------------------
                                                                   Grant
                                       All Other                   Date
                        All Other       Option                     Fair
                      Stock Awards:     Awards:      Exercise      Value
                        Number of      Number of     or Base        of
                        Shares of      Securities    Price of      Stock
                         Stock or      Underlying     Option        and
                          Units         Options       Awards      Option
       Name                (#)            (#)         ($/Sh)      Awards
        (a)                (i)            (j)          (k)          (l)
--------------------------------------------------------------------------
Robert Brumley             ---            ---           ---         ---
--------------------------------------------------------------------------
Neil Hazard                ---          200,000 (1)    24.42        2.37
--------------------------------------------------------------------------
Dennis Matheson            ---          150,000 (1)    24.42       16.01
--------------------------------------------------------------------------
Michael Reedy              ---            ---          ---          ---
--------------------------------------------------------------------------
Doug Sobieski              ---          150,000 (1)    24.42       16.01
--------------------------------------------------------------------------
Christopher Downie         ---            ---          ---         ---
--------------------------------------------------------------------------
Myrna Newman               ---           15,000 (1)    24.42        2.37
--------------------------------------------------------------------------
                           ---          110,000 (2)    10.80        7.65
--------------------------------------------------------------------------

(1)  Options granted under the 2002 TerreStar Networks Inc. Stock Incentive Plan
(2)  Options granted under the 2006 Motient Corporation Equity Incentive Plan
(3) Based on Mr. Hazard's annualized salary of $275,000. Bonus payment was based on partial year salary since Mr. Hazard joined TerreStar in July 2006.
(4) Amounts in excess of target were considered and awarded by TerreStar Compensation Committee for milestones achieved during 2006.

                                           OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006
---------------------------------------------------------------------------------------------------------------------------------
                                         Option Awards                                               Stock Awards
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Equity
                                                                                                            Equity    Incentive
                                                                                                           Incentive    Plan
                                                                                                             Plan      Awards:
                                                                                                   Market   Awards:    Market
                                                      Equity                                       Value    Number    or Payout
                                                     Incentive                                       of       of      Value of
                                                       Plan                              Number    Shares  Unearned   Unearned
                                                      Awards:                              of        or     Shares,    Shares,
                       Number of      Number of      Number of                           Shares   Units of Units or   Units or
                      Securities     Securities     Securities                          or Units   Stock     Other      Other
                      Underlying     Underlying     Underlying                          of Stock    that    Rights     Rights
                      Unexercised    Unexercised    Unexercised   Option                  that      Have   that Have  that Have
                        Options        Options       Unearned    Exercise     Option      Have      Not       Not        Not
                          (#)            (#)          Options      Price    Expiration     Not     Vested   Vested     Vested
      Name            Exercisable   Unexercisable       (#)         ($)        Date      Vested     ($)       (#)        ($)
      (a)                (b)             (c)            (d)         (e)        (f)         (g)      (h)       (i)        (j)
---------------------------------------------------------------------------------------------------------------------------------
Robert Brumley         225,000 (1)        ---           ---        24.42     7/17/2015     ---      ---       ---        ---
---------------------------------------------------------------------------------------------------------------------------------
Neil Hazard            200,000 (1)        ---           ---        24.42     7/10/2016     ---      ---       ---        ---
---------------------------------------------------------------------------------------------------------------------------------
Dennis Matheson        150,000 (1)        ---           ---        24.42     1/01/2016     ---      ---       ---        ---
---------------------------------------------------------------------------------------------------------------------------------
Michael Reedy          150,000 (1)        ---           ---        24.42     8/14/2015     ---      ---       ---        ---
---------------------------------------------------------------------------------------------------------------------------------
Doug Sobieski          150,000 (1)        ---           ---        24.42    12/31/2015     ---      ---       ---        ---
---------------------------------------------------------------------------------------------------------------------------------
Christopher Downie       ---              ---           ---         ---        ---         ---      ---       ---        ---
---------------------------------------------------------------------------------------------------------------------------------
Myrna Newman            15,000 (1)        ---           ---        24.42     8/01/2016     ---      ---       ---        ---
---------------------------------------------------------------------------------------------------------------------------------
                         ---            110,000 (2)     ---        10.80    10/31/2016     ---      ---       ---        ---
---------------------------------------------------------------------------------------------------------------------------------
                        65,000 (2)        ---           ---        23.15     8/04/2015     ---      ---       ---        ---
---------------------------------------------------------------------------------------------------------------------------------
                         5,999 (2)        ---           ---         3.00     4/20/2013     ---      ---       ---        ---
---------------------------------------------------------------------------------------------------------------------------------

________________________________

(1)  Options granted under the 2002 TerreStar Networks Inc. Stock Incentive Plan

(2)  Options granted under the 2006 Motient Corporation Equity Incentive Plan


                    OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2006
---------------------------------------------------------------------------------------------------
                                    Option Awards                          Stock Awards
---------------------------------------------------------------------------------------------------
                           Number of                             Number of
                            Shares                                Shares
                          Acquired on      Value Realized       Acquired on    Value Realized
                            Exercise         on Exercise          Vesting       on Vesting
      Name                    (#)                ($)                (#)              ($)
      (a)                     (b)                (c)                (d)              (e)
---------------------------------------------------------------------------------------------------
Christopher Downie           1,160              9,640             120,000         1,500,000
---------------------------------------------------------------------------------------------------
Myrna Newman                   -                  -                15,000           180,000
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                                     -                -
---------------------------------------------------------------------------------------------------
                                                                     -                -
---------------------------------------------------------------------------------------------------

________________________________

                                         DIRECTOR COMPENSATION FOR FISCAL YEAR 2006

--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Change in
                                                                                  Pension Value
                            Fees                                                      and
                           Earned                                 Non-Equity     Nonqualified
                           or Paid      Stock        Option     Incentive Plan      Deferred          All Other
                           in Cash      Awards       Awards      Compensation     Compensation      Compensation       Total
     Name                    ($)         ($)          ($)            ($)            Earnings            ($)             ($)
     (a)                     (b)         (c)          (d)            (e)              (f)               (g)             (h)
--------------------------------------------------------------------------------------------------------------------------------
David Andonian             49,500      400,500      155,850          ---              ---               ---           605,850
--------------------------------------------------------------------------------------------------------------------------------
Gerald Goldsmith (1)      112,500      400,500       14,550          ---              ---               ---           527,550
--------------------------------------------------------------------------------------------------------------------------------
David Grain                57,000      333,750      155,850          ---              ---               ---           546,600
--------------------------------------------------------------------------------------------------------------------------------
Gerry Kittner (1)          99,750      400,500       14,550          ---              ---               ---           514,800
--------------------------------------------------------------------------------------------------------------------------------
Jacques Leduc              49,500      400,500      155,850          ---              ---               ---           605,850
--------------------------------------------------------------------------------------------------------------------------------
David Meltzer              52,500      333,750      155,850          ---              ---               ---           542,100
--------------------------------------------------------------------------------------------------------------------------------
Stephen Singer (1)         67,500      467,250       14,550          ---              ---               ---           549,300
--------------------------------------------------------------------------------------------------------------------------------
Jonelle St. John (1)      120,250      400,500       14,550          ---              ---               ---           535,300
--------------------------------------------------------------------------------------------------------------------------------
Raymond Steele            206,250    1,296,750      457,125          ---              ---               ---         1,960,125
--------------------------------------------------------------------------------------------------------------------------------
Barry Williamson (1)       70,500      467,250       14,550          ---              ---               ---           552,300
--------------------------------------------------------------------------------------------------------------------------------

(1) Ms. St. John and Messrs. Goldsmith, Kittner, Singer and Williamson did not stand for reelection at our 2006 Annual Meeting of Stockholders.


Board of Director Compensation

        In February 2006, the Compensation and Stock Option Committee engaged a compensation consultant to review our directors and officers compensation programs. Based on that review, effective January 1, 2006, each non-employee member of the Board of Director is entitled to an annual retainer of $30,000, each member of the Compensation and Stock Option Committee and the Nominating Committee is entitled to an additional retainer of $5,000 per year, and each member of the Audit Committee is entitled to an additional retainer of $10,000 per year. In addition, the Chairperson of the Compensation and Stock Option Committee and the Nominating Committee receives an additional retainer of $10,000 per year and the Chairperson of the Audit Committee receives an additional retainer of $15,000 per year. In addition, non-employee members of the Board will receive meeting fees of $1,500 for each Board meeting in excess of six (6) per year. Each member of the Compensation and Stock Option Committee or the Nominating Committee will receive meeting fees of $2,000 for each committee meeting in excess of three (3) per year, each member of the Audit Committee will receive meeting fees of $2,500 for each meeting in excess of four
(4) per year.

        Members of the Board of Directors receive an initial grant of 20,000 restricted shares upon joining the Board of Directors and annual grants of 15,000 stock options upon re-election.

Raymond Steele retired from the Motient Board of Directors in February 2007. In connection with his retirement, the Board of Directors authorized a cash payment to Mr. Steele as if he continued to serve as Chairman of the Board and on the Audit and Compensation Committees through September 2007. In addition, the Board authorized the granting of his two remaining quarterly option grants under the Chairman compensation plan.

                      COMPENSATION DISCUSSION AND ANALYSIS
                      ------------------------------------

Explanatory Note and Overview

        Our primary business is TerreStar Networks Inc. or TerreStar and as of March 31, 2007, we owned approximately 85% of TerreStar's outstanding common stock. During 2006, we transitioned most of our operations and infrastructure to TerreStar and Motient's workforce (excluding TerreStar) diminished from approximately seventy-five to ten employees by fiscal year end. Conversely, as we executed our business plan in 2006, TerreStar expanded its workforce from five to eighty-one employees by December 31, 2006. In 2007, we expect to increase our total number of employees as TerreStar continues to increase its staffing and operations. Given the foregoing changes, our dependence on the success of TerreStar's business, and our recent restructuring transactions, we experienced a significant change in our management structure, and the methodology of our compensation system is currently under evaluation. It is anticipated that any compensation changes or approved structure will solely impact our majority-owned subsidiary, TerreStar and its executive officers and management. We expect that a new compensation structure will be finalized, approved by the Compensation Committee, and implemented during the second quarter of 2007 for TerreStar employees and certain executive officers of Motient, who also serve as officers of TerreStar.

        This Compensation Discussion and Analysis provides an overview of the combined Motient and TerreStar compensation philosophy. For purposes of the following section, except where the context otherwise requires or unless otherwise indicated, the terms "we," "our" and "us" refer to Motient.

        The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report. This discussion contains forward looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.


Compensation Committee Members

        The Compensation and Stock Option Committee or Compensation Committee is responsible for establishing basic principles related to our compensation programs and for providing oversight of compensation programs and policies for senior executive officers. The Compensation Committee is currently comprised of David Meltzer, David Andonian and William Freeman, all of whom are independent, non-employee directors. From January 2006 through July 2006, the Compensation Committee consisted of Raymond Steele, Gerald Goldsmith and Gerry Kittner, and from July 2006 through February 2007, David Meltzer, David Andonian and Raymond Steele. The Compensation Committee maintains a practice of meeting prior to regularly scheduled meetings of the Board of Directors and generally holds executive sessions without management present. Mr. Meltzer serves as the Chairman of the Compensation Committee and sets the meetings and agendas.

        Although the Compensation Committee does not currently have a charter, the Board of Directors has delegated to the Compensation Committee the responsibilities of reviewing and approving compensation granted to our executive officers and directors. The Compensation Committee has the authority to retain its own compensation consultant and to obtain advice and assistance from internal or external legal, accounting or other advisers as it sees fit. For example, in 2006, the Compensation Committee engaged Strategic Compensation Research Associates or SCRA, an independent third-party compensation consultant, to review and assess the company's compensation practices for executives and directors. Specifically, SCRA provided recommendations to the Compensation Committee in 2006 with respect to the adoption of the Company's 2006 Equity Incentive Plan and compensation for the Board of Directors, including the Chairman of the Board.

        In 2006, the management of TerreStar engaged Mercer as its own independent third-party compensation consultant, to review and provide compensation benchmark analysis and studies to TerreStar's management in connection with the development of a new compensation structure. Based on the results of Mercer's benchmark of similarly situated companies, it was determined that the overall compensation of TerreStar's employees, particularly at the senior management level, was below market. As discussed above, the compensation structure for TerreStar executives and certain of Motient's executives, who also serve as executive officers of both TerreStar and Motient, is currently being evaluated to devise a compensation plan consistent with our overall compensation philosophy. We expect that this new compensation structure to be implemented in the second quarter of 2007.

        At the request of the Compensation Committee, our Chief Executive Officer, Chief Financial Officer and General Counsel/Secretary regularly participate in Compensation Committee meetings with respect to compensation matters. In addition, the Chief Executive Officer was actively involved in discussions relating to setting the compensation levels for his direct reports as well as assisting in the formation and design of our compensation programs and policies. The Compensation Committee reviews and approves compensation components for the Chief Executive Officer and other executive officers including the following components:

     o    Annual base salary;
     o    Cash and equity bonuses, including target amounts;
     o    Other equity or cash compensation;
     o Employment agreements, severance arrangements, and change in control agreements/provisions, as applicable; and
     o    Any other material benefits, compensation or arrangements.

Compensation Committee Activity

     During 2006, the Compensation Committee met eight times and acted on the following matters:

     o    Director compensation;
     o    Employee bonuses for 2006;
     o Amendment employment agreements with three executives (Messrs. Downie and Macklin and Ms. Newman);
     o Approval of a cash retention plan for certain employees in connection with the sale of assets to Geologic Solutions; and
     o    Approval of compensation for the Chairman of the Board.

        In addition to the above activities, as discussed herein, it is expected that the Compensation Committee will finalize and approve the new compensation structure being evaluated and considered for employees of TerreStar and certain executive officers of Motient. This compensation structure is expected to be implemented during the second quarter of 2007.

Compensation Philosophy

        We design our compensation programs to enable us to attract, retain and motivate executive officers to support and achieve our short-term and long-term strategic goals, and to compliment our efforts to develop our integrated next-generation communications system. To the extent possible, the Compensation Committee also believes it is important to seek to foster a stockholder perspective in management by awarding stock options and other equity based awards to align the interests of our executives with those of our stockholders.

        With respect to former Motient executive management, our Compensation Committee played an active role in setting compensation on a case-by-case basis according to the philosophy set forth above, giving particular consideration towards incenting outgoing management to complete certain strategic transactions.

        With respect to the continuing Motient executive management, an individual's compensation is determined with respect to each element based upon an independently conducted analysis of publicly-available compensation data and compensation survey data of comparable companies. The Chief Executive Officer delivers a performance evaluation for each of the other executive officers to the members of the Compensation Committee and makes recommendations on compensation arrangements, including adjustments in base salary, changes in target bonus awards and/or metrics for earning cash incentives and equity grants. Such recommendation is based on competitive market data and a variety of other factors, including individual performance, market competitive pressures, business conditions, the vesting and value of current equity grants, our overall performance and the potential financial impact of implementing the recommendations. The Compensation Committee considers, but is not bound to and does not always accept, the recommendations of the Chief Executive Officer with respect to executive officer compensation. In addition, the Compensation Committee occasionally seeks input from independent compensation consultants prior to making any final determinations.

        To determine the compensation of our Chief Executive Officer and other executive officers, the Compensation Committee, through consultation with the remaining independent members of the Board of Directors, assesses each officer's performance and considers competitive market data and other factors described herein.

        We believe it is in our stockholders' best interests to ensure that our executive compensation is competitive with those of other companies of similar size and complexity. The Compensation Committee seeks independent professional assistance and advice from outside consulting firms from time to time in the development and utilization of the competitive market data and the establishment of its executive compensation programs.

        Based upon the compensation survey data and publicly-available information, we produced an overall range of competitive market data for the compensation of each of our executive officers and each of TerreStar's executive officers.

Elements of Compensation

Base Salary
-----------

        We target base salary at the median level of the compensation survey data and publicly-available information mentioned above in order to retain and reward executive talent. However, to better support our objective to retain and properly reward executive officers, we also consider other factors, such as duties and responsibilities not typically found in similar positions with comparable companies, prior experience, job performance, tenure, any distinctive value to the organization, and general market conditions.

Cash Incentives
---------------

        We structure a cash incentive plan, our Bonus Plan, to align the financial incentives of our employees and executive officers with our short-term and long-term operating goals and interests of our stockholders, and to reward exceptional performance. Some of our executive officers who currently have employment agreements with TerreStar have cash bonus amounts set forth in such contracts. Messrs. Brumley and Hazard serve as officers of Motient and TerreStar but neither receives compensation for their service as executives of Motient. Each fiscal year, the Compensation Committee approves the structure, performance metrics as well as each metric's relative weighting under our Bonus Plan. For 2006, the Compensation Committee considered the various goals and milestones established and achieved by TerreStar and its executive officers and ascribed a ratio of 1.5x to the bonus targets for exceeding these goals.

        In 2006, the Chief Executive Officer's annual target bonus was approximately 50% of his annual base salary and the annual target bonus for our Chief Financial Officer was 50% of his annual base salary. The fiscal 2006 bonuses for our Chief Executive Officer and Chief Financial Officer were based on targets established in their employment agreements multiplied by the ratio described above for exceeding the goals and objections. Similar calculations were used for other executive and employee bonuses and were paid out at the end of 2006.

Equity Incentives
-----------------

        We provide long-term incentive compensation through the award of stock options under our 2006 Equity Incentive Plan and TerreStar executives received stock options under the 2002 TerreStar Stock Option Plan. Given Motient's majority ownership in TerreStar, it is expected that no additional awards will be made under the TerreStar option plan and future awards will be made solely under the Motient plan. We can also, but have not except to our Board of Directors, award restricted stock and other equity incentives under our 2006 Equity Incentive Plan. In the past, we had also granted stock options under our 2002 Stock Option Plan and restricted stock under our 2004 Restricted Stock Plan. No additional options or restricted stock may be granted under these plans in the future, however, the plans are still in effect with respect to outstanding equity already granted. These awards generally vest over a number of years or upon the occurrence of certain strategic transactions. Due to the various strategic transactions that we have undertaken over the last several years, many of these stock options have already vested for employees who had received these awards prior to the occurrence of the transactions.

        The Compensation Committee regularly reviews our long-term incentive compensation practices. Potential changes include adjusting the mix of equity awards granted, adjusting the vesting schedule of the equity awards, and using other forms of equity and/or non-equity long term incentive compensation with vesting based upon the achievement of performance metrics. Consistent with our philosophy of paying for performance, no executive is entitled to an automatic equity grant. In determining the proper amount and mixture of equity awards granted to each executive officer, we consider a variety of factors, including such executive officer's contribution to our performance, current equity holdings, ability to influence future performance and relative position within our organization, the competitive market data described above, the relative value of each equity award, the financial impact on our profitability and the dilutive impact to our stockholders.

        In 2006, TerreStar granted options under the 2002 TerreStar Stock Option Plan to attract new hires as TerreStar built out its work force to eighty-one employees at year end. TerreStar's stock options typically vest 1/3 per year and have a 10 year term. It is expected that any future awards will be solely made under the Motient option plan. In addition, both the TerreStar and Motient stock options generally have change in control vesting acceleration, forfeiture, transfer restrictions and other customary provisions.

        In determining which elements of compensation are to be paid, and how they are weighted, we also take into account our compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code precludes us from taking a deduction for compensation in excess of $1 million for our executive officers named in the Summary Compensation Table. Certain performance-based compensation is specifically excluded from the deduction limit. Our policy is to qualify, to the extent reasonable, the compensation of our executive officers for deductibility under applicable tax laws. However, the Compensation Committee believes that its primary responsibility is to provide a compensation program to meet our stated objectives and that the loss of a tax deduction may be necessary in some circumstances.

Generally Available Benefit Plans and Executive Perquisites
-----------------------------------------------------------

        In 2006, we provided each of our executive officers health care coverage and life insurance coverage that is generally available to all of our salaried employees. We also offer each of our executive officers the ability to participate in our tax-qualified 401(k) Plan on the same terms available to each of our salaried employees. Under our 401(k) Plan, we provide all employees with matching contributions that are subject to vesting over time. Our executive officers do not receive any retirement benefits beyond those generally available to our salaried employees.

Compensation Committee Report on Executive Compensation

        We, the Compensation Committee of the Board of Directors, have reviewed and discussed the Compensation Discussion and Analysis, or CD&A, within the Executive Compensation section of this Annual Report with the management of the Company. Based on such review and discussion, we are of the opinion that the executive compensation policies and plans provide appropriate compensation to properly align Motient Corporations' performance and the interests of its stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term. Accordingly, we have recommended to the Board of Directors that the CD&A be included as part of this filing.

Submitted by the Compensation Committee of the Board of Directors:

David Meltzer, Chairman
David Andonian
William Freeman



Change of Control Agreements

Pursuant to a plan of reorganization, Motient entered into a change of control agreement, effective May 1, 2002, with each of Ms. Peterson, Mr. Crawford and eight other former vice presidents of Motient. Under the agreements, each officer is eligible to receive one year of their annual base salary (excluding cash bonus) in the event that both (x) a "change in control" or an anticipated "change in control," as defined in the change of control agreement, has occurred and (y) the employee is terminated or his or her compensation or responsibilities are reduced. The events constituting a "change of control" generally involve the acquisition of greater than 50% of the voting securities of Motient, as well as certain other transactions or events with a similar effect. The agreements for Mr. Crawford and Ms. Peterson were amended and paid out in 2006. All other employees covered by these agreements are no longer employed by us.

On November 21, 2005, Motient entered into employment agreements with each of Mr. Downie, Ms. Newman and Mr. Macklin. The agreements provide for annual salaries of $240,000, $150,000 and $175,000, annual cash bonuses of up to 50%, 35% and 35%, and grants of 125,000, 15,000, and 15,000 shares of restricted common stock, respectively. The restricted stock grant and 176,664 unvested stock options will vest upon the consummation of a change of control. Ms. Newman's and Mr. Macklin's employment agreements provide for a severance payment of up to two year's salary, bonus and benefits value upon termination by the company without cause, or upon termination by the employee for good reason. The severance amount payable to either Ms. Newman or Mr. Macklin decreases by one month's pay for each month such employee is employed after November 2005, to a minimum severance payment of one year's salary. Mr. Downie's severance payment is equivalent to eighteen months' of his salary, bonus and benefit value. On March 9, 2006 we amended the November 21, 2005 employment agreements with Mr. Downie, Ms. Newman and Mr. Macklin. The amendments were made to clarify certain provisions relating to events triggered by a change of control. Mr. Downie is no longer employed with us and his severance payment was made in 2006. In September 2006 and November 2006, we amended and restated the employment agreements with Mr. Macklin and Ms. Newman, respectively. These amendments reflected their new positions with us.

Compensation and Stock Option Committee Interlocks and Insider Participation

In 2006, the Compensation and Stock Option Committee of Motient's board of directors consisted of Messrs. Steele, Kittner, Goldsmith and Ms. St. John (from May 2005 through July 2006), and Messrs. Meltzer, Steele and Andonian from August 2006 to February 2007. Mr. Steele resigned from the board and Mr. Freeman took his place on the Compensation Committee in February 2007. During this time, none of these individuals were executive officers or employees of Motient or its subsidiaries, and no "compensation committee interlocks" existed during 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters.
---------------------------

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 26, 2007 (unless otherwise indicated), by:

     o each person known by us to be a beneficial owner of five percent (5%) or more of our common stock;
     o each current director, each of whom is also a nominee for election as a director;
     o each executive officer named in the summary compensation table in Item 11 of this Annual Report; and
     o    all current directors and executive officers as a group.

Shares outstanding is based on 84,478,855 shares of common stock outstanding (shares of common stock subject to options or warrants which are currently exercisable or will become exercisable within 60 days after April 26, 2007 or issuable upon conversion of preferred stock are deemed outstanding for computing the percentage for the person or group holding such shares or warrants, but are not deemed outstanding for computing the percentage for any other person or group).

Except as otherwise indicated, each person listed in the table has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

--------------------------------------------------------------------------------
Name                                Shares Owned           Percent of Class (2)
--------------------------------------------------------------------------------
Directors and Executive Officers
--------------------------------------------------------------------------------
Robert Brumley                      -                      -
--------------------------------------------------------------------------------
Neil Hazard                         -                      -
--------------------------------------------------------------------------------
Jeffrey Epstein                     -                      -
--------------------------------------------------------------------------------
Michael Reedy                       -                      -
--------------------------------------------------------------------------------
Dennis Matheson                     -                      -
--------------------------------------------------------------------------------
Doug Sobieski                       -                      -
--------------------------------------------------------------------------------
Myrna Newman                        115,665                *
--------------------------------------------------------------------------------
Christopher W. Downie               -                      -
--------------------------------------------------------------------------------
David Andonian, Director            45,000                 *
--------------------------------------------------------------------------------
William Freeman, Director           -                      -
--------------------------------------------------------------------------------
Jacques Leduc, Director             45,000                 *
--------------------------------------------------------------------------------
David Meltzer, Director             40,000                 *
--------------------------------------------------------------------------------
Current Directors and Officers      249,665                *
as a Group (11 persons)
--------------------------------------------------------------------------------
Other 5% Stockholders
--------------------------------------------------------------------------------
Funds Affiliated with Harbert       23,367,711             26.5%
Management Corporation
--------------------------------------------------------------------------------
Funds Affiliated with Highland      9,024,326              10.4%
Capital Management
--------------------------------------------------------------------------------
Stanfield Offshore Leveraged        7,752,871              9.0%
Assets, Ltd.
--------------------------------------------------------------------------------
Funds Affiliated with Tudor         5,294,814              6.2%
Investment Corp.
--------------------------------------------------------------------------------
George W. Haywood                   4,813,026              5.7%
--------------------------------------------------------------------------------
BCE Inc.                            4,531,213              5.4%
--------------------------------------------------------------------------------
 *Less than 1%.

                   Notes Regarding Beneficial Ownership Table:

o The address for all officers and directors is c/o Motient Corporation, 12010 Sunset Hills Road, 6th Floor, Reston, Virginia 20190.

o Robert H. Brumley. Mr. Brumley became our President and Chief Executive Officer on September 27, 2006 and was elected to our Board of Directors on August 4, 2006.

o Neil L. Hazard. Mr. Hazard became our Executive Vice President, Chief Financial Officer and Treasurer on September 27, 2006.

o Jeffrey Epstein. Mr. Epstein became our General Counsel and Secretary on September 27, 2006

o Michael Reedy. Mr. Reedy serves as Acting Chief Operating Officer, Senior Vice President-Network Operations of TerreStar Networks Inc., a majority-owned subsidiary of Motient.

o Dennis Matheson. Mr. Matheson serves as Acting Chief Technology Officer, Senior Vice President-Satellite Operations of TerreStar Networks Inc., a majority-owned subsidiary of Motient.

o Doug Sobieski. Mr. Sobieski serves as Senior Vice President-Wireless Networks of TerreStar Networks Inc., a majority-owned subsidiary of Motient.

o Myrna Newman. Ms. Newman serves as our Chief Accounting Officer and Controller. As of April 26, 2007, Ms. Newman's share ownership included 8,000 shares of common stock and 107,665 shares issuable upon exercise of currently vested stock options.

o Christopher W. Downie. Mr. Downie served as our Executive Vice President, Chief Operating Officer and Treasurer until September 2006.

o David Andonian. Includes 30,000 shares of restricted common stock and immediately exercisable options to purchase 15,000 shares of common stock, all of which options are vested.

o William Freeman. Mr. Freeman was elected to our Board of Directors on January 31, 2007.

o Jacques Leduc. Includes 30,000 shares of restricted common stock and immediately exercisable options to purchase 15,000 shares of common stock, all of which options are vested.

o David B. Meltzer. Includes 25,000 shares of restricted common stock and immediately exercisable options to purchase 15,000 shares of common stock, all of which options are vested.

o    Funds Affiliated with Harbert Management Corporation. Pursuant to a
     Schedule 13D/A dated April 19, 2007, as filed with the Securities and Exchange Commission, Harbert Management Corporation reported that as of April. 26, 2007, it had shared voting and dispositive power over 23,367,711 shares of common stock, including 1,886 shares issuable upon exercise of warrants and 3,625,170 shares issuable upon conversion of shares of Series B Preferred Stock. Each of Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Offshore Manager, L.L.C. and HMC Investors, L.L.C. reported shared voting and dispositive power over 18,180,780 shares of common stock; Harbinger Capital Partners Offshore Manager, L.L.C. and HMC Investors, L.L.C. each specifically disclaimed beneficial ownership in such shares except to the extent of its pecuniary interest therein. Each of Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC and HMC - New York, Inc. reported shared voting and dispositive power over 5,186,931 shares of common stock; each specifically disclaimed beneficial ownership in such shares except to the extent of its pecuniary interest therein. Philip Falcone, Raymond J. Harbert and Michael D. Luce reported shared voting and dispositive power over 23,367,711 shares of common stock; each specifically disclaimed beneficial ownership in such shares except to the extent of his pecuniary interest therein. The mailing address of Harbert Management Corporation is One Riverchase Parkway South, Birmingham, Alabama 35244.

o    Funds Affiliated with Highland Capital Management, L.P. Pursuant to a
     Schedule 13D/A dated November 15, 2006, as filed with the Securities and Exchange Commission, Highland Capital Management, L.P., and certain affiliated entities reported that as of November 15, 2006, it and certain affiliated entities had sole voting and dispositive power over 9,024,326 shares of common stock, including 2,700,270 shares issuable upon conversion of shares of Series A Preferred Stock. The mailing address of Highland Capital Management, L.P. is Two Galleria Tower, 13455 Noel Road, Suite 800, Dallas, Texas 75240.

o Stanfield Offshore Leveraged Assets, Ltd. Share ownership includes 6,042,700 shares of common stock and 1,710,171 shares issuable upon conversion of shares of Series B Preferred Stock.

o Funds Affiliated with Tudor Investment Corporation. Pursuant to a Schedule 13G/A dated February 14, 2007, as filed with the Securities and Exchange Commission, Tudor Investment Corporation reported that as of December 31,

     2006, it had shared voting and dispositive power over 4,836,083 shares of common stock, including 133,371 shares issuable upon exercise of warrants, through Tudor Proprietary Trading, L.L.C., The Altar Rock Fund, L.P., The Raptor Global Portfolio, Ltd., and The Tudor BVI Global Portfolio Ltd. This amount includes warrants to purchase 233,371 shares of common stock. Because Tudor Investment Corporation is the sole general partner of Altar Rock and provides investment advisory services to Raptor Portfolio and BVI Portfolio, Tudor Investment Corporation may be deemed beneficially to own the shares of common stock owned by each. Tudor Investment Corporation expressly disclaimed such beneficial ownership. Because Paul Tudor Jones is the controlling shareholder of Tudor Investment Corporation and the indirect controlling equity holder of Tudor Proprietary Trading, Mr. Jones may be deemed beneficially to own the shares of common stock deemed beneficially owned by Tudor Investment Corporation and Tudor Proprietary Trading. Mr. Jones expressly disclaimed such beneficial ownership. Because Mr. Pallotta is the portfolio manager of Tudor Investment Corporation and Tudor Proprietary Trading, Mr. Pallotta may be deemed beneficially to own the shares of common stock deemed beneficially owned by Tudor Investment Corporation and Tudor Proprietary Trading. Mr. Pallotta expressly disclaimed such beneficial ownership. The mailing address of Tudor Investment Corporation is 1275 King Street, Greenwich, Connecticut 06831.

o George W. Haywood. Pursuant to a Schedule 13G/A dated February 14, 2007, as filed with the Securities and Exchange Commission, Mr. Haywood reported that as of December 31, 2006, he had sole voting and dispositive power over 4,813,026 shares of common stock (including 81,340 shares owned by Mr. Haywood's children and 609,686 shares underlying warrants) and shared voting and dispositive power over 64,000 shares of common stock. His mailing address is c/o Cronson & Vris, LLP, 380 Madison Avenue, 24th Floor, New York, New York 10017.

o BCE, Inc. Pursuant to a Schedule 13D/A dated March 7, 2007, as filed with the Securities and Exchange Commission, BCE, Inc. reported that as of March 7, 2007, it had sole voting and dispositive power over 4,531,213 shares of common stock, and that its mailing address is 1000, rue de la Gauchetiere Ouest, Bureau 3700, Montreal, Quebec H3B 4Y7, Canada.

                      Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

                                        A                                B                                C
                          -----------------------------   ------------------------------  ----------------------------------
                                                                                             Number of Securities Remaining
                            Number of Securities to be            Weighted Average           Available for Future Issuance
                             Issued Upon Exercise of             Exercise Price of          Under Equity Compensation Plans
   Plan Category              Outstanding Options               Outstanding Options       (Excluding Securities Reflected in
                                                                                                       Column A)
-----------------------   -----------------------------   ------------------------------  ----------------------------------
Equity
Compensation
Plans Approved  by                   366,066                         $   23.28                         9,633,934
Shareholders (1)

Equity
Compensation
Plans Not  Approved                     ----                              ----                              ----
by Shareholders (2)             ------------                            ------                         ---------

Total                                366,066                         $   23.28                         9,633,934
                                ============                         =========                         =========

________________________

(1)  Consists of our 2002 Stock Option Plan and 2006 Equity Incentive Plan.
(2)  Consists of our 2004 Restricted Stock Plan.


Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------


We incurred expenses of $2,791,458 to related parties for service-related obligations for the year ended December 31, 2006. Of that amount, $1,300,833 was incurred to MSV for consulting services related to TerreStar. In addition in 2006, $1,125,000 in cash was paid to Communications Technology Advisors LLC, or CTA, a consulting and private advisory firm specializing in the technology and telecommunications sectors. We also incurred expenses of $365,625 in continuing operations to CTA's founder, Jared Abbruzzese for his service as Chairman of the Board of TerreStar.

We incurred expenses of $13,051,000 to related parties for service-related obligations for the year ended December 31, 2005. Of that amount, $3,621,000 was incurred to MSV for consulting services related to TerreStar. In addition in 2005, $1,773,000 in cash and $7,657,000 in stock-based compensation incurred to CTA. At December 31, 2005, the Company had accrued $699,000 related to the services provided by MSV. Also at December 31, 2005 there was a $70,000 payment-in-transit to MSV for services included in the above amount.

Item 14. Principal Accountant Fees and Services.
-----------------------------------------------


Audit Fees

     The following table presents fees for professional services rendered by Friedman LLP and billed to us for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and fees for other services billed by Friedman LLP during those periods:

                               Twelve Months Ended        Twelve Months Ended
                               December 31, 2006          December 31, 2005
                               -----------------          -----------------
     Audit fees                $  675,397                 $  867,356
     Audit related fees            20,164                     93,024
     Tax fees                     102,541                     91,844
     Other                              0                          0
                                ---------                 ----------
              Total            $  798,102                 $1,052,224

Audit Fees. Annual audit fees relate to services rendered in connection with the audit of the annual financial statements included in our Annual Report on Form 10-K, the quarterly reviews of financial statements included in our Quarter Reports on Form 10-Q, registration statement consent procedures and audit and testing of the company's internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

                                    MOTIENT CORPORATION



                                    By /s/ Neil Hazard
                                       ---------------
                                       Neil Hazard
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer



                                    Date:  April 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert Brumley*           President and Chief Executive       April 27, 2007
--------------------------    Officer, Director (principal
Robert Brumley                executive officer)

/s/ Neil Hazard*              Executive Vice President, Chief     April 27, 2007
--------------------------    Financial Officer (principal
Neil Hazard                   financial officer)

/s/ William Freeman*          Director                            April 27, 2007
--------------------------
William Freeman

/s/ David Andonian*           Director                            April 27, 2007
--------------------------
David Andonian

/s/ Jacques Leduc*            Director                            April 27, 2007
--------------------------
Jacques Leduc

/s/ David Meltzer*            Director                            April 27, 2007
--------------------------
David B. Meltzer

By: /s/ Neil Hazard           Executive Vice President, Chief
                              Financial Officer and Treasurer

*Note: Powers of Attorney appointing Neil Hazard and Jeffrey Epstein, or any of them acting singly, to execute this Amendment No. 1 to Form 10-K on behalf of the above-named individuals previously were filed with the Securities and Exchange Commission.

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