Form 10-Q
period 2007-03-31
MOTIENT CORP
filed 2007-05-10
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-23044

MOTIENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	93-0976127
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

12010 Sunset Hills Road, Suite 600, Reston, VA 20190

(Address of principal executive offices and zip code)

703-483-7800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 4, 2007: 88,430,057

MOTIENT CORPORATION

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Stat ements

Motient Corporation

Consolidated Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

(in thousands, except per share amounts)

Unaudited

	2007	2006
Operating Expenses
Selling, general and administrative	$18,306	$8,582
Research and development	11,158	1,255
Depreciation and amortization	3,298	1,319
Loss on impairment of intangibles	6,200	—

Total operating expenses	38,962	11,156

Operating loss from continuing operations	(38,962)	(11,156)

Interest expense	(19,155)	—
Interest and other income	5,360	2,337
Equity in losses of MSV	(3,016)	(8,193)
Minority interests in losses of TerreStar	7,529	2,328
Minority interests in losses of TerreStar Global	368	—
Unrealized loss on MSV/SkyTerra exchange transactions	(99,575)

Loss from continuing operations before income taxes	(147,451)	(14,684)

Income tax expense	(1,250)	—

Net loss from continuing operations	(148,701)	(14,684)

Loss from discontinued operations	—	(5,371)

Net loss	(148,701)	(20,055)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(5,856)	(5,808)
Accretion of issuance costs associated with Series A and Series B	(1,030)	(976)

Net loss available to Common Stockholders	$(155,587)	$(26,839)

Basic Loss Per Share—Continuing Operations	$(2.11)	$(0.34)

Basic Loss Per Share—Discontinued Operations	$—	$(0.09)

Basic Earnings/(Loss) Per Share	$(2.11)	$(0.43)

Basic Weighted-Average Common Shares Outstanding	73,622	63,161

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Motient Corporation

Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006

(in thousands)

	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$343,427	$171,665
Cash committed for satellite construction costs	12,682	24,486
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	10,723	10,723
Restricted cash for Senior Secured Notes	—	13,087
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,305	4,255
Deferred issuance costs associated with Senior Secured Notes	2,059	5,708
Assets held for sale	367	367
Other current assets	3,723	2,602

Total current assets	377,286	232,893

Restricted investments	5,897	6,255
Property and equipment, net	378,621	259,169
Intangible assets, net	200,948	144,265
Investment in MSV	40,704	184,665
Investment in SkyTerra	335,039	293,510
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	9,612	10,692
Deferred issuance costs associated with Senior Secured Notes	12,097	—

Total assets	$1,360,204	$1,131,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,103	$12,415
Accounts payable to Loral for satellite construction contract	20,758	9,073
Accrued income taxes payable	1,339	4,641
Deferred rent and other current liabilities	1,029	1,199
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	14,030	8,174
Senior Secured Notes and accrued interest, thereon	—	202,267
Current liabilities of discontinued operations	36	45

Total current liabilities	52,295	237,814
Deferred rent and other long-term liabilities	3,060	3,049
Senior Secured Notes and accrued interest, thereon	509,414	—

Total liabilities	564,769	240,863

Commitments and Contingencies	—	—
Minority interest in TerreStar	30,222	68,617
Minority interest in TerreStar Global	1,264	1,633
Series A cumulative convertible preferred stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at March 31, 2007 and December 31, 2006)	90,000	90,000
Series B cumulative convertible preferred stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at March 31, 2007 and December 31, 2006	318,500	318,500
STOCKHOLDERS’ EQUITY:
Common stock; voting (par value $0.01; 200,000,000 shares authorized, 86,445,107 and 73,663,208 shares issued, 82,493,905 and 69,712,006 shares oustanding at March 31, 2007 and December 31, 2006, respectively)	864	737
Additional paid-in capital	985,828	886,463
Common stock purchase warrants	72,908	73,200
Less: 3,951,202 common shares held in treasury stock at March 31, 2007 and December 31, 2006	(73,877)	(73,877)
Accumulated deficit	(630,274)	(474,687)

Total stockholders’ equity	355,449	411,836

Total liabilities and stockholders’ equity	$1,360,204	$1,131,449

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Motient Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(in thousands)

Unaudited

	2007	2006
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(148,701)	$(20,055)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations	—	5,371
Depreciation and amortization	3,556	1,319
Write off of financing fees	5,707	—
Equity in losses of MSV	2,857	8,193
Minority interest in losses of TerreStar Global	(368)	—
Minority interest in losses of TerreStar	(7,529)	(2,328)
Non-cash amortization of deferred financing costs	—	—
Non-cash 401(k) match	—	54
Non-cash stock-based compensation expense	1,037	3,091
Unrealized loss on SkyTerra investment	109,748	—
Loss on impairment of intangibles	6,200	—
Restricted stock forfeited	(40)	—
Gain on exchange of MSV units for SkyTerra Shares	(10,173)	—
Interest expense	(267)	—
Changes in assets and liabilities:
Other current assets	(979)	257
Accounts payable and accrued expenses	(1,855)	(620)
Accrued interest	9,414	—
Deferred rent and other current liabilities	(159)	(7)

Net cash used in continuing operating activities	(31,552)	(4,725)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds / (purchase) of restricted investments	24,969	55,576
Accounts payable to Loral for satellite construction contract	—	(59,771)
Additions to property and equipment	(106,799)	(19,160)

Net cash used in continuing investing activities	(81,830)	(23,355)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of Senior Notes	500,000	—
Proceeds from issuance of equity securities	309	90
Repayments of the Motient Senior Notes	(202,000)	—
Proceeds from issuance of employee stock options	1,119	21
Debt issuance costs and other charges	(14,413)	—

Net cash provided by continuing financing activities	285,015	111

Net cash provided by continuing operations	171,633	(27,969)

Net cash (used in) discontinued operating activities	(151)	(3,743)
Net cash provided by (used in) discontinued investing activities	280	(11)
Net cash provided by discontinued financing activities	—	—

Net cash provided by (used in) discontinued operations	129	(3,754)

Net (decrease) increase in cash and cash equivalents	171,762	(31,723)

CASH AND CASH EQUIVALENTS, beginning of period	171,665	179,524

CASH AND CASH EQUIVALENTS, end of period	$343,427	$147,801

Supplemental cash flow information
Non-cash investing and financing activities
Accrued satellite under construction	$11,685	$300
Acquisition of Intangible funded by issuance of common stock	$65,911	$—
Acquisition of SkyTerra shares through MSV LP units	$151,277	$—
Deferred Warrants	$1,030	$—
Financing Fees	$—	$976
Dividends payable on Preferred Stock	$5,856	$5,808
Exercise and expiration of common stock warrants	$—	$(820)
SAB 51 adjustment	$8,889	$—
Acquisition of Minority interest funded by issuance of common stock	$30,946	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited)

MOTIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Organization and Description of Business

Motient Corporation (with its subsidiaries, “Motient” or the “Company”) is in the wireless communications business through its ownership of TerreStar Networks Inc. (“TerreStar”), its principal operating entity and TerreStar Global Ltd. (“TerreStar Global”). Motient also has investments in Mobile Satellite Ventures LP, (“MSV”), a satellite communications company, and MSV’s parent, SkyTerra Communications, Inc. (“SkyTerra”). Motient’s investment in TerreStar is governed by a stockholder agreement and its interest in SkyTerra is non-voting. As of March 31, 2007, Motient’s interest in MSV and SkyTerra was approximately 4.4% and 39.3%, respectively.

The Company’s primary business is TerreStar Networks Inc., a Reston, Virginia based future provider of advanced mobile satellite services for the North American market. In cooperation with its Canadian partner, TMI Communications and Company, Limited Partnership (“TMI”), TerreStar plans to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. The system build out will be based on an integrated satellite and ground-based technology which will provide service in the most hard-to-reach geographic areas.

Motient operated a two-way terrestrial wireless data communications services for customers until September 2006. On September 14, 2006, Motient sold the assets and liabilities relating to that business. Our historical financial statements present this terrestrial wireless business as a discontinued operation. Pursuant to such presentation, the Company’s current period continuing operations are reflected as a single operating unit.

At March 31, 2007, Motient had six wholly owned subsidiaries, an 84.4% interest in TerreStar, an 85.0% interest in TerreStar Global, a 39.3% non-voting interest in SkyTerra and a 4.4% interest in MSV. Motient Communications Inc., a wholly owned subsidiary, owned the assets comprising Motient’s discontinued core wireless business, except for the assets related to Motient’s Federal Communications Commission, or FCC, licenses, which were held in a separate subsidiary, Motient License Inc. Motient’s other four subsidiaries, Motient Holdings Inc., Motient Services Inc., MVH Holdings Inc., and Motient Ventures Holding Inc. held no material operating assets other than the stock of other subsidiaries and Motient’s interests in MSV.

For additional information regarding the business descriptions of the Company’s wholly owned subsidiaries, please refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and Note 1 to the Consolidated Financial Statements included therein.

Note 2.	Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

MOTIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accompanying consolidated financial statements include our accounts and those of the subsidiaries which we control. All inter-company accounts have been eliminated in consolidation. Equity investments in which we exercise significant influence but do not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Reference is made to the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2006 for a complete set of financial notes including the Company’s significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relating to its continuing operations include the valuation on its investment in MSV, the valuation of deferred tax assets and the valuation of its long-lived assets, particularly those related to TerreStar. Actual results could differ from those estimates. In addition, significant estimates related to Motient’s discontinued operations included its valuation for doubtful accounts and the valuation of long-lived terrestrial wireless assets.

Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period.

Stock-Based Compensation

All share-based payments granted subsequent to December 31, 2005, are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. All weighted average assumptions relating to the valuation of the Company’s stock options are made using the Black-Scholes option pricing model.

Restricted Cash and Investments

The Company had $29.3 million of restricted cash and investments at March 31, 2007 held in money market escrow accounts. Included in that amount is approximately $12.7 million restricted in accordance with the Company’s satellite construction contract, and approximately $10.7 million restricted in accordance with the Company’s preferred stock agreements. In addition, approximately $5.6 million is restricted in accordance with the Company’s asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation, and $0.3 million is restricted in accordance with various leases and security deposits.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an

MOTIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 and, if adopted, does not expect that it will have a material impact on the Company’s financial position or results of operations.

Note 3.	Property and Equipment

The components of property and equipment as of March 31, 2007 and December 31, 2006 are presented in the table below.

	March 31, 2007	December 31, 2006
	(In Thousands)
Network equipment	$892	$892
Lab equipment	6,316	1,791
Office equipment	1,999	1,498
Leasehold improvements	1,769	1,769
Satellite construction in progress	368,047	253,352

	379,023	259,302
Less accumulated depreciation	(402)	(133)

Property and equipment, net	$378,621	$259,169

Depreciation expense for the three months ended March 31, 2007 and 2006 was $0.3 million and $9,178, respectively.

Note 4.	Intangible Assets

Intangible assets as of March 31, 2007 and December 31, 2006 are presented in the table below.

	March 31, 2007	December 31, 2006
	(In Thousands)
FCC 2GHz licenses	$154,133	$154,133
Intellectual property	239	239
Intangible from common stock exchanges	59,712	—

	214,084	154,372

Less accumulated amortization	(13,136)	(10,107)

Intangible assets, net	$200,948	$144,265

Amortization expense for the three months ended March 31, 2007 and 2006 was $3.0 million and $1.31 million, respectively.

Note 5.	Investments

The Company used the equity method of accounting for our investment in MSV and used the cost method of accounting for our investment in SkyTerra, as described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and Note 2 to the Consolidated Financial Statements included therein.

MOTIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 12, 2007, the Company exchanged approximately 5.1 million limited partnership units of MSV for approximately 14.4 million shares of SkyTerra non-voting common stock. As a result of the exchange, Motient’s interest in MSV and SkyTerra was approximately 4.4% and 39.3%, respectively, as of March 31, 2007. In addition, we recognized a $10.2 million gain. The mark-to-market adjustment of $109 million for our investment in SkyTerra is included in our Consolidated Statements of Operations as an unrealized loss.

Note 6.	Long-Term Debt

On February 14, 2007, TerreStar issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), dated as of February 14, 2007, among TerreStar, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the date of issue at a rate of 15% per annum. If certain “milestones” are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar Notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes are scheduled to mature on February 15, 2014.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent.

As of March 31, 2007, TerreStar had $500.0 million Senior Secured notes outstanding and $9.4 million of accrued interest.

Note 7.	Common and Preferred Stock

Common Stock

From February 6, 2007 through February 16, 2007, Motient exchanged an aggregate of approximately 2.7 million shares of its common stock for approximately 1.5 million shares of TerreStar common stock with executives of MSV who exercised options to purchase shares of TerreStar common stock. Additionally, on March 28, 2007, Motient exchanged an aggregate of 920,598 shares of its common stock for 517,195 shares of TerreStar common stock with MSV executives who exercised options to purchase shares of TerreStar common stock.

On February 23, 2007, Motient exchanged 27,190 shares of its common stock for 15,680 shares of TerreStar common stock with a minority interest shareholder pursuant to an exchange agreement entered into in 2006.

On March 8, 2007, Motient completed the exchange of an aggregate of approximately 9.0 million shares of its common stock for approximately 5.0 million shares of TerreStar Networks Inc. common stock and 1.9 million shares of TerreStar Global common stock with BCE Inc. pursuant to an exchange agreement entered into in January 2007.

Under the purchase method of accounting, the above common stock exchanges were recorded at fair values as of the exchange date. As of March 31, 2007, the excess of the fair values of the common stock exchanged

MOTIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

resulted in an allocation of $59.7 million to intangible assets and a $6.2 million loss on impairment of intangibles, which includes the tax effect of the increase to the basis of the intangible assets and the recognized impairment loss. Thus, Motient’s ownership in TerreStar Networks and TerreStar Global were approximately 84.4% and 85.0%, respectively, as of March 31, 2007.

Preferred Stock

We account for our Series A and B Cumulative Redeemable Convertible Preferred Stock in accordance with the SEC’s Accounting Series Release No. 268 “Redeemable Preferred Stocks”. There were 90,000 shares of Series A and 318,500 shares of Series B Cumulative Convertible Preferred Stock outstanding as of March 31, 2007 and December 31, 2006, respectively.

Common Stock Purchase Warrants

Motient has issued warrants exercisable for common stock in connection with its various financing activities as described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and Notes 6 and 7 to the Consolidated Financial Statements included therein. There were approximately 5.7 million warrants exercisable for the Company’s common stock outstanding as of December 31, 2006.

The table below summarizes our warrant activity for the three months ended March 31, 2007.

Motient	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2007	5,713,445	$7.69
Granted	—	—
Canceled …	—	—
Exercised	(100,000)	3.00
Outstanding at March 31, 2007	5,613,445	$7.77

Note 8.	Employee Stock Benefit Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments based on estimated fair values.

We offer stock option awards and restricted stock units as our primary form of long-term incentive compensation. Stock option awards generally vest over three years and have a ten year term. Restricted stock unit awards generally vest over four years and are settled in shares of Motient stock after the vesting period.

Share-based compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures both at the date of grant as well as throughout the vesting period, based on the Company’s historical experience and future expectations. The Company uses the Black-Scholes-Merton option-valuation model to value stock option awards. The fair value of restricted stock unit awards is based on the fair value of Motient’s stock on the date of grant.

The Company did not grant new awards during the three months ended March 31, 2007.

MOTIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes our stock option activity for the three months ended March 31, 2007.

Motient	Options to acquire shares	Weighted- average exercise price per share
Outstanding at January 1, 2007	646,066	$18.48
Granted	—	—
Canceled …	—	—
Exercised	—	—
Outstanding at March 31, 2007	646,066	$18.48

TerreStar	Options to acquire shares	Weighted- average exercise price per share
Outstanding at January 1, 2007	6,569,254	$12.15
Granted	—	—
Canceled …	(107,213)	21.25
Exercised	(2,201,714)	0.51
Outstanding at March 31, 2007	4,260,327	$17.94

The table below summarizes our restricted stock activity for the three months ended March 31, 2007:

Motient	Restricted stock	Weighted- average grant date fair value
Outstanding at January 1, 2007	530,000	$15.70
Granted	—	—
Canceled	(20,000)	13.35
Exercised	—	—
Outstanding at March 31, 2007	510,000	$15.79

The table below summarizes our stock-based compensation expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Related to stock options granted in 2006	$712	$2,066
Related to restricted stock granted in 2006	165	1,025

Total stock-based compensation from continuing operations	877	3,091
Total stock-based compensation from discontinued operations	—	631

Total stock-based compensation	$877	$3,722

Note 9.	Commitments and Contingencies

In January 2007, the Company entered into a contract with Loral Space & Communications Inc. for the integration of the satellite and ATC components of our network, having a contract price of $22.5 million, of which $2.3 million was paid in 2006 under a letter of intent that was superseded by this contract.

MOTIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2007, Motient had no outstanding debt or preferred stock obligations, other than obligations with respect to the repayment of its series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. As of March 31, 2007, restricted cash of approximately $10.7 million represents the unpaid portion of the dividends that were required to be placed in escrow. This amount was paid out on April 15, 2007. Additional dividend payments after April 15, 2007 will be due bi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010.

In addition to the preferred stock commitment described above, the Company had the following contractual commitments as of March 31, 2007:

	TOTAL	< 1 yr	1-3 yrs	3-5 yrs	5+ yrs
TerreStar Satellites	$308,618	$245,981	$62,637	$—	$—
Operating Leases	14,720	3,774	6,761	4,155	30

Total	$323,338	$249,755	$69,398	$4,155	$30

Note 10.	Liquidity and Capital Resources

We will require approximately $95 million to $125 million of additional funding to meet our 2007 capital expenditure requirements and estimated operating expenses. These amounts do not take into consideration contributions we will receive under the Motient Funding Agreement. This agreement was executed in connection with TerreStar’s debt offering and provides that Motient Venture Holdings Inc agreed to contribute to TerreStar approximately 8.6 million shares of SkyTerra common stock or cash in an amount equal to the net proceed from the sale of such shares. We will need to seek financing to meet these funding requirements but we cannot assure you that we will obtain such financing on favorable terms or at all.

Commencing in 2008, we expect to make substantial capital expenditures, primarily for the terrestrial component build out of our network. We anticipate focusing the build out of the terrestrial component of our network initially in several key markets, with further expansion based on customer requirements. We estimate that the cost to establish terrestrial coverage could require, on average, between $40 million and $60 million per market. We will also require funds for selling, general and administrative expenses, working capital, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations.

The cost of building and deploying our network could exceed our estimates. For example, the costs for the build out of the terrestrial component of our network could be greater, perhaps significantly, than our current estimates due to changing costs of supplies, market conditions and other factors over which we have no control. The rate at which we build out the terrestrial component of our network will also depend on customer requirements.

If we require more funding than we currently anticipate, or we cannot meet our financing needs, our ability to operate our business, our financial condition and our results of operation could be adversely affected.

The cash requirements for TerreStar, along with the possible obligation to redeem $90 million of the Series A Preferred Stock (as discussed below in Legal Matters), may place significant pressures on our liquidity position and the value of our assets and/or investments. If future cash requirements exceed those currently anticipated, we may require additional financing in amounts that will be material in advance of the currently anticipated funding timeframes. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Note 11.	Legal Matters

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of the Company, filed a lawsuit in Dallas County, Texas against us challenging the validity of the Series A

MOTIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On October 7, 2005, the same four of Mr. Dondero’s affiliates who filed the Texas rescission litigation filed suit in the Delaware Court of Chancery to enjoin an exchange offer by virtue of which Motient was to exchange Motient’s outstanding Series A Preferred for a new class of Series B Preferred. While this lawsuit remains on the docket of the Court of Chancery, the exchange offer was completed and the Highland plaintiffs never set their request for injunction for hearing; there has been no activity in this case since late 2005.

On October 19, 2005, the Company filed two lawsuits against James D. Dondero, one in the United States District Court for the Northern Division of Texas and one in the District Court of Dallas County, Texas. The petition filed in state court alleges that Mr. Dondero has seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. In the suit filed in Federal court—in which the Highland affiliates which were members of Mr. Dondero’s proxy fight group were also named as defendants—the Company alleges the filing of false and misleading Forms 13D in violation of the federal securities laws. The suit filed in Federal court was dismissed after the United States District Court ruled that the Company’s complaint was subject to a heightened pleading standard under the Private Securities Litigation Reform Act; the Company, which disagrees with the ruling, elected not to replead, but rather to appeal the dismissal. The Company’s appeal remains pending. The state court recently entered summary judgment dismissing the fiduciary suit on the ground that the United States District Court’s pleading-related dismissal of federally statutory claims was res judicata with respect to the state fiduciary duty claims. The Company disagrees with the judgment and will appeal.

On April 24, 2006, Highland Select Equity Fund—another of Mr. Dondero’s Highland affiliates—filed suit in the Delaware Court of Chancery against Motient, attempting to compel the production of books and records by Motient pursuant to Section 220 of the Delaware General Corporation Law. In July 2006, after trial, the Court of Chancery entered judgment on behalf of Motient, dismissing the suit and awarding costs to Motient. The Plaintiff appealed to the Delaware Supreme Court. After oral argument, a remand to the Court of Chancery for clarification of certain aspects of its opinion, and the Court of Chancery’s issuance of a Report was requested by the Supreme Court, the judgment of the Court of Chancery was affirmed.

On June 19, 2006, the same four of Mr. Dondero’s Highland affiliates who filed the Texas rescission litigation filed suit in Texas state court seeking to rescind Motient’s agreement with SkyTerra Communications, Inc. to exchange shares of MSV, to enjoin the closing of the associated transaction, and to rescind Motient’s consulting agreement with Communications Technology & Advisors (“CTA”). Motient and CTA removed the case to federal court and moved for dismissal. After oral argument on such motions, the United States Magistrate Judge recommended that the United States District Court dismiss the suit. On January 24, 2007, the United States District Court accepted the Magistrate Judge’s recommendation and dismissed Highland’s suit. Highland has not appealed, and the judgment of dismissal accordingly is now final.

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

MOTIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12.	Related Party Transactions

The Company incurred $3.5 million in obligations to related parties for service dependent activities during the three months ended March 31, 2007. Of this amount, $3.3 million was incurred to Hughes for satellite related services and $159,543. was incurred to MSV for intellectual property related services. For the three months ended March 31, 2006, $1.4 million was incurred to Hughes Networks Systems LLC, and $1.1 million was incurred to MSV and $0.3 million was incurred to CTA for similar services.

Note 13.	Subsequent Events

On April 12, 2007, TerreStar Networks Inc. (“TerreStar”), TerreStar Networks Holdings (Canada) Inc. (“TerreStar Canada Holdings”), TerreStar Networks (Canada) Inc. (“TerreStar Canada”), TMI Communications and Company, Limited Partnership (“TMI Communications”), BCE Inc. and certain other parties executed various agreements relating to TerreStar Canada (collectively, the “Transfer Agreements”). TerreStar owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by TMI Communications. TMI Communications was obligated to transfer to TerreStar Canada, or to an eligible entity designated by TerreStar, its 2 GHz approval in principle from Industry Canada which authorized TMI Communications to launch and operate a 2 GHz MSS S-band satellite from the 111.1 degrees west orbital position.

On April 30, 2007, Industry Canada granted an application by TMI Communications and Company, Limited Partnership (TMI) to transfer its 2 GHz mobile satellite service Approval in Principal (AIP) to TerreStar Networks (Canada) Inc., a company owned by TerreStar Networks Inc. and TMI. This authorization transfers the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 W.L. orbital location in order to provide mobile satellite services in Canada.

On April 26, 2007 Motient exchanged an aggregate of 1,659,045 shares of its common stock for 932,048 shares of common stock of TerreStar Networks Inc. with three holders of options to purchase shares of TerreStar common stock who exercised those options and exchanged the underlying shares for shares of Motient common stock. Motient was obligated to effect the exchange pursuant to certain obligations relating to Motient’s exchange of shares of its common stock for shares of TerreStar common stock held by certain funds affiliated with Columbia Capital (“Columbia”) and Spectrum Equity Investors (“Spectrum”) that was completed on September 25, 2006. Pursuant to Motient’s agreements with Columbia and Spectrum, as well as provisions in the TerreStar Stockholders Agreement, Motient was obligated to exchange shares of Motient common stock for shares of TerreStar common stock held by other TerreStar stockholders on the same economic terms as the transactions Motient entered into with Columbia and Spectrum. Each of these former TerreStar option holders waived a closing condition in their exchange agreement with Motient requiring that a registration statement covering the resale of the Motient shares they received be effective prior to the closing of the exchange. The shares were issued to the former TerreStar option holders who are accredited investors within the meaning of Rule 501 of Regulation D in reliance on exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Appropriate restrictive legends were affixed to the certificates representing the shares of Motient common stock issued to the former TerreStar option holders. After completing this exchange, Motient’s ownership in Terrestar increased to approximately 86%.

On May 8, 2007, Loral Space & Communications Inc. (“Loral”) issued a press release announcing its first quarter financial results for 2007. In the release, Loral identified four geostationary satellites scheduled for delivery in 2007 and TerreStar-1 was not identified on this list. At this time, we have not received notification from Loral under our contract that the TerreStar-1 delivery schedule has been delayed. Our next quarterly project review with Loral will be held on May 22, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe”, “project”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following MD&A is intended to help the reader understand Motient Corporation. It is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the financial statements contained in this quarterly report.

Business

Motient Corporation is in the wireless communications business. Our business is TerreStar Network Inc., a Reston, Virginia based future provider of advanced mobile satellite services for the North American market. In cooperation with its Canadian partner, TMI, TerreStar plans to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. The system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas, and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service, or MSS, in the S-band in conjunction with ATC, TerreStar can effectively deploy an integrated satellite and terrestrial wireless communications network. This network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. TerreStar is in the process of building its first satellite pursuant to a construction contract with Space Systems/Loral, Inc. Once launched, the satellite, with an antenna almost sixty feet across, will be able to communicate with terrestrial base stations and standard wireless devices.

Our ability to offer these services depends on TerreStar’s right to receive certain regulatory authorizations allowing it to provide MSS in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, we must apply for ATC licenses in the United States and Canada separately from our satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada.

At March 31, 2007, Motient had six wholly owned subsidiaries. Motient Communications Inc., a wholly owned subsidiary, owned the assets comprising Motient’s discontinued core wireless business, except for the assets related to Motient’s Federal Communications Commission, or FCC, licenses, which were held in a separate subsidiary, Motient License Inc. Motient’s other four subsidiaries, Motient Holdings Inc., Motient Services Inc., MVH Holdings Inc., and Motient Ventures Holding Inc. held no material operating assets other than the stock of other subsidiaries and Motient’s interests in MSV, SkyTerra, TerreStar and TerreStar Global.

On May 11, 2005, we acquired operating control in TerreStar through our acquisition of an additional 13.4% ownership in TerreStar increasing our ownership to approximately 61%. Prior to that date, TerreStar was a subsidiary of MSV established to, among other things, develop a satellite communications system using frequencies in the 2 GHz band, that are part of what is often known as the “S-band.” We acquired our ownership interest in TerreStar when, in conjunction with a spin-off of TerreStar to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar common stock. In conjunction with this transaction, TerreStar also entered into an agreement with MSV pursuant to which TerreStar has a perpetual, royalty-free license to utilize MSV’s patent portfolio, including those patents related to “ancillary terrestrial component”, or ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

Since May 11, 2005, we have consolidated the financial results of TerreStar with our financial results.

In September 2006, we exchanged shares of our common stock for shares of TerreStar common stock held by certain funds affiliated with Columbia Capital, or Columbia, and Spectrum Equity Investors, or Spectrum. Pursuant to our agreements with Columbia and Spectrum, as well as provisions in the TerreStar Stockholders Agreement, we were obligated to exchange shares of our common stock for shares of TerreStar common stock held by other TerreStar stockholders on the same economic terms as the transactions we entered into with Columbia and Spectrum. Each of these former TerreStar option holders waived a closing condition in their exchange agreement with us requiring that a registration statement covering the resale of the Motient shares they received be effective prior to the closing of the exchange.

Since January 2007, we have exchanged approximately 14.3 million shares of our common stock for approximately 7.96 million shares of TerreStar common stock with holders of TerreStar common stock or options to purchase shares of TerreStar common stock that were exercised immediately prior to the exchange. We have agreed to file a resale registration statement to register the resale of these shares.

Under the purchase method of accounting, the above common stock exchanges were recorded at fair values as of the exchange date. As of March 31, 2007, the excess of the fair values of the common stock resulted in an allocation of $59.7 million to intangible assets and a $6.2 million loss on impairment of intangibles, which includes the tax effect of the increase to the basis of the intangible assets and the recognized impairment loss. Thus, Motient’s ownership in TerreStar Networks and TerreStar Global were approximately 84.4% and 85.0%, respectively, as of March 31, 2007. Following an exchange that occurred in April 2006 our ownership of TerreStar increased to approximately 86%.

As part of the TerreStar spin-off, TMI Communications became contractually obligated to transfer to TerreStar Canada, or to an eligible entity designated by TerreStar, its 2 GHz approval in principle from Industry Canada which authorized TMI Communications to launch and operate a 2GHz MSS S-band satellite from the 111.1 degrees west orbital position.

On April 30, 2007, Industry Canada granted an application by TMI Communications and Company, Limited Partnership (TMI) to transfer its 2 GHz mobile satellite service Approval in Principal (AIP) to TerreStar Networks (Canada) Inc., a company owned by TerreStar Networks Inc. and TMI. This authorization transfers the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 W.L. orbital location in order to provide mobile satellite services in Canada.

TerreStar owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of

TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by TMI Communications. TerreStar’s interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar. In late 2006, TerreStar spun-off TerreStar Global to TerreStar’s stockholders. As a result, Motient became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar made capital contributions to TerreStar Global of approximately $5.0 million. In late 2006, TerreStar Global also raised an additional $5.0 million through a rights offering from its shareholders. As of March 31, 2007, Motient owned approximately 85.0% of the outstanding shares of TerreStar Global.

Through TerreStar Global, we plan to build, own and operate a Pan-European resilient, interoperable two-way communications network to address public protection and disaster relief as well as provide broadband connectivity in rural regions to help narrow the digital divide. As Europe’s first next-generation integrated mobile satellite and terrestrial communication network, TerreStar Global plans to deliver universal access and tailored applications over a fully-optimized IP network.

Motient has investments in Mobile Satellite Ventures LP, (“MSV”), a satellite communications company, and MSV’s parent, SkyTerra Communications, Inc. (“SkyTerra”). Motient’s investment in MSV is governed by stockholder agreements with the other equity owners of MSV. Our interest in SkyTerra is non-voting.

On February 12, 2007, the Company exchanged approximately 5.1 million limited partnership units of MSV for approximately 14.4 million shares of SkyTerra non-voting common stock. As a result of the exchange, Motient’s interest in MSV and SkyTerra was approximately 4.4% and 39.3%, respectively, as of March 31, 2007. In addition, we recognized a $10.2 million gain. The mark-to-market adjustment of $109 million for our investment in SkyTerra is included in our Consolidated Statements of Operations as an unrealized loss.

Terrestrial Wireless Business—Discontinued Operations

In September 2006, various wholly-owned subsidiaries of Motient sold, pursuant to an asset purchase agreement (the “Agreement”) with Geologic Solutions, Inc., or GeoLogic and Logo Acquisition Corporation, a wholly-owned subsidiary of GeoLogic, or Logo, to Logo most of the assets relating to Motient’s terrestrial DataTac network and its iMotient platform (the “Terrestrial Wireless Business”), and Logo assumed most of the post-closing liabilities relating to the Terrestrial Wireless Business. The assets and liabilities being transferred were limited to those that relate to the current operations of Motient’s terrestrial wireless network, and do not include any assets or liabilities related to TerreStar or MSV. Under the Agreement, Logo paid Motient the sum of $1 in cash, plus assumed most of the post-closing liabilities associated with the purchased assets, as well as certain of the costs of the employees that Logo transitioned from Motient. Also, GeoLogic guaranteed Logo’s performance of any indemnification obligations to Motient under the Agreement. Our historical financial statements reflect this business as a discontinued operation.

Results of Operations

	Three Months Ended March 31,		Change
	2007	2006	Dollar	Percent
	(in thousands)
Operating expenses
General and administrative	$18,306	$8,582	$9,724	113.3%
Research and development	11,158	1,255	9,903	789.1%
Depreciation and amortization	3,298	1,319	1,979	150.0%
Loss on impairment of intangibles	6,200	—	6,200	NM

Total Operating Expenses	$38,962	$11,156	$27,806

NM:	Not Meaningful

General and administrative expenses increased by $9.7 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to a $2.8 million increase in salaries and benefits, and other employee related costs. The number of full-time employees increased to 105 as of March 31, 2007 from 93 as of December 31, 2006. Additionally, consulting fees increased by $6.7 million related to engineering, marketing and systems development for TerreStar.

We expect certain general and administrative expenses to continue to increase as a result of increased costs to support the growth in the number of employees and overall expansion of our business.

Research and development costs increased by $9.9 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase is primarily to support the development of TerreStar Networks satellite and terrestrial systems. We expect these costs to increase as we continue to build out the network.

Depreciation and amortization increased by $2.0 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. During the current quarter, Motient engaged in several exchange transactions of its common stock for TerreStar common stock with minority interest shareholders. The common stock exchanges resulted in an allocation of $59.7 million to intangible assets, including the tax effect. Thus, amortization expense increased by $1.7 million due to the exchange transactions.

Loss on impairment of intangibles increased by $6.2 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase is attributed to Motient’s common stock exchange transactions.

Other Income and Expenses

	Three Months Ended March 31,		Change
	2007	2006	Dollar	Percent
		(in thousands)
Other income/expense
Interest expense	$(19,155)	$—	$(19,155)	NM
Interest and other income	5,360	2,337	3,023	129.4%
Equity in losses of MSV	(3,016)	(8,193)	5,177	(63.2)%
Minority interests in losses of TerreStar	7,529	2,328	5,201	223.4%
Minority interests in losses of TerreStar Global	368	—	368	NM
Unrealized loss on MSV/Skyterra exchange transactions	(99,575)	—	(99,575)	NM

NM:	Not Meaningful

Interest expense increased by $19.2 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase is attributable to the TerreStar Networks $500.0 million Senior Secured notes issued in February 2007, Motient’s $200.0 million Senior Secured Notes issued in November 2006 and the write-off of financing fees related to Motient’s total payoff of the $200.0 million debt. The amounts of the increase related to these events are $9.4 million, $4.0 million and $5.0 million respectively. We expect interest expense to increase as the notes mature.

Liquidity and Capital Resources

Our future financial performance will depend on the successful implementation of our business plan. As of March 31, 2007, the Company had $343.4 million of cash on hand, excluding restricted cash, of which approximately $4.9 million was held at Motient Corporation, $331.8 million was held at TerreStar and $6.7 million was held at TerreStar Global.

We will require significant funding to finance the execution of our business strategy, including funds for the construction and launch of our primary and spare satellites and for our terrestrial network buildout.

As of March 31, 2007, we had aggregate contractual payment obligations of approximately $323.3 million, consisting of approximately $308.6 million for the TerreStar satellites and approximately $14.7 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas.

In January 2007, we entered into an agreement with Loral for satellite network integration services under which we incurred an additional obligation of $22.5 million. Of this amount, $2.3 million was pre-paid in 2006 and $6.0 million is due in 2007.

In February 2007, Motient repaid the $200.0 million Motient Senior Secured Notes with cash on hand and the repayment to Motient by TerreStar of approximately $70.0 million.

On February 14, 2007, TerreStar issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), dated as of February 14, 2007, among TerreStar, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the date of issue at a rate of 15% per annum. If certain “milestones” are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes are scheduled to mature on February 15, 2014.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent.

In connection with the issuance of the TerreStar Notes, Motient, MVH, and TerreStar entered into a letter agreement dated February 14, 2007 (the “Motient Funding Agreement”), pursuant to which MVH agreed to contribute to TerreStar, at MVH’s option, either (i) 8,644,406 shares of common stock issued by SkyTerra (such shares, the “SkyTerra Shares”) or (ii) cash in an amount equal to the proceeds (net of selling expenses and taxes) from the sale of the SkyTerra Shares to one or more third party buyers, in either case in exchange for a number of shares of common stock of TerreStar equal to the product of (A) (x) the average of the bid and ask prices for one SkyTerra Share at the close of trading on the last trading day prior to the day of such contribution divided by

(y) the fair market value of one share of TerreStar common stock at the close of trading on such last trading day prior to the day of such contribution (as determined in good faith by the board of directors of TerreStar) multiplied by (B) 8,644,406. Such contribution will be made either (i) upon TerreStar’s demand at any time after the earlier of the date on which MVH’s equity interest in TerreStar equals or exceeds 80% or October 31, 2007 or (ii) at any time at MVH’s option.

The Funding Agreement also provides for the grant by MVH of a security interest in the SkyTerra Shares and the proceeds thereof to TerreStar. TerreStar’s interest under the Funding Agreement is pledged under the U.S. Security Agreement.

The TerreStar Notes are guaranteed (the “Guarantees”) on a senior secured basis by TerreStar Networks Holdings (Canada) Inc. (“TerreStar Canada Holdings”) and TerreStar Networks (Canada) Inc. (“TerreStar Canada”). The Guarantees are secured by a first priority security interest in the assets of TerreStar Canada Holdings and TerreStar Canada, subject to certain exceptions, pursuant to a Canadian Security Agreement (the “Canadian Security Agreement”), dated as of February 14, 2007, among TerreStar Canada Holdings, TerreStar Canada and U.S. Bank National Association, as collateral agent.

The TerreStar Notes are the senior secured obligations of TerreStar and will rank senior to its future debt that is expressly subordinated in right of payment to the TerreStar Notes. The TerreStar Notes rank equally with all of TerreStar’s future liabilities, and would be structurally subordinated to all the liabilities of any of TerreStar’s future subsidiaries that do not guarantee the TerreStar Notes.

The Guarantees are the senior secured obligations of TerreStar Canada Holdings and TerreStar Canada and rank senior to all of their existing and future debt that is expressly subordinated in right of payment to the Guarantees. The Guarantees rank equally with all of the existing and future liabilities of TerreStar Canada Holdings and TerreStar Canada that are not so subordinated.

We will require approximately $95 million to $125 million of additional funding to meet our 2007 capital expenditure requirements and estimated operating expenses. These amounts do not take into consideration contributions we will receive under the Motient Funding Agreement. We will need to seek financing to meet these funding requirements but we cannot assure you that we will obtain such financing on favorable terms or at all.

Commencing in 2008, we expect to make substantial capital expenditures, primarily for the terrestrial component buildout of our network. We anticipate focusing the buildout of the terrestrial component of our network initially in several key markets, with further expansion based on customer requirements. We estimate that the cost to establish terrestrial coverage could require, on average, between $40 million and $60 million per market. We will also require funds for selling, general and administrative expenses, working capital, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations.

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

The cash requirements for TerreStar, along with the possible obligation to redeem $90 million of the Series A Preferred Stock, may place significant pressures on our liquidity position and the value of our assets and/or investments. If future cash requirements exceed those currently anticipated, we may require additional financing in amounts that will be material in advance of the currently anticipated funding timeframes. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Summary of Cash Flows For The Three Months Ended March 31, (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net cash used in Operating Activities	$(31,552)	$(4,725)
Net cash used in Investing Activities	(81,830)	(23,355)
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	298,309	90
Proceeds from issuance of employee stock options	1,119	21
Debt issuance costs and other charges	(14,413)	—
Net cash provided by Financing Activities	285,015	111

Net cash provided by (used in) by continuing operations	171,633	(27,969)

Net cash used in discontinued operating activities	(151)	(3,743)
Net cash provided by (used in) discontinued investing activities	280	(11)
Net cash provided by (used) in discontinued operations	129	(3,754)

Net increase (decrease) in cash and cash equivalents	171,762	(31,723)
Cash and Cash Equivalents, beginning of period	171,665	179,524

Cash and Cash Equivalents, end of period	$343,427	$147,801

Operating Activities

Cash used in operating activities increased by $26.8 million as compared to the first quarter of 2006. The change in operating activities is attributed to an increase of $2.8 million related to salaries and benefits, and other employee related costs. The number of full-time employees increased to 105 as of March 31, 2007 from 93 as of December 31, 2006. The increase of $6.7 million is related to consulting fees associated with engineering, marketing and systems development for TerreStar.

The net change in assets and liabilities during the three months ended March 31, 2007 of $6.4 million was primarily due to an increase in accrued interest of $9.4 million and offset by a decrease in accounts payable and accrued expenses of $1.9 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2007 was $81.8 million as compared to $23.4 million for the same period in 2006. The 2007 cash usage was primarily attributable to payments made for satellite construction and other terrestrial network related equipment purchased for our Dallas testing laboratory.

Financing Activities

Net cash provided by financing activities was $285 million for the three months ended March 31, 2007 as compared to the $0.1 million for the same period in 2006. The increase is a result of the $500 million Senior Secured PIK Notes TerreStar issued on February 14, 2007, offset by the repayment of the $200 million Motient Senior Secured Notes issued in November 2006.

Discontinued Operations

Net cash provided from discontinued operations was $0.1 million for the three months ended March 31, 2007 as compared to net cash used of $3.7 million for the same period in 2006. The cash provided was attributable to the release of restricted cash related to the asset sale between Motient and GeoLogic which occurred in September 2006.

Debt Obligations

On February 14, 2007, TerreStar issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), dated as of February 14, 2007, among TerreStar, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the date of issue at a rate of 15% per annum. If certain “milestones” are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes are scheduled to mature on February 15, 2014.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent.

Contractual Cash Obligations

In January 2007, the Company entered into a contract with Loral for the integration of the satellite and ATC components of our network, having a contract price of $22.5 million, of which $2.3 million was paid in 2006 under a letter of intent that was superseded by this contract

As of March 31, 2007, Motient had no outstanding debt or preferred stock obligations, other than obligations with respect to the repayment of its series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. As of March 31, 2007, restricted cash of approximately $10.7 million represents the unpaid portion of the dividends that were required to be placed in escrow. This amount was paid out on April 15, 2007. Additional dividend payments after April 15, 2007 will be due bi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010.

In addition to the preferred stock commitment described above, the Company had the following contractual commitments as of March 31, 2007:

	TOTAL	< 1 yr	1-3 yrs	3-5 yrs	5+ yrs
TerreStar Satellites	$308,618	$245,981	$62,637	$—	$—
Operating Leases	14,720	3,774	6,761	4,155	30

Total	$323,338	$249,755	$69,398	$4,155	$30

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

Critical Accounting Policies and Significant Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting practices.

Valuation of Long-Lived Assets

We evaluate whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in FCC license issuances or the condition of an asset, or a change in management’s intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets.

We use the criteria in SFAS No. 144 to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, we do not retrospectively adjust prior period balance sheets to conform to current year presentation.

We use the criteria in SFAS No. 144 and EITF 03-13, “Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether our components that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, we must not have significant continuing involvement in the operations after the disposal (i.e. we must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the assets sold must have been eliminated from the Company’s ongoing operations (i.e. the Company does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, would be reflected as (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales would be recorded in continuing operations as Gains (Losses) on Sales of Other Assets, net, in the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 and, if adopted, does not expect that it will have a material impact on the Company’s financial position or results of operations.

Off-Balance Sheet Financing

As of March 31, 2007, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not have exposure to market risk associated with activities in derivative financial instruments or derivative commodity instruments. Currently, we invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During this quarter, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, please refer to Note 11 to the Consolidated Financial Statements contained in this quarterly report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of equity securities that occurred during the first quarter of 2007 were reported on current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of the Company (as restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 2 Registration Statement on Form 8-A, filed May 1, 2002).

3.2	Amended and Restated Bylaws of the Company (as amended and restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

3.3	Certificate of Correction filed to correct a certain error in the Certificate of Designations of the Series A Cumulative Convertible Preferred Stock of Motient Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K/A filed on August 3, 2005).

3.4	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 31 to Registrants Current Report on Form 8-K filed on October 31, 2005).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

10.52**	Addendum and Amendment to the Contract Between TerreStar Networks Inc. and Hughes Network Systems, LLC (HNS) For Design, Development and Supply of Satellite Base Station Subsystem (S-BSS) dated April 13, 2007 and effective as of February 6, 2007 (S-BSS Contract).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the President and Chief Executive Officer (principal executive officer).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Executive Vice President and Chief Financial Officer (principal financial officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer)

**	Filed herewith and pursuant to a confidential treatment request for certain portions of this document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIENT CORPORATION
(Registrant)

May 10, 2007	/s/ NEIL L. HAZARD
Neil L. Hazard Executive Vice President and Chief Financial Officer and duly authorized officer to sign on behalf of the registrant)