Form 10-Q
period 2007-06-30
TERRESTAR CORP
filed 2007-08-09
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33546

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

Number of shares of common stock outstanding at August 3, 2007: 85,958,177

MOTIENT CORPORATION

Caution Regarding Forward-Looking Information; Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications will contain forward-looking statements. Forward-looking information is often, but not always identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to us concerning anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this quarterly report on Form 10-Q are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in such forward-looking statements. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Our public filings are available at www.motient.com and on EDGAR at www.sec.gov.

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K, as amended, for the year ended December 31, 2006 as well as Part II, Item IA—”Risk Factors” of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Motient Corporation

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2007 and 2006

(in thousands, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Expenses
General and administrative	$42,212	$20,367	$60,518	$28,949
Research and development	9,907	1,723	21,065	2,978
Depreciation and amortization	4,643	1,321	7,941	2,640
Loss on impairment of intangibles	499	—	6,699	—

Total operating expenses	57,261	23,411	96,223	34,567

Operating loss from continuing operations	(57,261)	(23,411)	(96,223)	(34,567)
Interest expense	(11,905)	—	(25,094)	—
Other expense	(507)	—	(6,502)	—
Interest and other income	2,226	2,079	7,615	4,416
Equity in losses of MSV	(1,594)	(9,187)	(4,610)	(17,380)
Minority interests in losses of TerreStar	4,744	4,756	12,273	7,084
Minority interests in losses of TerreStar Global	346	—	714	—
Gain/(loss) on investments	—	—	(99,575)	—

Loss from continuing operations before income taxes	(63,951)	(25,763)	(211,402)	(40,447)
Income tax benefit/(expense)	820	—	(430)	—

Net loss from continuing operations	(63,131)	(25,763)	(211,832)	(40,447)
Loss from discontinued operations	—	(16,312)	—	(21,683)

Net loss	(63,131)	(42,075)	(211,832)	(62,130)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(5,933)	(5,885)	(11,789)	(11,693)
Accretion of issuance costs associated with Series A and Series B	(1,054)	(998)	(2,084)	(1,974)

Net loss available to Common Stockholders	$(70,118)	$(48,958)	$(225,705)	$(75,797)

Basic & Diluted Loss Per Share	$(0.83)	$(0.52)	$(2.85)	$(0.86)

Basic & Diluted Loss Per Share—Discontinued Operations	$—	$(0.26)	$—	$(0.34)

	$(0.83)	$(0.77)	$(2.85)	$(1.20)

Basic & Diluted Weighted-Average Common Shares Outstanding	84,581	63,174	79,323	63,168

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Motient Corporation

Condensed Consolidated Balance Sheets

As of June 30, 2007 and December 31, 2006

(in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267,762	$171,665
Cash committed for satellite construction costs	2,748	24,486
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	—	10,723
Restricted cash for Senior Secured Notes	—	13,087
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,346	4,255
Deferred issuance costs associated with Senior Secured Notes	—	5,708
Deferred issuance costs associated with TerreStar Notes	2,030	—
Assets held for sale	317	367
Other current assets	3,940	2,602

Total current assets	281,143	232,893
Restricted investments	3,516	6,255
Property and equipment, net	441,014	259,169
Intangible assets, net	217,353	144,265
Investment in MSV	39,157	184,665
Investment in Skyterra	347,005	293,510
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock, net of current portion	8,517	10,692
Notes receivable and accrued interest, thereon	757	—
Deferred issuance costs associated with TerreStar Notes, net of current portion	11,419	—

Total assets	$1,349,881	$1,131,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,299	$12,415
Accounts payable to Loral for satellite construction contract	3,125	9,073
Accrued income taxes payable	89	4,641
Deferred rent and other current liabilities	1,044	1,199
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	9,240	8,174
Senior Secured Notes and accrued interest, thereon	—	202,267
Current liabilities of discontinued operations	34	45

Total current liabilities	33,831	237,814
Deferred rent and other long-term liabilities	2,884	3,049
TerreStar Notes and accrued interest, thereon	528,757	—

Total liabilities	565,472	240,863

Commitments and Contingencies
Minority interest in TerreStar	23,890	68,617
Minority interest in TerreStar Global	432	1,633
Series A cumulative convertible preferred stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at June 30, 2007 and December 31, 2006)	90,000	90,000
Series B cumulative convertible preferred stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at June 30, 2007 and December 31, 2006	318,500	318,500
STOCKHOLDERS’ EQUITY:
Common stock; voting (par value $0.01; 200,000,000 shares authorized,
89,909,379 and 73,663,208 shares issued, 85,958,177 and 69,712,006 shares outstanding at June 30, 2007 and December 31, 2006, respectively)	899	737
Additional paid-in capital	1,048,892	886,463
Common stock purchase warrants	64,097	73,200
Less: 3,951,202 common shares held in treasury stock at June 30, 2007 and December 31, 2006	(73,877)	(73,877)
Accumulated other comprehensive income	11,968	—
Accumulated deficit	(700,392)	(474,687)

Total stockholders’ equity	351,587	411,836

Total liabilities and stockholders’ equity	$1,349,881	$1,131,449

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Motient Corporation

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(in thousands)

Unaudited

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(211,832)	$(62,130)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations	—	(21,683)
Depreciation and amortization	7,941	2,640
Write off of financing fees	5,708	—
Equity in losses of MSV	4,610	17,380
Minority interests in losses of TerreStar Global	(714)	—
Minority interests in losses of TerreStar	(12,273)	(7,084)
Amortization of deferred financing costs	761	—
Non-cash 401(k) match	—	98
Non-cash stock-based compensation expense	26,766	14,441
Loss on Skyterra investment	109,747	—
Loss on impairment of intangibles	6,699	—
Restricted stock forfeited	(41)	—
Gain on exchange of MSV units for SkyTerra Shares	(10,172)	—
Interest income	(1,108)	—
Translation adjustment	3	—
Changes in assets and liabilities:
Assets held for sale	50	—
Other current assets	(237)	(370)
Accounts payable and accrued expenses	1,463	(1,942)
Accrued interest	18,060	—
Deferred rent and other liabilities	(320)	(7)

Net cash used in continuing operating activities	(54,889)	(58,657)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Restricted cash and investments	34,825	50,826
Accounts payable to Loral for satellite construction contract	—	(59,771)
Notes Receivable—TerreStar Canada	(750)	—
Additions to property and equipment	(179,150)	(49,047)

Net cash used in continuing investing activities	(145,075)	(57,992)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of TerreStar Notes	500,000	—
Proceeds from issuance of equity securities	4,515	90
Stock issuance costs and other charges	15	—
Repayments of the Motient Senior Notes	(200,000)	—
Proceeds from issuance of employee stock options	2,157	278
Purchase of Treasury Stock	—	(6,789)
Dividends paid on Series A Cumulative Convertible Preferred Stock	—	(10,723)
Debt issuance costs and other charges	(13,354)	—

Net cash provided (used) by continuing financing activities	293,333	(17,144)

Net cash provided (used) by continuing operations	93,369	(133,793)

Net cash provided (used) in discontinued operating activities	(11)	38,792
Net cash provided (used) in discontinued investing activities	2,739	(45)
Net cash provided (used) by discontinued financing activities	—	—

Net cash provided (used) by discontinued operations	2,728	38,747

Net increase (decrease) in cash and cash equivalents	96,097	(95,046)
CASH AND CASH EQUIVALENTS, beginning of period	171,665	179,524

CASH AND CASH EQUIVALENTS, end of period	$267,762	84,478

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Description of Business

Motient Corporation (with its subsidiaries, “Motient” or the “Company”) is in the wireless communications business through its ownership of TerreStar Networks Inc. (“TerreStar”), its principal operating entity and TerreStar Global Ltd. (“TerreStar Global”). Motient also has investments in Mobile Satellite Ventures LP, (“MSV”), a satellite communications company, and MSV’s parent, SkyTerra Communications, Inc. (“SkyTerra”). Motient’s investment in TerreStar is governed by a stockholder agreement and its interest in SkyTerra is non-voting. As of June 30, 2007, Motient’s interest in MSV and SkyTerra was approximately 4.4% and 39.0%, respectively.

The Company’s primary business is TerreStar Networks Inc., a Reston, Virginia based future provider of advanced mobile satellite services for the North American market. In cooperation with its Canadian partner, TMI Communications and Company, Limited Partnership (“TMI”), TerreStar plans to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. The system build out will be based on an integrated satellite and ground-based technology which will provide service in the most hard-to-reach geographic areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

Motient operated a two-way terrestrial wireless data communications service for customers until September 14, 2006. On September 14, 2006, Motient sold the assets and liabilities relating to that business. Our historical financial statements present this terrestrial wireless business as a discontinued operation. Pursuant to such presentation, the Company’s current period continuing operations are reflected as a single operating unit.

At June 30, 2007, Motient had six wholly owned subsidiaries, an 85.3% interest in TerreStar, an 85.0% interest in TerreStar Global, a 39.0% non-voting interest in SkyTerra and a 4.4% interest in MSV. Motient Communications Inc., a wholly owned subsidiary, owned the assets comprising Motient’s discontinued core wireless business, except for the assets related to Motient’s Federal Communications Commission, or FCC, licenses, which were held in a separate subsidiary, Motient License Inc. Motient’s other four subsidiaries, Motient Holdings Inc., Motient Services Inc., MVH Holdings Inc., and Motient Ventures Holding Inc. held no material operating assets other than the stock of other subsidiaries and Motient’s interests in MSV.

For additional information regarding the business descriptions of the Company’s wholly owned subsidiaries, please refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and Note 1 to the Consolidated Financial Statements included therein, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2006.

Note 2. Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements include our accounts and those of the subsidiaries which we control. All inter-company transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Reference is made to the Company’s Annual Report on Form 10-K, as amended, filed with the SEC for the year ended December 31, 2006 for a complete set of financial notes including the Company’s significant accounting policies.

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relating to its continuing operations include the valuation of stock based compensation expense and the related weighted average assumptions, the valuation of its investment in MSV, the valuation of deferred tax assets and the valuation of long-lived assets, particularly those related to TerreStar. Actual results could differ from those estimates. In addition, significant estimates related to Motient’s discontinued operations included its valuation for doubtful accounts and the valuation of long-lived terrestrial wireless assets.

Restricted Cash and Investments

The Company had $6.2 million of restricted cash and investments at June 30, 2007 held in money market escrow accounts. Included in that amount is approximately $2.7 million restricted in accordance with the Company’s satellite construction contract. In addition, approximately $3.2 million is restricted in accordance with the Company’s asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation, and approximately $0.3 million is restricted in accordance with various leases and security deposits.

We use the equity method of accounting for our limited partnership investment in MSV in accordance with Emerging Issue Task Force (“EITF”) No. D-46, “Accounting for Limited Partnership Investments”, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) No. 78-9, “Accounting for Investments in Real Estate Ventures”. We recognize all changes in our proportionate share of the unconsolidated subsidiaries’ equity resulting from their equity transactions as adjustments to our investment and stockholders’ equity. We use the cost method to account for equity investments in all other unconsolidated entities. Additional information regarding our investments is more fully described in Note 5.

Supplemental Cash Flows Information

	Six Months Ended June 30,
	2007	2006
Interest paid	$7,034	$—
Income taxes paid	5,686	—

Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period.

Stock-Based Compensation

The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock-option awards under Statement of Financial Accounting Standard (“SFAS”) No. 123R. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 8.

Translation of Foreign Currencies

The assets and liabilities of foreign wholly-owned subsidiaries are translated into U.S. dollars at quarter-end exchange rates, with resulting translation gains and losses accumulated in a separate component of shareholders’ equity. Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the period.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year. The impact on adoption of FIN 48 is more fully described in Note 9.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159.

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Property and Equipment

The components of property and equipment as of June 30, 2007 and December 31, 2006 are presented in the table below.

	June 30, 2007	December 31, 2006
	(In Thousands)
Network equipment	$892	$892
Lab equipment	7,858	1,791
Office equipment	2,998	1,498
Leasehold improvements	1,769	1,769
Satellite construction in progress(1)	422,046	253,352
Asset under construction	6,380	—

	441,943	259,302
Less accumulated depreciation	(929)	(133)

Property and equipment, net	$441,014	$259,169

(1)	The satellite construction in progress includes $9.1 million of capitalized accrued interest as of June 30, 2007.

Depreciation expense for the three and six months ended June 30, 2007 and 2006 was $0.5 million and $0.8 million and $21,000 and $40,000, respectively.

Note 4. Intangible Assets

Intangible assets as of June 30, 2007 and December 31, 2006 are presented in the table below.

	June 30, 2007	December 31, 2006
	(In Thousands)
Intellectual property—Motient	$78,377	$78,377
Intellectual property— TerreStar	239	239
Intangible from common stock exchanges	155,989	75,756

	234,605	154,372
Less accumulated amortization	(17,252)	(10,107)

Intangible assets, net	$217,353	$144,265

Amortization expense for the three and six months ended June 30, 2007 and 2006 was $4.1 million and $7.1 million and $1.3 million and $2.6 million, respectively.

Note 5. Investments

On February 12, 2007, the Company exchanged approximately 5.1 million limited partnership units of MSV for approximately 14.4 million shares of SkyTerra non-voting common stock. As a result of the exchange, we recognized a $10.2 million gain for the three months ended March 31, 2007. For the three months ended March 31, 2007, we had a decline in the fair value of our SkyTerra investment that was considered to be other than temporary and as a result, we recognized an impairment of $109.7 million.

As of June 30, 2007, our investment in SkyTerra was $347.0 million included in non-current assets of the accompanying consolidated balance sheet. For the three and six months ended June 30, 2007, we recognized a $12.0 million gain included in other comprehensive income of the accompanying condensed consolidated balance sheets.

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2007, we held a 39.0% ownership interest in SkyTerra’s non-voting common stock. We plan to distribute a portion of our SkyTerra shares as a dividend to our shareholders and to sell the remaining shares.

As of June 30, 2007, our limited partnership investment in MSV was $39.2 million included in non-current assets of the accompanying consolidated balance sheet and we held a 4.4% ownership interest.

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

As of June 30, 2007, $528.8 million of TerreStar Notes was outstanding including $28.8 million of accrued interest.

Note 7. Common and Preferred Stock

Common Stock

From February 6, 2007 through February 16, 2007, Motient exchanged an aggregate of approximately 2.7 million shares of its common stock for approximately 1.5 million shares of TerreStar Networks common stock with executives of MSV who exercised options to purchase shares of TerreStar common stock. Additionally, on March 28, 2007, Motient exchanged an aggregate of 920,598 shares of its common stock for 517,195 shares of TerreStar Networks common stock with MSV executives who exercised options to purchase shares of TerreStar common stock.

On February 23, 2007, Motient exchanged 27,190 shares of its common stock for 15,680 shares of TerreStar Networks common stock with a shareholder pursuant to an exchange agreement entered into in 2006.

On March 8, 2007, Motient completed the exchange of an aggregate of approximately 9.0 million shares of its common stock for approximately 5.0 million shares of TerreStar Networks common stock and 1.9 million shares of TerreStar Global common stock with BCE Inc. pursuant to an exchange agreement entered into in January 2007.

On April 23, 2007, Motient exchanged 32,499 shares of its common stock for 18,258 shares of TerreStar Networks common stock with a shareholder pursuant to an exchange agreement entered into in 2006.

On April 26, 2007, Motient exchanged an aggregate of approximately 1.7 million shares of its common stock for 932, 048 shares of TerreStar Networks Inc. common stock with certain funds affiliated with Columbia Capital and Spectrum Equity Investors who exercised options to purchase shares of TerreStar Networks common stock pursuant to an exchanged agreement dated September 25, 2006. The funds affiliated with Columbia Capital and Spectrum Equity Investors exercised those options and exchanged the underlying shares for Motient common stock.

On May 11, 2007, Motient exchanged 322,745 shares of its common stock for 181,324 shares of TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2006.

On May 18, 2007, Motient exchanged 32,449 shares of its common stock for 18,230 shares of TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2006.

Under the purchase method of accounting, the above common stock exchanges were recorded at fair values as of the exchange date. As of June 30, 2007, the excess of the fair values of the common stock exchanged resulted in an allocation of $79.5 million to intangible assets. For the three and six months ended June 30, 2007, we recognized an impairment of approximately $0.5 million and $6.7 million, respectively. Motient’s ownership in TerreStar Networks and TerreStar Global was approximately 85.3% and 85.0%, respectively, on a non-diluted basis as of June 30, 2007.

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

We account for our Series A and B Cumulative Redeemable Convertible Preferred Stock in accordance with the SEC’s Accounting Series Release No. 268 “Redeemable Preferred Stocks”. There were 90,000 shares of Series A and 318,500 shares of Series B Cumulative Convertible Preferred Stock outstanding as of June 30, 2007 and December 31, 2006, respectively.

Common Stock Purchase Warrants

Motient has issued warrants exercisable for common stock in connection with its various financing activities as described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and Notes 6 and 7 to the Condensed Consolidated Financial Statements included therein. There were approximately 4.2 million fully vested warrants exercisable for the Company’s common stock outstanding as of June 30, 2007.

The table below summarizes our warrant activity for the six months ended June 30, 2007.

Motient	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2007	5,713,445	$7.69
Granted	—	—
Canceled	—	—
Exercised	(1,500,045)	$3.01

Outstanding at June 30, 2007	4,213,400	$9.35

Note 8. Employee Stock Benefit Plans

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments based on estimated fair values.

We offer stock option awards and restricted stock units as our primary form of long-term incentive compensation. Pursuant to the terms of the 2006 Equity Incentive Plan (“the Plan”), the Company may issue up to an aggregate of 10,000,000 shares of common stock in the form of options, restricted stock or other equity-based incentive awards to directors, officers and employees. At June 30, 2007, approximately 230,000 shares remain available to be issued under the Plan.

Under the Plan, the Company granted 35,600 non-qualified options to purchase Motient common stock to a board member on March 14, 2007. These options vest on March 14, 2008 and expire on March 14, 2017, unless fully exercised or terminated earlier.

Under the Plan, the Company granted 3.8 million non-qualified options to purchase Motient common stock to TerreStar employees on May 1, 2007. One-third of the options vest each year over three years starting from January 1, 2008 and expires on January 1, 2017, unless fully exercised or terminated earlier.

The board approved a modification to the Plan and on May 23, 2007, the Company cancelled approximately 2.5 million fully vested non-qualified options to purchase TerreStar Networks common stock in exchange for the issuance of approximately 5.3 million fully vested non-qualified options to purchase Motient common stock to TerreStar Network employees. These options vested on May 23, 2007. Fifty percent of the options become exercisable on January 1, 2008, and the remaining fifty percent become exercisable on January 1, 2009. These options expire on May 23, 2017, unless fully exercised or terminated earlier.

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of each option award was estimated on the grant date using the Black-Scholes option pricing model. The risk-free interest rate was based on the daily treasury yield curve rates from the U.S. Treasury, adjusted for continuous compounding. The expected-volatility was estimated using Motient and peer company historical volatility and implied volatility. The expected term was estimated using the average of the vesting date and the contractual term of the options. The estimated forfeiture rate was based on the Company’s historical experience and future expectations.

The following table summarizes the fair values and weighted average assumptions for the six months ended June 30, 2007:

	Six Months Ended June 30, 2007
Grant dates	3/14	5/1	5/23
Weighted average grant date fair value	$5.09	$6.68	$6.60
Weighted average assumptions:
Risk-free interest rate	4.34%	4.44%	4.68%
Dividend yield	—	—	—
Expected volatility	60.0%	60.0%	60.0%
Expected dividend yield	—	—	—
Expected term (years)	5.50	5.83	5.55
Forfeiture rate	8.60%	8.60%	—
Options granted	35,600	3,842,444	5,260,359

The table below summarizes our stock option activity for the six months ended June 30, 2007.

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Motient	Options to acquire shares	Weighted- average exercise price per share
Outstanding at January 1, 2007	646,066	$18.48
Granted	9,138,403	$11.32
Canceled	(24,805)	$12.40
Exercised	(37,489)	$10.63

Outstanding at June 30, 2007	9,722,175	$11.80

Motient	Options to acquire shares	Weighted- average grant date fair value
Nonvested at January 1, 2007	280,000	$8.74
Granted	9,138,403	$6.63
Canceled	(16,875)	$9.32
Vested	(5,410,025)	$6.64

Nonvested at June 30, 2007	3,991,503	$6.75

TerreStar	Options to acquire shares	Weighted- average exercise price per share
Outstanding at January 1, 2007	6,569,254	$12.15
Granted	—	—
Canceled	(3,072,471)	$24.86
Exercised	(3,276,828)	$0.54

Outstanding at June 30, 2007	219,955	$7.73

TerreStar	Options to acquire shares	Weighted- average grant date fair value
Nonvested at January 1, 2007	216,000	$30.53
Granted	—	—
Canceled	(216,000)	$30.53
Vested	—	—

Nonvested at June 30, 2007	—	—

For the three and six months ended June 30, 2007, compensation expense was $25.7 million and $26.4 million, respectively. For the three and six months ended June 30, 2006, compensation expense was $9.0 million and $11.0 million, respectively. Compensation expense is included in general and administrative expenses, and research and development in the accompanying condensed consolidated statement of operations. At June 30, 2007, the total unrecognized compensation expense was approximately $19.6 million.

Restricted Stock Awards

The fair value of the restricted stock awards is based on the stock price at the date of grant. Restricted stock awards generally vest over four years and are settled in shares of Motient stock after the vesting period.

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes our restricted stock activity for the six months ended June 30, 2007:

Motient	Restricted Stock to acquire Shares	Weighted- average grant date fair value
Outstanding at January 1, 2007	530,000	$15.70
Granted	—	—
Canceled	(20,000)	13.35
Exercised	—	—

Outstanding at June 30, 2007	510,000	$15.79

Motient	Restricted Stock to acquire Shares	Weighted- average grant date fair value
Nonvested at January 1, 2007	300,000	$13.07
Granted	—	—
Canceled	(20,000)	$13.35
Vested	(50,000)	$13.35

Nonvested at June 30, 2007	230,000	$12.98

For the three and six months ended June 30, 2007, compensation expense related to restricted stock was $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2006, compensation expense related to restricted stock was $2.4 million and $3.4 million, respectively. Compensation expense is included as general and administrative expenses in the accompanying condensed consolidated statement of operations. For the six months ended June 30, 2007, the total unrecognized compensation expense related to restricted stock was $1.3 million.

For the three and six months ended June 30, 2006 stock based compensation was $1.0 and $1.6 million, respectively related to our discontinued terrestrial wireless business.

Note 9. Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the Company’s condensed consolidated financial statements.

The Company has elected to classify interest expense and penalties related to income tax liabilities, when applicable, as part of the interest expense in the accompanying condensed consolidated statements of operations rather than income tax expense. We will continue to classify income tax penalties as part of general and administrative expense in the accompanying condensed consolidated statements of operations.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. No periods are under audit by the Internal Revenue Service (“IRS”). The statue of limitations open for the Company’s returns are 2003, 2004, and 2005.

Upon examination by either the Internal Revenue Service or any state or local tax jurisdiction, it is reasonably possible that unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at January 1, 2007. A material change in unrecognized tax benefits could have a material effect on our condensed consolidated statements of operations.

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Commitments and Contingencies

In January 2007, the Company entered into a contract with Loral Space & Communications Inc. for the integration of the satellite and ATC components of our network, having a contract price of $22.5 million, of which $2.3 million was paid in 2006 under a letter of intent that was superseded by this contract.

As of June 30, 2007, Motient had no outstanding debt or preferred stock obligations, other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. On April 15, 2007, we paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable at the Company’s option in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010.

In addition to the preferred stock commitment described above, the Company had the following contractual commitments as of June 30, 2007:

	TOTAL	< 1 yr	1-3 yrs	3-5 yrs	5+ yrs
TerreStar Satellites	$267,543	$181,066	$86,477	$—	$—
Operating Leases	18,034	4,419	8,173	5,301	141
Network Equipment	5,613	5,613	—	—	—

Total	$291,190	$191,098	$94,650	$5,301	$141

Note 11. Liquidity and Capital Resources

We believe that our current cash on hand will be sufficient to fund our remaining capital expenditure and estimated operating expense requirements through the end of the year, at our current pace of satellite construction, handset development and terrestrial network build out. However, we will need to seek additional financing for 2008 and beyond, and we cannot assure you that we will obtain such financing on favorable terms or at all.

Commencing in 2008, we expect to make substantial capital expenditures for the terrestrial component build out of our network. We anticipate focusing the build out of the terrestrial component of our network initially in several key markets, with further expansion based on customer requirements. We estimate that the cost to establish terrestrial coverage could require, on average, between $40 million and $60 million per market. We will also require funds for selling, general and administrative expenses, working capital, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. In addition, the final payments for our satellite launch and insurance, totaling approximately $80 – 100 million are due in 2008. These payments are required in order for us to launch our TerreStar—1 satellite.

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

If we cannot raise additional funding, our ability to operate our business, our financial condition and our results of operation will be adversely affected.

The cash requirements for TerreStar, along with the possible obligation to redeem $90 million of the Series A Preferred Stock (as discussed below in Legal Matters), may place significant pressures on our liquidity position and the value of our assets and/or investments. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Legal Matters

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero (“the Dondero affiliates”), a former director of the Company, filed a lawsuit in Dallas County, Texas, against us challenging the validity of the Series A Preferred Stock on the basis of the confusion regarding the voting rights of the Series A Preferred Stock and seeking rescission of their purchase of shares of Series A Preferred Stock. These entities acquired 90,000 shares of Series A Preferred Stock for a purchase price of $90 million in the April 2005 private placement. We believe that this claim is without merit and intend to vigorously defend this lawsuit, which is set for trial in January of 2008.

On October 7, 2005, the Dondero affiliates who filed the previously described litigation filed suit in the Delaware Court of Chancery to enjoin an exchange offer by virtue of which Motient was to exchange Motient’s outstanding Series A Preferred Stock for a new class of Series B Preferred Stock. While this lawsuit remains outstanding, the exchange offer was completed and the Highland plaintiffs never set their request for injunction for hearing; there has been no activity in this case since late 2005.

On October 19, 2005, the Company filed two lawsuits against James D. Dondero, one in the United States District Court for the Northern Division of Texas and one in the District Court of Dallas County, Texas. The petition filed in state court alleges that Mr. Dondero has seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. In the suit filed in Federal court—in which the Highland affiliates which were members of Mr. Dondero’s proxy fight group were also named as defendants—the Company alleges the filing of false and misleading Forms 13D in violation of the federal securities laws. The suit filed in Federal court was dismissed after the United States District Court ruled that the Company’s complaint was subject to a heightened pleading standard under the Private Securities Litigation Reform Act; the Company, which disagrees with the ruling, elected not to replead, but rather to appeal the dismissal. The Company’s appeal remains pending. The state court recently entered summary judgment dismissing the fiduciary suit. The Company disagrees with the judgment and has appealed.

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

Note 13. Related Party Transactions

The Company made payments of approximately $21.4 million and $25.2 million, respectively, for the three and six months ended June 30, 2007 to related parties for service dependent activities which we capitalized in property, plant and equipment as satellite under construction in the accompanying condensed consolidated balance sheets. Of this amount, $21.2 million and $25.0 million, respectively, was paid to Hughes Network Systems, LLC (“Hughes”) for satellite related services and $0.2 million and $0.2 million, respectively, was paid to ATC Technologies, a subsidiary of MSV, for intellectual property related services. Andrew Africk, serves on the board of directors of both TerreStar and Hughes. For the three and six months ended June 30, 2006, the

MOTIENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company made payments of approximately $0.8 million and $2.2 million, respectively, to related parties for service-related obligations. Of this amount, $0.4 million and $1.5 million, respectively, was paid to MSV for consulting services related to TerreStar and $0.4 million and $0.7 million, respectively, was paid to Capital & Technology Advisors (CTA), a consulting and private advisory firm specializing in the technology and telecommunications sectors.

On May 24, 2007 TerreStar issued a $0.75 million promissory note to TSN Canada at a rate of 15.15% per annum. On May 29, 2007 and June 15, 2007 TerreStar under its MSA with TerreStar Canada loaned TerreStar Canada $0.4 million and $0.35 million. The notes will accrue interest and both mature on January 1, 2009.

Note 14. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2007 and 2006 is presented in the following table (in thousands):

	2007	2006
Non-cash investing and financing activities
Accrued satellite under construction	$10,162	$36,725
Accrued property and equipment	$3,791	$—
Acquisition of Intangible assets funded by issuance of common stock	$86,932	$—
Acquisition of SkyTerra shares through MSV LP units	$151,277	$—
Deferred Issuance Costs not paid	$857	$—
Deferred Warrants	$414	$—
Financing Fees	$1,670	$1,974
Dividends payable on Preferred Stock	$11,789	$11,693
Exercise and expiration of common stock warrants	$—	$(820)
Minority interest adjustment	$13,015	$—
Acquisition of Minority interest funded by issuance of common stock	$46,029	$—

Note 15. Subsequent Events

On July 6, 2007 TerreStar Global entered into an authorization to proceed (the “ATP”) with Astrium SAS, a wholly owned subsidiary of EADS (EADS Astrium), pursuant to which TerreStar Global authorized EADS Astrium to proceed with certain satellite construction activities while a more definitive agreement was negotiated. TerreStar Global agreed to pay EADS Astrium an aggregate of $5.75 million in three installments.

On July 12, 2007 the Company loaned $2.375 million to TerreStar Global in the form of a promissory note at a rate of 15.15% per annum. The interest on the note accrues at an annual rate and all accrued and unpaid interest becomes due and payable on September 12, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

The following MD&A is intended to help the reader understand Motient Corporation. It is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements contained in this quarterly report.

Business

Motient Corporation is in the wireless communications business. Our business is TerreStar Networks Inc. (TerreStar), a Reston, Virginia based future provider of advanced mobile satellite services for the North American market. In cooperation with its Canadian partner, TMI Communications and Company, Limited Partnership (“TMI”), TerreStar plans to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. The system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service, or MSS, in the S-band in conjunction with ancillary terrestrial components, or ATC, TerreStar can effectively deploy an integrated satellite and terrestrial wireless communications network. This network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. TerreStar is in the process of building its first satellite pursuant to a construction contract with Space Systems/Loral, Inc. Once launched, the satellite, with an antenna almost sixty feet across, will be able to communicate with terrestrial base stations and standard wireless devices.

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

On May 11, 2005, we acquired operating control in TerreStar through our acquisition of an additional 13.4% ownership in TerreStar increasing our ownership to approximately 61%. Prior to that date, TerreStar was a subsidiary of MSV established to, among other things, develop a satellite communications system using frequencies in the 2 GHz band, that are part of what is often known as the “S-band.” We acquired our ownership interest in TerreStar when, in conjunction with a spin-off of TerreStar to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar common stock. In conjunction with this transaction, TerreStar also entered into an agreement with MSV pursuant to which TerreStar has a perpetual, royalty-free license to utilize MSV’s patent portfolio, including those patents related to ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

Since May 11, 2005, we have consolidated the financial results of TerreStar with our financial results.

As part of the TerreStar spin-off, TMI became contractually obligated to transfer to TerreStar Canada, or to an eligible entity designated by TerreStar, its 2 GHz approval in principle from Industry Canada which authorized TMI to launch and operate a 2GHz MSS S-band satellite from the 111.1 degrees west orbital position.

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

Since January 2007, we have exchanged approximately 14.7 million shares of our common stock for approximately 8.4 million shares of TerreStar common stock and 1.9 million shares of TerreStar Global common stock with holders of TerreStar common stock or options to purchase shares of TerreStar common stock that were exercised immediately prior to the exchange. On June 12, 2007, we filed a resale registration statement to register the resale of these shares.

The exchange transactions resulted in an allocation of $79.5 million to intangible assets. For the three and six months ended June 30, 2007, we recognized an impairment of approximately $0.5 million and $6.7 million, respectively, which include the tax effect of the increase to the basis of the intangible assets and the recognized impairment loss. Motient’s ownership in TerreStar and TerreStar Global was approximately 85.3% and 85.0%, respectively, on a non-diluted basis as of June 30, 2007.

On April 12, 2007, TerreStar, TerreStar Networks Holdings (Canada) Inc. (“TerreStar Canada Holdings”), TerreStar Networks (Canada) Inc. (“TerreStar Canada”), TMI, BCE Inc. and certain other parties executed various agreements relating to TerreStar Canada (collectively, the “Transfer Agreements”). TerreStar owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3 % of the voting equity of TerreStar Canada Holdings is held by TMI. TerreStar’s interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules.

On April 30, 2007, Industry Canada granted an application by TMI to transfer its 2 GHz mobile satellite service Approval in Principal (AIP) to TerreStar Networks (Canada) Inc., a company owned by TerreStar and TMI. This authorization transfers the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 W.L. orbital location in order to provide mobile satellite services in Canada.

TerreStar entered into the TMI Guarantee and Share Pledge Agreement (the “TMI Guarantee”) with TMI pursuant to which TMI guaranteed to TerreStar the full and punctual performance of its obligations together with the obligations of TerreStar Canada Holdings and TerreStar Canada, as applicable, under the TerreStar Canada Shareholders’ Agreement, the Rights and Services Agreement, and certain other agreements to be executed later. TMI’s liability under the TMI Guarantee is limited to its shareholdings in TerreStar Canada Holdings together with any dividends, distributions or other proceeds related thereto that accrue after an event of default under the TMI Guarantee.

Pursuant to the executed TerreStar Canada Guarantee, TerreStar Canada has guaranteed to TerreStar the performance of TerreStar Canada’s obligations, together with the obligations of TerreStar Canada Holdings and TMI, under the TerreStar Canada Shareholders’ Agreement and the TMI Guarantee. As security for this guarantee obligation, TerreStar Canada has agreed to grant to TerreStar a security interest in all of its tangible and intangible (to the extent assignable) personal property pursuant to a Security Agreement. Such security interest is junior to the security interest granted in favor of the holders of the notes.

On May 29, 2007 and June 15, 2007, TerreStar, under its Master Services Agreement (“MSA”) with TerreStar Canada, loaned TerreStar Canada $.4 million and $.35 million respectively a rate of 15.15%. The notes will accrue interest and both mature on January 1, 2009.

On May 10, 2007, the Federal Communications Commission (FCC) granted TerreStar a reservation of 20MHz of spectrum in the 2GHz frequency band. TerreStar will use this spectrum in its North American 4G integrated mobile satellite and terrestrial communications network that will provide universal access and tailored applications throughout North America over conventional wireless devices.

In 2005, Loral commenced construction of TerreStar-1, which was originally scheduled to be launched in November 2007. In May 2007, we were notified that Loral revised its expected delivery date of TerreStar-1 from November 2007 to August 2008, causing us to delay our expected launch of TerreStar-1 to September 2008. Our remaining FCC and Industry Canada milestones require that our network be operational in November 2008. In addition, Arianespace has moved our launch period to now commence on August 1, 2008 to accommodate Loral’s new scheduled delivery date.

On June 8, 2007, TerreStar filed a request with the FCC to extend its satellite launch milestone date outlined in its authorization for the launch of its TerreStar-1 satellite. TerreStar filed the extension to accommodate manufacture and delivery issues experienced by our satellite manufacturer, Loral, Inc. TerreStar requested that the launch of its satellite be extended until September 2008 from the current milestone date of November 2007. We expect to meet our in-service milestone of November 2008.

On June 12, 2007, we received notice that The NASDAQ Stock Market LLC had approved our application for listing of our common stock on the NASDAQ global market. Our common stock started trading on the NASDAQ global market on June 20, 2007 under the trading symbol “MNCP.”

At June 30, 2007, Motient had six wholly owned subsidiaries. Motient Communications Inc., a wholly owned subsidiary, owned the assets comprising Motient’s discontinued core wireless business, except for the assets related to Motient’s Federal Communications Commission, or FCC, licenses, which were held in a separate subsidiary, Motient License Inc. Motient’s other four subsidiaries, Motient Holdings Inc., Motient Services Inc., MVH Holdings Inc., and Motient Ventures Holding Inc. held no material operating assets other than the stock of other subsidiaries and Motient’s interests in MSV, SkyTerra, TerreStar and TerreStar Global.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar. In late 2006, TerreStar spun-off TerreStar Global to TerreStar’s stockholders. As a result, Motient became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar made capital contributions to TerreStar Global of approximately $5.0 million. In late 2006, TerreStar Global also raised an additional $5.0 million through a rights offering from its shareholders. As of June 30, 2007, Motient owned approximately 85.0% of the outstanding shares of TerreStar Global.

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

On July 12, 2007 we loaned to TerreStar Global an aggregate amount of $2.4 million. These notes will accrue interest at a rate of 15.15% and mature on September 12, 2007.

We have investments in Mobile Satellite Ventures LP, (“MSV”), a satellite communications company, and MSV’s parent, SkyTerra Communications, Inc. (“SkyTerra”). Motient’s investment in MSV is governed by stockholder agreements with the other equity owners of MSV. Our interest in SkyTerra is non-voting.

On February 12, 2007, we exchanged approximately 5.1 million limited partnership units of MSV for approximately 14.4 million shares of SkyTerra non-voting common stock. As a result of the exchange, we recognized a $10.2 million gain for the three months ended March 31, 2007.

For the three months ended March 31, 2007, we had a decline in the fair value of our SkyTerra investment that was considered to be other than temporary. As a result, we recognized an impairment of $109.7 million for the three months ended March 31, 2007.

As of June 30, 2007, our limited partnership investment in MSV was $39.2 million and we held a 4.4% ownership interest.

As of June 30, 2007, our investment in SkyTerra was $347.0 million. For the three and six months ended June 30, 2007, we recognized a gain of $12.0 million and a loss of $99.5 million, respectively. The $12.0 million gain is included in other comprehensive income in the accompanying condensed consolidated balance sheet. As of June 30, 2007, we held a 39.0% ownership interest in SkyTerra’s non-voting common stock. We plan to distribute a portion of our SkyTerra shares as a dividend to our shareholders and to sell the remaining shares.

Terrestrial Wireless Business—Discontinued Operations

In September 2006, various wholly-owned subsidiaries of Motient sold, pursuant to an asset purchase agreement (the “Agreement”) with Geologic Solutions, Inc., or GeoLogic and Logo Acquisition Corporation, a wholly-owned subsidiary of GeoLogic, or Logo, to Logo most of the assets relating to Motient’s terrestrial DataTac network and its Motient platform (the “Terrestrial Wireless Business”), and Logo assumed most of the post-closing liabilities relating to the Terrestrial Wireless Business. The assets and liabilities being transferred were limited to those that relate to the current operations of Motient’s terrestrial wireless network, and do not include any assets or liabilities related to TerreStar or MSV. Under the Agreement, Logo paid Motient the sum of $1 in cash, plus assumed most of the post-closing liabilities associated with the purchased assets, as well as certain of the costs of the employees that Logo transitioned from Motient. Also, GeoLogic guaranteed Logo’s performance of any indemnification obligations to Motient under the Agreement. Our historical financial statements reflect this business as a discontinued operation.

Results of Operations

	Three Months Ended June 30,		Change
	2007	2006	Dollar	Percent
	(in thousands)
Operating expenses
General and administrative	$42,212	$20,367	$21,845	107.3%
Research and development	9,907	1,723	8,184	475.0%
Depreciation and amortization	4,643	1,321	3,322	251.5%
Loss on impairment of intangibles	499	—	499	NM

Total Operating Expenses	$57,261	$23,411	$33,850

NM: Not Meaningful

	Six Months Ended June 30,		Change
	2007	2006	Dollar	Percent
	(in thousands)
Operating expenses
General and administrative	$60,518	$28,949	$31,569	109.1%
Research and development	21,065	2,978	18,087	607.4%
Depreciation and amortization	7,941	2,640	5,301	200.8%
Loss on impairment of intangibles	6,699	—	6,699	NM

Total Operating Expenses	$96,223	$34,567	$61,656

NM: Not Meaningful

General and administrative expenses increased by $21.8 million and $31.6 million, respectively, for the three months and six months ended June 30, 2007 compared to the same periods in 2006. The three month period change is primarily attributed to an increase of $23.4 million in stock based compensation expense. The six month period change is attributed to an increase of $24.2 million in stock based compensation expense, an increase of $4.2 million in consulting fees related to engineering, marketing and systems development costs for TerreStar, and an increase of $3.8 million related to salaries and benefits, and other employee related costs.

We expect general and administrative expenses to continue to increase as a result of growth in the number of employees and overall expansion of our business.

Research and development costs increased by $8.2 million and $18.1 million, respectively, for the three months and six months ended June 30, 2007 compared to the same periods in 2006. The increase in the three and six month periods is primarily to support the development of TerreStar satellite and terrestrial systems. In addition, $2.5 million relates to stock based compensation expense. We expect these costs to increase as we continue to develop our handset, satellite, and terrestrial capabilities.

Depreciation and amortization increased by $3.3 million and $5.3 million, respectively, for the three and six months ended June 30, 2007, compared to the same periods in 2006. During the three and six month periods, Motient engaged in several exchange transactions of its common stock for TerreStar common stock with minority interest shareholders. The common stock exchanges resulted in an allocation of $79.5 million to intangible assets, including the tax effect. Thus, amortization expense increased by $2.8 million and $4.5 million for the three and six month periods due to the exchange transactions.

Loss on impairment of intangibles increased by $0.5 million and $6.7 million, respectively, for the three months and six months ended June 30, 2007 compared to the same periods in 2006. The increase is attributed to Motient’s common stock exchange transactions.

Other Income and Expenses

	Three Months Ended June 30,		Change
	2007	2006	Dollar	Percent
	(in thousands)
Interest expense	$(11,905)	$—	$(11,905)	NM
Other expense	(507)	—	(507)	NM
Interest and other income	2,226	2,079	147	7.1%
Equity in losses of MSV	(1,594)	(9,187)	7,593	-82.6%
Minority interests gains—TerreStar	4,744	4,756	(12)	-0.3%
Minority interests gains—TerreStar Global	346	—	346	NM
Gain/(loss) on investments	$—	$—	$—	NM

NM: Not Meaningful

	Six Months Ended June 30,		Change
	2007	2006	Dollar	Percent
	(in thousands)
Interest expense	$(25,094)	$—	$(25,094)	NM
Other expense	(6,502)	—	(6,502)	NM
Interest and other income	7,615	4,416	3,199	72.4%
Equity in losses of MSV	(4,610)	(17,380)	12,770	-73.5%
Minority interests gains—TerreStar	12,273	7,084	5,189	73.2%
Minority interests gains—TerreStar Global	714	—	714	NM
Gain/(loss) on investments	$(99,575)	$—	$(99,575)	NM

NM: Not Meaningful

Interest expense increased by $11.9 million and $25.1 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in the three and six month periods is attributable to the TerreStar $500.0 million TerreStar Notes issued in February 2007, Motient’s $200.0 million Senior Secured Notes issued in November 2006 and the write-off of financing fees related to Motient’s total payoff of the $200.0 million debt.

Equity losses of MSV decreased by $7.6 million and $12.8 million, respectively, for the three and six months ended June 30, 2007 compared to the same period in 2006. On February 12, 2007, the Company exchanged approximately 5.1 million limited partnership units of MSV for approximately 14.4 million shares of SkyTerra non-voting common stock. As a result, we recognized gain of $10.2 on our investments.

We recognized a $99.5 million loss on our SkyTerra investment for the six months ended June 30, 2007. For the three months ended March 31, 2007, we had a decline in the fair value of our SkyTerra investment that was considered to be other than temporary and as a result, we recognized an impairment of $109.7 million, offset by a $10.2 million gain related to the exchange of our MSV units for SkyTerra shares.

Liquidity and Capital Resources

Our future financial performance will depend on the successful implementation of our business plan. As of June 30, 2007, the Company had $267.8 million of cash on hand, excluding restricted cash, of which approximately $8.7 million was held at Motient Corporation, $255.1 million was held at TerreStar and $4.0 million was held at TerreStar Global.

We will require significant funding to finance the execution of our business strategy, including funds for the construction and launch of our primary and spare satellites and for our terrestrial network build out.

As of June 30, 2007, we had aggregate contractual payment obligations of approximately $291.1 million, consisting of approximately $267.5 million for the TerreStar satellites, approximately $18.0 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois, Richardson Park, Texas, data centers, site hosting agreements and approximately $5.6 million for our Cisco network equipment purchase commitments.

In January 2007, we entered into an agreement with Loral for satellite network integration services under which we incurred an additional obligation of $22.5 million. Of this amount, $2.3 million was pre-paid in 2006 and $6.0 million is due in 2007, of which $2.3 million has been paid as of June 30, 2007.

In February 2007, Motient repaid the $200.0 million Motient Senior Secured Notes with cash on hand and the repayment to Motient by TerreStar of approximately $70.0 million. In addition we incurred $2.0 million in prepayment penalties and $5.7 million in financing fees which were reflected in interest and other expense in the condensed consolidated statements of operations.

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

In connection with the issuance of the TerreStar Notes, Motient, MVH, and TerreStar entered into a letter agreement dated February 14, 2007 (the “Motient Funding Agreement”), pursuant to which MVH agreed to contribute to TerreStar, at MVH’s option, either (i) 8.6 million shares of common stock issued by SkyTerra (such shares, the “SkyTerra Shares”) or (ii) cash in an amount equal to the proceeds (net of selling expenses and taxes) from the sale of the SkyTerra Shares to one or more third party buyers, in either case in exchange for a number of shares of common stock of TerreStar equal to the product of (A) (x) the average of the bid and ask prices for one SkyTerra Share at the close of trading on the last trading day prior to the day of such contribution divided by (y) the fair market value of one share of TerreStar common stock at the close of trading on such last trading day prior to the day of such contribution (as determined in good faith by the board of directors of TerreStar) multiplied by (B) 8,644,406. Such contribution will be made either (i) upon TerreStar’s demand at any time after the earlier of the date on which MVH’s equity interest in TerreStar equals or exceeds 80% or October 31, 2007 or (ii) at any time at MVH’s option.

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

We believe that our current cash on hand will be sufficient to fund our remaining capital expenditure and estimated operating expense requirements through the end of the year, at our current pace of satellite construction, handset development and terrestrial network build out. However, we will need to seek additional financing for 2008 and beyond, and we cannot assure you that we will obtain such financing on favorable terms or at all.

Commencing in 2008, we expect to make substantial capital expenditures for the terrestrial component build out of our network. We anticipate focusing the build out of the terrestrial component of our network initially in several key markets, with further expansion based on customer requirements. We estimate that the cost to establish terrestrial coverage could require, on average, between $40 million and $60 million per market. We will also require funds for selling, general and administrative expenses, working capital, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. In addition, the final payments for our satellite launch and insurance, totaling approximately $80 – 100 million are due in 2008. These payments are required in order for us to launch our TerreStar-1 satellite.

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

If we cannot raise additional funding, our ability to operate our business, our financial condition and our results of operation will be adversely affected.

The cash requirements for TerreStar, along with the possible obligation to redeem $90 million of the Series A Preferred Stock (as discussed below in Legal Matters), may place significant pressures on our liquidity position and the value of our assets and/or investments. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Summary of Cash Flows For The Six Months Ended June 30, (in thousands):

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Net cash used in Operating Activities	$(54,889)	$(58,657)
Net cash used for Investing Activities	(145,075)	(57,992)
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	504,515	90
Proceeds from issuance of employee stock options	2,157	278
Repayments of the Motient Senior Notes	(200,000)	—
Dividends paid on Series A Cumulative Convertible Preferred Stock	—	(10,723)
Debt and Equity issuance costs and other charges	(13,339)	—
Purchase of treasury stock	—	(6,789)

Net cash provided (used) by Financing Activities	293,333	(17,144)

Net cash provided (used) by continuing operations	93,369	(133,793)

Net cash provided (used) in discontinued operating activities	(11)	38,792
Net cash provided (used) in discontinued investing activities	2,739	(45)

Net cash provided (used) in discontinued operations	2,728	38,747

Net increase (decrease) in cash and cash equivalents	96,097	(95,046)
Cash and Cash Equivalents, beginning of period	171,665	179,524

Cash and Cash Equivalents, end of period	$267,762	$84,478

Operating Activities

Net cash used in operating activities totaled $54.9 million for the six months ended June 30, 2007 as compared to $58.7 million for the same period in 2006. The decrease in net cash used in operating activities of $2.1 million is related to an increase of approximately $6.0 million in consulting fees associated with engineering, marketing, and systems development for TerreStar, salaries and benefits, and other employee related costs, offset by cash payments of approximately $4.6 million related to income taxes.

The net change in assets and liabilities was $21.3 million for the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to an increase in accrued interest of $18.1 million related to the TerreStar Senior Notes, and an increase in accrued expenses of $1.5 million.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2007 totaled $145.1 million as compared to $58.0 million for the same period in 2006. The increase in net cash used for investing activities was primarily attributable to capital expenditures related to the satellite construction and equipment for our Dallas laboratory.

Financing Activities

Net cash provided by financing activities totaled $293.3 million for the six months ended June 30, 2007 as compared to $17.1 million used for the same period in 2006. The increase in net cash provided by financing activities is a result of the $500.0 million Senior Secured PIK Notes TerreStar issued on February 14, 2007, offset by the repayment of the $200.0 million Motient Senior Secured Notes issued in November 2006.

Discontinued Operations

Net cash provided from discontinued operations was $2.7 million for the six months ended June 30 2007 as compared to $38.7 million for the same period in 2006. The cash provided was attributable to the release of restricted cash related to the asset sale between Motient and GeoLogic which occurred in September 2006.

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

Contractual Cash Obligations

In January 2007, the Company entered into a contract with Loral for the integration of the satellite and ATC components of our network, having a contract price of $22.5 million, of which $2.3 million was paid in 2006 under a letter of intent that was superseded by this contract

As of June 30, 2007, Motient had no outstanding debt or preferred stock obligations, other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. On April 15, 2007, we paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010.

In addition to the preferred stock commitment described above, the Company had the following contractual commitments as of June 30, 2007:

	TOTAL	< 1 yr	1-3 yrs	3-5 yrs	5+ yrs
TerreStar Satellites	$267,543	$181,066	$86,477	$—	$—
Operating Leases	18,034	4,419	8,173	5,301	141
Network Equipment	5,613	5,613	—	—	—

Total	$291,190	$191,098	$94,650	$5,301	$141

Other

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of the Company, filed a lawsuit in Dallas County, Texas against us challenging the validity of the Series A Preferred on the basis of the confusion regarding the voting rights of the Series A Preferred and seeking rescission of their purchase of shares of Series A Preferred. These entities acquired 90,000 shares of Series A Preferred for a purchase price of $90 million in the April 2005 private placement. We believe that this claim is without merit and intend to vigorously defend this lawsuit, which is set for trial in January of 2008.

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

Valuation of Long-Lived Assets

We evaluate whether long-lived assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

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

We use the criteria in SFAS No. 144 to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Condensed Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Condensed Consolidated Balance Sheets, we do not retrospectively adjust prior period balance sheets to conform to current year presentation.

We use the criteria in SFAS No. 144 and EITF 03-13, “Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether our components that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Condensed Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, we must not have significant continuing involvement in the operations after the disposal (i.e. we must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the assets sold must have been eliminated from the Company’s ongoing operations (i.e. the Company does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, would be reflected as (Loss) Income From Discontinued Operations, net of tax, in the Condensed Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales would be recorded in continuing operations as Gains (Losses) on Sales of Other Assets, net, in the Condensed Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159.

Off-Balance Sheet Financing

As of June 30, 2007, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not have exposure to market risk associated with activities in derivative financial instruments or derivative commodity instruments. Currently, we invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. The Company does have market risk associated with the value of our investment in SkyTerra. SkyTerra is a publicly traded company and the value of our investment will fluctuate based on the daily trading of SkyTerra shares.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, please refer to Note 12 to the Condensed Consolidated Financial Statements contained in this quarterly report.

Item 1A. Risk Factors

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

TerreStar is a development stage company and has never generated any revenues from operations. Given the sale of our terrestrial network business in September 2006, we do not expect to generate significant revenues prior to 2009, if at all. If we obtain sufficient financing and successfully develop and construct TerreStar’s network, our ability to transition to an operating company will depend on, among other things: successful execution of our business plan; market acceptance of the services we intend to offer; and attracting, training and motivating highly skilled satellite and network operations personnel, a sales force and customer service personnel. We may not be able to successfully complete the transition to an operating company or generate sufficient cash from operations to cover our expenses. If we do not become profitable, we will have difficulty obtaining funds to continue our operations.

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

We expect TerreStar will require significant funding to finance the execution of its business strategy, including funds for the construction and launch of TerreStar 1 and for our ancillary terrestrial network build out.

As of June 30, 2007, we had aggregate contractual payment obligations of approximately $291.0 million, of this aggregate amount, approximately $96.0 million is due in 2007.

We believe that our current cash on hand will be sufficient to fund our remaining capital expenditure and estimated operating expense requirements through the end of the year, at the current pace of handset development and terrestrial network build out. However, we will need to seek additional financing for 2008 and beyond, and we cannot assure you that we will obtain such financing on favorable terms or at all.

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

We expect to require substantial funds to finance the execution of our business strategy. In addition, subject to certain conditions and so long as the provision of such funding does not conflict with applicable Canadian regulatory requirements, TerreStar will be obligated to fund any operating cash shortfalls of TerreStar Canada upon the request of TerreStar Canada. If we are required to provide such funds to TerreStar Canada, we will need to reallocate existing, or raise additional, funds. We plan to seek to raise funds in the future through various means, including by selling debt and equity securities, by obtaining loans or other credit lines, through vendor financing or strategic relationships. The type, timing and terms of financing we may select will depend upon our cash needs, the availability of alternatives, our success in securing significant customers for our network, the prevailing conditions in the financial markets and the restrictions contained in the Senior Secured PIK Notes issued by TerreStar in February 2007 and any future indebtedness. In addition, our ability to attract funding is based in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands have historically been volatile, and we cannot predict at what amount a future source of funding may be willing to value our spectrum and other assets. The FCC and/or Industry Canada could allocate additional spectrum, through auction, lease or other means, that could be used to compete with us, or that could decrease the perceived market value of our wireless capacity. The FCC and Industry Canada may take other action to promote the availability or more flexible use of existing satellite or terrestrial spectrum allocations. The acquisition by our competitors of rights to use additional spectrum could have a material adverse effect on the value of our spectrum authorizations, which, in turn, could adversely affect our ability to obtain necessary financing. We may not be able to obtain financing when needed, on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, then any of the following could occur:

•	construction and launch of our satellites, or other events necessary to conduct our business could be materially delayed, or the associated costs could materially increase;

•	we could default on our commitments under our satellite construction agreement or our launch agreement, or to creditors or third parties, leading to the termination of such agreements; and

•	we may not be able to deploy our network as planned, and may have to discontinue operations or seek a purchaser for our business or assets.

Any of these factors could cause us to miss required performance milestones under our FCC authorization or Industry Canada approval in principle and could result in our loss of those authorizations. See “—Regulatory Risks.”

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

The implementation of TerreStar’s business plan, including the construction and launch of a satellite system and the necessary terrestrial components of an ATC-based communications system, will require significant additional funding. If we do not provide such funding to TerreStar, then TerreStar may be forced to seek funding from third parties that may dilute our equity investment in TerreStar. Such dilution, if sufficiently severe, may limit our control over TerreStar.

Our business is subject to a high degree of government regulation.

The communications industry is highly regulated by governmental entities and regulatory authorities, including the FCC and Industry Canada. Our business is completely dependent upon obtaining and maintaining regulatory authorizations to operate our planned integrated satellite and terrestrial network. For example, we could fail to obtain authorization to operate an ATC network, for which we have not yet applied. Failure to obtain or maintain necessary governmental approvals would impair our ability to implement our planned network and would have a material adverse effect on our financial condition. Additional important risks relating to our regulatory framework are listed below under “—Regulatory Risks.”

Our network will depend on the development and integration of complex and untested technologies.

We must integrate a number of sophisticated satellite, terrestrial and wireless technologies that typically have not been integrated in the past, and some of which are not yet fully developed, before we can offer our planned network. These include, but are not limited to:

•	satellites that have significantly larger antennas and are substantially more powerful than any satellites currently in use;

•	use of dynamic spot-beam technology to allocate signal strength among different geographic areas, including the ability to concentrate signal strength in specific geographic locations;

•	development of universal chipset™ architecture that is capable of being deployed into a wide range of mobile devices;

•	development of chipsets for mobile handsets and other devices that are capable of receiving satellite and ground-based signals;

•	development of integrated satellite and terrestrial-capable mobile handsets with attractive performance, functionality and price; and

•	development of ground infrastructure hardware and software capable of supporting our communication system and the demands of our customers.

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

Other than satellite radio, we are not aware of any integrated satellite and terrestrial wireless network in commercial operation. As a result, our proposed market is new and untested and we cannot predict with certainty the potential demand for the services we plan to offer or the extent to which we will meet that demand. There may not be sufficient demand in general for the services we plan to offer, or in particular geographic markets, for particular types of services or during particular time periods, to enable us to generate positive cash flow, and our cost structure may not permit us to meet our obligations. Among other things, end user acceptance of our network and services will depend upon:

•	our ability to provide integrated wireless services that meet market demand;

•	our ability to provide attractive service offerings to our anticipated customers;

•

the cost and availability of handsets and other user equipment that are similar in size, weight and cost to existing standard wireless devices, but incorporate the new technology required to operate on our planned network;

•	federal, state, provincial, local and international regulations affecting the operation of satellite networks and wireless systems;

•	the effectiveness of our competitors in developing and offering new or alternative technologies;

•	the price of our planned service offerings; and

•	general and local economic conditions.

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

The global communications industry is highly competitive and characterized by rapid change. In seeking market acceptance for our network, we will encounter competition in many forms, including:

•	existing satellite services from other operators;

•	conventional and emerging terrestrial wireless services;

•	traditional wireline voice and high-speed data offerings;

•	terrestrial land-mobile and fixed services; and

•	next-generation integrated services that may be offered in the future by other networks operating in the 2 GHz MSS S-band or the L-band.

Participants in the communications industry include major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than we have and which provide a wider range of services than we will provide. There currently are several other satellite companies that provide or are planning to provide services similar to ours. In addition to facing competition from our satellite-based competitors, we are subject to competition from terrestrial voice and data service providers in several markets and with respect to certain services, particularly from those that are expanding into rural and remote areas and providing the same general types of services and products that we intend to provide. Land-based telecommunications service capabilities have been expanded into underserved areas more quickly than we anticipated which could result in less demand for our services than we anticipated in formulating our business plan. These ground-based communications companies may have certain advantages over us because of the general perception among consumers that wireless voice communication products and services are cheaper and more convenient than satellite-based ones. Furthermore, we may also face competition from new competitors or emerging technologies with which we may be unable to compete effectively.

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

In 2005, Loral commenced construction of Terrestar-1, which was originally scheduled to be launched in November 2007. In May 2007, we were notified that Loral revised its expected delivery date of TerreStar-1 from November 2007 to August 2008, causing us to delay our expected launch of TerreStar-1 to September 2008. Our remaining FCC and Industry Canada milestones require that our network be operational in November 2008.

If we fail to meet any of our milestones, we will have to request waivers or extensions of our milestones from the FCC and Industry Canada. There can be no assurance that any such requests would be granted.

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

In November 2006, we signed a contract with Arianespace which entitles us to a launch for TerreStar-1 that will meet our FCC and Industry Canada milestones and also mitigates possible impacts from delays. If delays in satellite delivery require a later launch date, the contract provides for an extended window for committed launch through September 2008. If we are not ready to launch TerreStar-1 within our extended launch window, however, another launch slot may not be available within the time period required to meet the relevant milestones.

Our satellites could be damaged or destroyed during launch or deployment or could fail to achieve their designated orbital location.

Our satellite launches and deployments may not be successful. A percentage of satellites never become operational because of launch failures, satellite destruction or damage during launch or improper orbital placement, among other factors. Launch failure rates vary depending on the chosen launch vehicle and contractor. Even launch vehicles with good track records experience some launch failures, and these vehicles may experience launch failures when launching our satellites despite their track records. Even if successfully launched into orbit, a satellite may use more fuel than planned to enter into its orbital location, which could reduce the overall useful life of the satellite, or may never enter or remain in its designated orbital location, which could render it inoperable. Deployment and use of the antennas on our satellites are subject to additional risks because our antennas will be larger than those currently on most commercial satellites. If one or more of the launches or deployments fail, we will suffer significant delays that will damage our business, cause us to incur significant additional costs and adversely affect our ability to generate revenues.

Satellites have a limited useful life and premature failure of our satellites could damage our business.

During and after their launch, all satellites are subject to equipment failures, malfunctions (which are commonly referred to as anomalies) and other problems. A number of factors could decrease the expected useful lives or the utility of our satellites, including:

•	defects in construction;

•	radiation induced failure of satellite parts;

•	faster than expected degradation of solar panels;

•	malfunction of component parts;

•	loss of fuel on board;

•	higher than anticipated use of fuel to maintain the satellite’s orbital location;

•	higher than anticipated use of fuel during orbit raising following launch;

•	random failure of satellite components not protected by back-up units;

•	inability to control the positioning of the satellite;

•	electromagnetic storms, solar and other astronomical events, including solar radiation and flares; and

•	collisions with other objects in space, including meteors and decommissioned spacecraft in uncontrolled orbits that pass through the geostationary belt at various points.

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

We will rely on contracts with third parties to design and build our satellites, as well as the terrestrial components of our network. These include the integrated MSS and ATC systems, technology for communications between the satellite and terrestrial equipment, and the development of small, integrated MSS/ATC handsets and other devices utilizing our universal chipset™ architecture that will meet FCC and Industry Canada requirements, none of which exists today. We also intend to enter into relationships with third-party contractors in the future for equipment and maintenance and other services relating to our network. There are only a few companies capable of supplying the products and services necessary to implement and maintain our network. As a result, if any third-party contractor relationship with us is terminated, we may not be able to find a replacement in a timely manner or on terms satisfactory to us. This could lead to delays in implementing our network and interruptions in providing service to our customers, which would adversely affect our financial condition. In addition, the development and rollout of the terrestrial component of our network by these third parties may also be subject to unforeseen delays, cost overruns, regulatory changes, engineering and technological changes and other factors, some of which may be outside of our control.

Delays in initial and ongoing deployment of the terrestrial component of our network due to limited tower availability, local zoning approvals or adequate telecommunications transport capacity would delay and reduce our revenues.

Our business strategy includes the initial deployment of the terrestrial component of our network in several targeted markets, with subsequent expansion based upon customer requirements. Tower sites or leases of space on tower sites and authorizations in some desirable areas may be costly and time-consuming to obtain. If we are unable to obtain tower space, local zoning approvals or adequate telecommunications transport capacity to develop our network in a timely fashion, the launch of our network will be delayed, our revenues will be delayed and less than expected. As a result, our business will be adversely affected.

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

Failure to develop, manufacture and supply handsets and other devices that incorporate our universal chipset™ architecture in a timely manner, or at all, will delay or materially reduce our revenues.

We will rely on third-party manufacturers and their distributors to manufacture and distribute devices incorporating our universal chipset™ architecture. Such devices will have the same form, function and aesthetics as a standard wireless device, and will be able to communicate with both the terrestrial and satellite components of our planned network without requiring bulky external hardware. These devices are not yet available, and we and third-party vendors may be unable to develop and produce them in a timely manner, or at all, to permit the introduction of our service. If we, our vendors or our manufacturers fail to develop, manufacture and supply devices incorporating our universal chipset™ architecture for timely commercial sale at affordable prices, the launch of our service will be delayed, our revenues will be adversely affected and our business will suffer.

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

MSV has assigned to ATC Technologies a significant intellectual property portfolio, including a significant number of patents. Pursuant to the agreement by and between ATC Technologies and us, ATC Technologies granted us a perpetual, world-wide, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain existing patents owned by ATC Technologies for the sole purpose of developing, operating, implementing, providing and maintaining 2 GHz MSS S-band or MSS services with an ATC component. ATC Technologies granted back to MSV similar rights to the same intellectual property for L-band services in any geographic territory in the entire world where MSV, one of its affiliates or a joint venture or strategic alliance into which MSV has entered, is authorized to provide L-band services. In addition, ATC Technologies granted rights to MSV International, LLC, or MSVI, a subsidiary of MSV, in and to the same intellectual property for the purpose of providing communications services anywhere in the entire world, excluding services relating to the 2 GHz MSS S-band. We granted to ATC Technologies a perpetual, world-wide, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain existing patents owned or licensed by us and certain technologies licensed by us for the sole purpose of developing, operating, implementing, providing and maintaining L-band MSS services or L-band MSS services with an ATC component. ATC Technologies has also contractually committed to license to us, pursuant to the same terms as set forth above, certain additional patents that may be developed, acquired or otherwise owned by ATC Technologies or its affiliates (including MSV and MSVI), and we have contractually committed to license to ATC Technologies, pursuant to the same terms as set forth above, certain additional patents and technologies that may be developed, licensed, acquired or otherwise owned by us until October 1, 2016.

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

The intellectual property we license from ATC Technologies includes issued patents and technology included in patent applications. The patents for which we or ATC Technologies have applied may not be issued or, if they are issued, such patents may be insufficient to protect fully the technology we own or license. Moreover, if such patents prove to be inadequate to protect fully the technology we own or license, our ability to implement our business plan and, consequently, our financial condition, may be adversely affected. In addition, any patents that may be issued to us and any patents licensed to us from ATC Technologies may be challenged, invalidated or circumvented.

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

We may be unable to determine when third parties are using our intellectual property rights without our authorization. The undetected or unremedied use of our intellectual property rights or the legitimate development or acquisition of intellectual property similar to ours by third parties could reduce or eliminate any competitive advantage we have as a result of our intellectual property, adversely affecting our financial condition and results of operations. If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our business, financial condition and results of operations.

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

There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennae, similar to devices that may incorporate our universal chipset™ architecture. Lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences, including cancer, as a result of wireless phone usage. If courts or governmental agencies find that there is valid scientific evidence that the use of portable hand-held devices poses a health risk, or if consumers’ health concerns over radio frequency emissions increase for any reason, use of wireless handsets may decline. Further, government authorities might increase regulation of wireless handsets as a result of these health concerns. The actual or perceived risk of radio frequency emissions could have an adverse effect on our business, financial condition and results of operations.

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

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that we believe complement our services, augment our market coverage or enhance our technical capabilities or that we believe may otherwise offer growth opportunities. Acquisitions and mergers involve a number of risks, including, but not limited to:

•	the time and costs associated with identifying and evaluating potential acquisition or merger partners;

•	difficulties in assimilating operations of the acquired business and implementing uniform standards, controls, procedures and policies;

•	unanticipated expenses and working capital requirements;

•	the inability to finance an acquisition on acceptable terms, or at all, and to maintain adequate capital;

•	diversion of management’s attention from daily operations;

•	loss of key employees;

•	difficulty achieving sufficient revenues and cost synergies to offset increased expenses associated with acquisitions; and

•	risk and expenses of entering new geographic markets.

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

In 2006, TerreStar began to experience rapid growth, growing from four employees at December 31, 2005 to 134 employees at June 30, 2007, and we expect TerreStar to continue to grow rapidly in the near future. This growth has placed, and will continue to place, substantial strain on our resources. To maintain growth at the expected level, we will require additional capital and other resources. If we do not obtain additional funding, we may not be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees, satisfactorily execute our business plan or effectively integrate businesses that we may acquire. In 2006, TerreStar completed the spin-off of its wholly-owned subsidiary, TerreStar Global Ltd., or TerreStar Global. TerreStar Global intends to offer an integrated satellite and terrestrial network outside of North America. Some of our employees, including some of our executive officers, perform services for TerreStar Global, which may reduce the time they can devote to our business. Our failure to manage growth effectively could significantly impede our ability to execute our business strategy and achieve profitability.

We must attract, integrate and retain key personnel.

Our success depends, in large part, upon the continuing contributions of our key technical and management personnel and integrating new personnel into our business. Employment agreements with our employees are terminable at-will by the employees, and we do not maintain “key-man” insurance on any of our employees. The loss of the services of several key employees within a short period of time could harm our business and our future prospects. Our future success will also depend on our ability to attract and retain additional management and technical personnel required in connection with the implementation of our business plan. We have also recently hired several new executive officers who will be important to the execution of our business plan. Competition for such personnel is intense, and if we fail to retain or attract such personnel and integrate those personnel who we hire, our business could suffer. We have entered into arrangements with certain of our officers that provide for payments upon a change of control, as defined in those agreements.

We are involved in ongoing litigation, which could have a negative impact on us.

Certain stockholders affiliated with one of our former directors have initiated multiple lawsuits against us. In 2006, certain stockholders sought to install a slate of directors to our board of directors, which was not successful. If these efforts or similar efforts that might be made in the future are successful, they may result in a change of control of Motient, or interfere with our efforts to raise debt or equity capital which could adversely affect our liquidity and financial condition.

We may have to take actions which are disruptive to its business to avoid registration under the Investment Company Act of 1940.

We may have to take actions which are disruptive to our business if we are deemed to be an investment company under the Investment Company Act of 1940. Our equity investments, in particular our ownership interests in Skyterra and MSV, may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets excluding cash items and government securities, subject to certain other exclusions. Investment companies are required to register under and comply with the Investment Company Act unless an exclusion or SEC safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business. In June 2006, one of our stockholders filed a lawsuit against Motient, alleging, among other things, that we are an investment company. In October 2006, the U.S. Magistrate Judge heard arguments on Motient’s motions to dismiss the case, and thereafter recommended that the U.S. District Court dismiss the suit. The U.S. District Court adopted the Magistrate Judge’s recommendation and has dismissed these claims with prejudice.

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

Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital.

We may issue additional common stock in future financing transactions or as incentive compensation for our executives and other personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Finally, if we decide to file a registration statement to raise additional capital, some of our existing stockholders hold piggyback registration rights that, if exercised, will require us to include their shares in certain registration statements. Any of these conditions could adversely affect our ability to raise needed capital.

We may not be able to realize value from our investment in MSV due to risks associated with its next-generation business plans.

We have a substantial investment in MSV and its controlling limited partner, SkyTerra. The value of this investment, and consequently, the value of Motient, depends on the successful execution of MSV’s business plan. We have no control over either MSV or SkyTerra.

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

The ultimate resolution of pending legal and regulatory proceedings with respect to MSV’s L-band license authorizations:

•	MSV’s ability to effectively make use of spectrum;

•

MSV’s ability to structure partnerships to fund its next generation system consistent with various regulations governing ownership and operation of satellite assets and regulations concerning the utilization of ATC;

•	MSV’s ability to coordinate with other satellite system operators to optimize both its overall spectrum access and the utility of its spectrum for certain wireless protocols;

•

whether the price paid for spectrum in prior transactions is indicative of the future value of MSV’s spectrum assets and MSV’s ability to effect transactions that realize the value of such spectrum assets;

•	the supply of available wireless spectrum in the marketplace;

•	MSV’s ability to develop and integrate the complex technologies associated with its next-generation system as well as appropriately and effectively manage interference;

•	MSV’s ability to develop and deploy innovative network management techniques to permit mobile devices to seamlessly transition between satellite and terrestrial mode;

•	the construction, delivery and launch of MSV’s next-generation satellites and the maintenance of MSV’s existing geostationary satellites;

•	MSV’s ability to obtain funding for the construction of the satellite component of its next-generation service on favorable terms;

•	MSV’s dependence on one or more third party partners to construct the terrestrial base station component of its next-generation network, if it does not obtain other funding for this construction;

•	market acceptance and level of demand for MSV’s next-generation network; and

•	protection of MSV’s proprietary information and intellectual property rights.

If MSV is unable to implement its next-generation business strategy, our investments in MSV and SkyTerra could be materially and adversely affected.

Regulatory Risks

We could lose our FCC authorization and industry Canada approval in principle and be subject to fines or other penalties.

We must meet significant construction and implementation milestones and comply with complex and changing FCC and Industry Canada rules and regulations to maintain our authorizations to use our assigned spectrum and orbital slot. The milestones include a successful satellite launch by us by November 2007 and an additional U.S. milestone of certification that the system is operational by November 2008. We have applied for extensions of the November 2007 milestones based on vendor performance and expect the FCC and IC to grant these requests. Once the system is operational, we will be required to maintain satellite coverage of all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and all regions of Canada that are within the coverage contour described in our Industry Canada approval in principle and, to the extent that we have been granted ATC authority, to provide an integrated MSS service offering in all locations where our ATC is made available. We may not meet these milestones, satisfy these service requirements or comply with other applicable rules and regulations. Non-compliance with these or other conditions, including other FCC or Industry Canada gating or ongoing service criteria, could result in fines, additional conditions, revocation of the authorizations, or other adverse FCC or Industry Canada actions. The loss of our spectrum authorizations would prevent us from implementing our business plan and have a material adverse effect on our financial condition and the amount and value of the collateral pledged to support the Senior Secured PIK Notes issued by TerreStar in February 2007.

We have not yet applied for, and may not receive, certain regulatory approvals that are necessary to our business plan.

We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, we must apply for ATC licenses in the United States and Canada separately from our satellite authorizations. We cannot be granted an ATC license until we can show that we will comply in the near future with the FCC’s and Industry Canada’s ATC gating criteria, which we may not be able to satisfy. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada. Further, our future customers, or our business strategy, may require us to launch additional satellites, including TerreStar-2, in order to increase redundancy and decrease the risk of having only one satellite in orbit. In order to do so, we must obtain regulatory approval for one or more additional orbital slots, or permission from Industry Canada to launch additional satellites into our orbital slot for TerreStar-1, and may need a waiver of the FCC requirement that our spare satellite remain on the ground.

Either Industry Canada and/or the FCC may refuse to grant these and other necessary regulatory approvals in the future, or they may impose conditions on these approvals that we are unable to satisfy. Failure to obtain or retain any necessary regulatory approvals would impair our ability to execute our business plan, and would materially adversely affect our financial condition.

The industry Canada approval in principle to construct and operate a satellite in a Canadian orbital slot is held, and upon the launch thereof will be held, by a Canadian entity over which neither we nor TerreStar exercises control.

The Industry Canada approval in principle to construct and operate a 2 GHz MSS S-band satellite in a Canadian orbital position is currently held by TerreStar Canada, an entity that neither we, nor TerreStar control. Upon the launch of TerreStar-1, we expect that TerreStar-1 will be transferred to TerreStar Canada. Under the Radiocommunication Act (Canada) and the Telecommunications Act (Canada), and the regulations promulgated thereunder, TerreStar may only own a 20% voting equity interest in TerreStar Canada, along with a 33 1/3% voting equity interest in TerreStar Canada Holdings, which is TerreStar Canada’s parent and 80% voting equity owner. TMI Communications, a Canadian-owned and controlled third party, owns a 66 2/3 voting interest in TerreStar Canada Holdings. The rules and regulations further provide that the business and operations of TerreStar Canada cannot otherwise be controlled in fact by non-Canadians.

Under the Transfer Agreements, TMI Communications owns 66 2/3% of the shares of, and has the power to elect three out of the five members of the board of directors of, TerreStar Canada Holdings, and TerreStar Canada Holdings owns 80% of the shares of, and has the power to elect four out of the five members of the board of directors of, TerreStar Canada. TerreStar will have certain contractual rights with respect to the business and operations of, and certain negative protections as a minority shareholder of, both TerreStar Canada and TerreStar Canada Holdings. With certain exceptions, TerreStar has no ability to control the business or operations of TerreStar Canada, which holds the Industry Canada approval in principle and will own TerreStar-1. TerreStar does not have negative approval rights with respect to appointment or termination of senior officers or creation of budgets for TerreStar Canada or TerreStar Canada Holdings.

FCC and industry Canada decisions affecting the amount of 2 GHZ MSS S-band spectrum assigned to us are subject to reconsideration and review.

In December 2005, the FCC provided TMI Communications with a reservation of 10 MHz of uplink MSS spectrum and 10 MHz of downlink MSS spectrum in the 2 GHz MSS S-band. TMI Communications has assigned that authorization to us and the FCC has modified the reservation to reflect that change. Two parties have challenged the December 2005 ruling, and one party has also challenged a separate decision by the FCC to cancel its former 2 GHz MSS S-band authorization. If these challenges succeed, the amount of 2 GHz MSS S-band spectrum that is available to us may be reduced to a level that is insufficient for us to implement our business plan. Furthermore, in Canada, our spectrum could be reduced from 20 MHz to 14 MHz if Industry Canada determines that it is necessary to reapportion spectrum in order to license other MSS operators in Canada. Any reduction in the spectrum we are authorized to use could impair our business plan and materially adversely affect our financial condition.

Our use of the 2 GHZ MSS S-band is subject to successful relocation of existing users.

In the United States, our operations at the 2 GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service, or BAS, licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation, or Sprint Nextel, is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2 GHz MSS S-band licensees must relocate microwave users in the 2 GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2 GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs. Due to the complex nature of the overall 2 GHz MSS S-band relocation and the need to work closely with Sprint Nextel on band clearing, we may not make sufficient progress in the relocation effort or meet FCC requirements for relocating existing users and the start of our MSS operations may be delayed. Sprint Nextel has reported to the FCC delays in clearing the 2 GHz MSS S-band. If Sprint Nextel does not complete clearance of the 2 GHz MSS S-band within a reasonable period of time, our ability to implement our business plan, our financial condition, and our ability to satisfy FCC milestones could be jeopardized.

In Canada, our operations at the 2 GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although there are a small number of users in the 2GHz band, these users must be given a minimum of two years notice by Industry Canada to relocate unless a commercial agreement is reached under which they would move earlier, Industry Canada has informed us that they will start the relocation process but if these users are not relocated in sufficient time before the launch of our services, we may not be able to offer our services in certain locations in Canada, which could impair our business plan and materially adversely affect our operations.

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

We may face unforeseen regulations with which we find it difficult, costly or impossible to comply.

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

From time to time, governmental entities may impose new or modified conditions on our authorizations, which could adversely affect our ability to generate revenues and implement our business plan. For example, from time to time, the U.S. federal government has considered imposing substantial new fees on the use of frequencies, such as the ones we plan to use to provide our service. In the U.S. and Canada, the FCC and Industry Canada, respectively, already collect fees from space and terrestrial spectrum licensees. We are currently required to pay certain fees, and it is possible that we may be subject to increased fees in the future.

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

We must comply with U.S. export control laws in connection with any information, products, or materials that we provide to non-U.S. persons relating to satellites, associated equipment and data and with the provision of related services. These requirements may make it necessary for us to obtain export or re-export authorizations from the U.S. government in connection with any dealings we have with TMI Communications, TerreStar Canada, TerreStar Canada Holdings, non-U.S. satellite manufacturing firms, launch services providers, insurers, customers and employees. We may not be able to obtain and maintain the necessary authorizations, which could adversely affect our ability to:

•	effect the Transfer Agreements;

•	procure new U.S.-manufactured satellites;

•	control any existing satellites;

•	acquire launch services;

•	obtain insurance and pursue our rights under insurance policies; or

•	conduct our satellite-related operations.

In addition, if we do not properly manage our internal compliance processes and, as a result, violate U.S. export laws, the terms of an export authorization or embargo laws, the violation could make it more difficult, or even impossible, to maintain or obtain licenses and could result in civil or criminal penalties.

Our strategic relationships will be subject to government regulations.

We must ensure that parties with which we enter into strategic relationships comply with the FCC’s and Industry Canada’s ATC rules. This may require us to seek agreements in connection with potential strategic relationships that provide for a degree of control by us in the operation of their business that they may be unwilling or unable to grant us.

In addition, the U.S. Communications Act of 1934, as amended, or the Communications Act, and the FCC’s rules require us to maintain legal as well as actual control over the spectrum for which we are licensed. Our ability to enter into strategic arrangements may be limited by the requirement that we maintain de facto control of the spectrum for which we are licensed. If we are found to have relinquished control without approval from the FCC, we may be subject to fines, forfeitures, or revocation of our licenses.

Similarly, the Radiocommunication Act (Canada), the Telecommunications Act (Canada) and Industry Canada’s rules require that Canadians maintain legal as well as actual control over TerreStar Canada and certain of its licensed facilities. Our ability to enter into strategic arrangements may be limited by the requirement that Canadians maintain control over TerreStar Canada and these licensed facilities in Canada. If TerreStar Canada is found to have relinquished control to non-Canadians, TerreStar Canada may be subject to fines, forfeitures or revocation of its licenses and may not lawfully continue to carry on its business in Canada.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2007 Motient exchanged an aggregate of 322,745 shares of its common stock in exchange for 181,324 shares of common stock of TerreStar Networks with holders of options to purchase shares of TerreStar common stock who exercised those options and exchanged the underlying shares for shares of Motient common stock. Motient was obligated to effect the exchange pursuant to certain obligations relating to Motient’s exchange of shares of its common stock for shares of TerreStar common stock held by certain funds affiliated with Columbia Capital (“Columbia”) and Spectrum Equity Investors (“Spectrum”) that was completed on September 25, 2006. Pursuant to Motient’s agreements with Columbia and Spectrum, as well as provisions in the TerreStar Stockholders Agreement, Motient was obligated to exchange shares of Motient common stock for shares of TerreStar common stock held by other TerreStar stockholders on the same economic terms as the transactions Motient entered into with Columbia and Spectrum. Each of these former TerreStar option holders waived a closing condition in their exchange agreement with Motient requiring that a registration statement covering the resale of the Motient shares they received be effective prior to the closing of the exchange.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

I tem 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Company (as restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 2 Registration Statement on Form 8-A, filed May 1, 2002).

3.2	Amended and Restated Bylaws of the Company (as amended and restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

3.3	Certificate of Correction filed to correct a certain error in the Certificate of Designations of the Series A Cumulative Convertible Preferred Stock of Motient Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K/A filed on August 3, 2005).

3.4	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 31 to Registrants Current Report on Form 8-K filed on October 31, 2005).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

10.53	Shareholders Agreement between TMI Communications and Company, Limited Partnership, TerreStar Networks Inc., TerreStar Networks Holdings (Canada) Inc., TerreStar Networks (Canada) Inc., dated April 5, 2007.

10.54	Rights and Services Agreement between TerreStar Networks (Canada) Inc. and TerreStar Networks Inc. dated April 5, 2007.

10.55	Guarantee by TerreStar Networks (Canada) Inc., as Guarantor, to and for the benefit of TerreStar Networks Inc. dated April 5, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the President and Chief Executive Officer (principal executive officer).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Executive Vice President and Chief Financial Officer (principal financial officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIENT CORPORATION (Registrant)

August 9, 2007	/s/ NEIL L. HAZARD
Neil L. Hazard Executive Vice President and Chief Financial Officer and duly authorized officer to sign on behalf of the registrant)