Form 10-Q
period 2007-09-30
TERRESTAR CORP
filed 2007-11-09
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33546

TERRESTAR CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-0976127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12010 Sunset Hills Road, 9th Floor, Reston, VA 20190

(Address of Principal Executive Offices and Zip Code)

703-483-7800

(Registrant’s Telephone Number, Including Area Code)

Motient Corporation

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at November 2, 2007: 87,425,933

TERRESTAR CORPORATION

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

Our public filings are available at www.terrestarcorp.com and on EDGAR at www.sec.gov.

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K, as amended, for the year ended December 31, 2006 as well as Part II, Item IA—“Risk Factors” of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

TERRESTAR CORPORATION

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006

(in thousands, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Expenses
General and administrative	$29,594	$30,605	$90,112	$59,554
Research and development	1,405	2,399	22,470	5,377
Depreciation and amortization	5,018	1,454	12,959	4,094
Loss on impairment of intangibles	—	—	6,699	—
Gain on asset disposal	(133)	—	(133)	—

Total operating expenses	35,884	34,458	132,107	69,025

Operating loss from continuing operations	(35,884)	(34,458)	(132,107)	(69,025)
Interest expense	(11,333)	—	(36,427)	—
Other expense	(518)	—	(7,020)	—
Interest and other income	2,893	1,441	10,508	5,857
Equity in losses of MSV	(1,595)	(8,423)	(6,205)	(25,803)
Minority interests in losses of TerreStar	4,513	9,397	16,786	16,481
Minority interests in losses of TerreStar Global	375	—	1,089	—
Gain (loss) on investments	(47,863)	196,905	(147,438)	196,905

Income (loss) from continuing operations before income taxes	(89,412)	164,862	(300,814)	124,415
Income tax benefit (expense)	3,376	(17,100)	2,946	(17,100)

Net income (loss) from continuing operations	(86,036)	147,762	(297,868)	107,315
Loss from discontinued operations	—	(9,600)	—	(31,283)

Net income (loss)	(86,036)	138,162	(297,868)	76,032
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(6,011)	(5,960)	(17,800)	(17,653)
Accretion of issuance costs associated with Series A and Series B	(1,078)	(1,020)	(3,162)	(2,994)

Net income (loss) available to Common Stockholders	$(93,125)	$131,182	$(318,830)	$55,385

Basic Earnings (Loss) Per Share—Continuing Operations	$(1.08)	$2.21	$(4.30)	$1.37

Basic Loss Per Share—Discontinued Operations	$—	$(0.15)	$—	$(0.49)

Basic Earnings (Loss) Per Share	$(1.08)	$2.06	$(4.30)	$0.87

Basic Weighted-Average Common Shares Outstanding	86,128	63,782	74,090	63,375

Diluted Earnings (Loss) Per Share—Continuing Operations	$(1.08)	$1.78	$(4.30)	$1.30

Diluted Loss Per Share—Discontinued Operations	$—	$(0.12)	$—	$(0.47)

Diluted Earnings (Loss) Per Share	$(1.08)	$1.66	$(4.30)	$0.83

Diluted Weighted-Average Common Shares Outstanding	86,128	78,899	74,090	66,767

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Balance Sheets

As of September 30, 2007 and December 31, 2006

(in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,558	$171,665
Cash committed for satellite construction costs	2,783	24,486
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	—	10,723
Restricted cash for Senior Secured Notes	—	13,087
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,388	4,255
Deferred issuance costs associated with Senior Secured Notes	—	5,708
Deferred issuance costs associated with TerreStar Notes	2,032	—
Assets held for sale	—	367
Other current assets	18,617	2,602

Total current assets	225,378	232,893

Restricted investments	3,569	6,255
Property and equipment, net	507,068	259,169
Intangible assets, net	215,797	144,265
Investment in MSV	37,606	184,665
Investment in Skyterra	287,176	293,510
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	7,397	10,692
Notes receivable and accrued interest, thereon	787	—
Deferred issuance costs associated with TerreStar Notes	10,923	—

Total assets	$1,295,701	$1,131,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,289	$12,415
Accounts payable to Loral for satellite construction contract	19,791	9,073
Accrued income taxes payable	89	4,641
Obligations under capital leases	288	—
Deferred rent and other current liabilities	1,060	1,199
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	15,252	8,174
Senior Secured Notes and accrued interest, thereon	—	202,267
Current liabilities of discontinued operations	25	45

Total current liabilities	63,794	237,814

Obligations under capital leases	316	—
Deferred rent and other long-term liabilities	2,685	3,049
TerreStar Notes and accrued interest, thereon	547,790	—

Total liabilities	614,585	240,863

Commitments and Contingencies
Minority interest in TerreStar	18,610	68,617
Minority interest in TerreStar Global	105	1,633
Series A cumulative convertible preferred stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at September 30, 2007 and December 31, 2006)	90,000	90,000
Series B cumulative convertible preferred stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at September 30, 2007 and December 31, 2006	318,500	318,500
STOCKHOLDERS’ EQUITY:
Common stock; voting (par value $0.01; 200,000,000 shares authorized, 90,310,217 and 73,663,208 shares issued, 86,359,015 and 69,712,006 shares outstanding at September 30, 2007 and December 31, 2006, respectively)	903	737
Additional paid-in capital	1,056,285	886,463
Common stock purchase warrants	64,097	73,200
Less: 3,951,202 common shares held in treasury stock at September 30, 2007 and December 31, 2006	(73,877)	(73,877)
Accumulated other comprehensive income	10	—
Accumulated deficit	(793,517)	(474,687)

Total stockholders’ equity	253,901	411,836

Total liabilities and stockholders’ equity	$1,295,701	$1,131,449

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net (loss) income	$(297,868)	$76,032
Adjustments to reconcile net (loss) income to net cash used in continuing operating activities:
Income from discontinued operations	—	31,283
Depreciation and amortization	12,959	4,094
Write off of financing fees	5,708	—
Equity in losses of MSV	6,205	25,803
Minority interests in losses of TerreStar Global	(1,089)	—
Minority interests in losses of TerreStar	(16,786)	(16,481)
Gain (loss) on investments	147,438	(196,905)
Gain on asset disposal	(133)	—
Amortization of deferred financing costs	1,270	—
Non-cash 401(k) match	—	151
Stock-based compensation	30,709	34,691
Loss on impairment of intangibles	6,699	—
Restricted stock forfeited	(41)	—
Interest income	52	—
Translation adjustment	10	—
Changes in assets and liabilities:
Other current assets	(16,104)	1,201
Accounts payable and accrued expenses	12,063	18,113
Accrued interest	29,392	—
Deferred rent and other liabilities	(503)	127

Net cash used in continuing operating activities	(80,019)	(21,891)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Restricted cash and investments	45,582	47,531
Proceeds from assets held for sale	500	—
Accounts payable to Loral for satellite construction contract	—	(59,771)
Notes receivable—TerreStar Canada	(750)	—
Additions to property and equipment	(223,755)	(89,142)

Net cash used in continuing investing activities	(178,423)	(101,382)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of TerreStar Notes	500,000	—
Proceeds from issuance of equity securities	4,514	18,548
Stock issuance costs and other charges	15	—
Repayments of the Senior Secured Notes	(200,000)	—
Proceeds from issuance of employee stock options	2,157	361
Purchase of treasury stock	—	(6,789)
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(10,723)	(10,723)
Debt issuance costs and other charges	(14,225)	—

Net cash provided by continuing financing activities	281,738	1,397

Net cash provided by (used in) continuing operations	23,296	(121,876)

Net cash used in discontinued operating activities	(20)	(11,177)
Net cash provided by discontinued investing activities	2,617	—

Net cash provided by (used in) discontinued operations	2,597	(11,177)

Net increase (decrease) in cash and cash equivalents	25,893	(133,053)
CASH AND CASH EQUIVALENTS, beginning of period	171,665	179,524

CASH AND CASH EQUIVALENTS, end of period	$197,558	$46,471

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Description of Business

TerreStar Corporation (formerly Motient Corporation) (“TerreStar Corp.”, the “Company”, “we” or “our”) with its subsidiaries, is in the integrated satellite wireless communications business through its ownership of TerreStar Networks Inc. (“TerreStar Networks”), its principal operating entity, and TerreStar Global Ltd. (“TerreStar Global”). TerreStar Corp. also has investments in Mobile Satellite Ventures LP, (“MSV”), a satellite communications company, and MSV’s parent, SkyTerra Communications, Inc. (“SkyTerra”). TerreStar Corp.’s investment in TerreStar Networks is governed by a stockholder agreement and its interest in SkyTerra is non-voting. As of September 30, 2007, our interest in MSV and SkyTerra was approximately 4.4% and 39.0%, respectively.

The Company’s primary business is TerreStar Networks, a Reston, Virginia based future provider of advanced mobile satellite services for the North American market. In cooperation with its Canadian partner, TMI Communications and Company, Limited Partnership (“TMI”), TerreStar Networks plans to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. The system build out will be based on an integrated satellite and ground-based technology which will provide service in the most hard-to-reach geographic areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

The Company operated a two-way terrestrial wireless data communications service for customers until September 14, 2006. On September 14, 2006, we sold the assets and liabilities relating to that business. The Company’s historical financial statements present this terrestrial wireless business as a discontinued operation. Pursuant to such presentation, the Company’s current period continuing operations are reflected as a single operating unit.

At September 30, 2007, TerreStar Corp. had two wholly owned subsidiaries, an 85.9% interest in TerreStar Networks, an 85.0% interest in TerreStar Global, a 39.0% non-voting interest in SkyTerra and a 4.4% interest in MSV. Motient Communications Inc., an indirect wholly owned subsidiary, owned the assets comprising the Company’s discontinued core wireless business, except for the assets related to Motient’s Federal Communications Commission, or FCC, licenses, which were held in a separate subsidiary, Motient License Inc.

For additional information regarding the business descriptions of the Company’s wholly owned subsidiaries, please refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and Note 1 to the Consolidated Financial Statements included therein, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2006.

Note 2. Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with these rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements include our accounts and those of the subsidiaries which we control. All inter-company transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Reference is made to the Company’s Annual Report on Form 10-K, as amended, filed with the SEC for the year ended December 31, 2006 for a complete set of financial notes including the Company’s significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relating to its continuing operations include the valuation of stock based compensation expense and the related weighted average assumptions, the valuation of its investment in MSV, the valuation of deferred tax assets and the valuation of long-lived assets, particularly those related to TerreStar Networks. Actual results could differ from those estimates. In addition, significant estimates related to the Company’s discontinued operations included its valuation for doubtful accounts and the valuation of long-lived terrestrial wireless assets.

Restricted Cash and Investments

The Company had $6.4 million of restricted cash and investments at September 30, 2007 held in money market escrow accounts. Included in that amount is approximately $2.8 million restricted in accordance with the Company’s satellite construction contract. In addition, approximately $3.3 million is restricted in accordance with the Company’s asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation, and approximately $0.3 million is restricted in accordance with various leases and security deposits.

The Company uses the equity method of accounting for its limited partnership investment in MSV in accordance with Emerging Issue Task Force (“EITF”) No. D-46, “Accounting for Limited Partnership Investments”, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) No. 78-9, “Accounting for Investments in Real Estate Ventures”. The Company recognizes all changes in its proportionate share of the unconsolidated subsidiaries’ equity resulting from their equity transactions as adjustments to our investment and stockholders’ equity. The Company uses the cost method to account for equity investments in all other unconsolidated entities. Additional information regarding our investments is more fully described in Note 6.

Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Interest paid	$7,034	$—
Income taxes paid	$5,686	$—

Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period.

Stock-Based Compensation

The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock-option awards under Statement of Financial Accounting Standard (“SFAS”) No. 123R. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 9.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year. The adoption of FIN 48 did not have a material effect on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 creates a single definition of fair value, along with a conceptual framework to measure fair value, and to increase the consistency and the comparability in fair value measurements and in financial statement disclosures.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities—Including an Amendment to FASB Statement No. 115.” SFAS No. 159 improves financial reporting by giving entities the opportunity to mitigate earnings volatility by electing to measure related financial assets and liabilities at fair value rather than using different measurement attributes. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. Upon initial adoption, differences between the fair value and carrying amount should be included as a cumulative-effect adjustment to beginning retained earnings.

SFAS Nos. 157 and 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The Company will not early adopt SFAS Nos. 157 and 159 and is currently assessing the impact of implementing SFAS Nos. 157 and 159 on its financial position and results of operations.

Note 3. Assets Held for Sale

On July 26, 2007, the Company sold its spectrum frequency assets held for sale to Nextel Communications for approximately $0.5 million pursuant to an asset purchase agreement executed between Motient Communications Inc., Motient License Inc. and Nextel dated April 13, 2007. The Company recognized a $0.13 million gain for the three and nine months ended September 30, 2007 included in the accompanying condensed consolidated statement of operations.

Note 4. Property and Equipment

The components of property and equipment as of September 30, 2007 and December 31, 2006 are presented in the table below.

	September 30, 2007	December 31, 2006
	(in thousands)
Network equipment	$1,292	$892
Lab equipment	8,402	1,791
Office equipment	3,836	1,498
Leasehold improvements	1,783	1,769
Capital lease assets	686	—
Satellite construction in progress(1)	480,074	253,352
Asset under construction	12,698	—

	508,771	259,302
Less accumulated depreciation	(1,703)	(133)

Property and equipment, net	$507,068	$259,169

(1)	The satellite construction in progress includes $16.1 million of capitalized accrued interest as of September 30, 2007.

Depreciation expense for the three and nine months ended September 30, 2007 and 2006 was $0.8 million and $1.6 million and $9,284 and $29,929, respectively.

Note 5. Intangible Assets

Intangible assets as of September 30, 2007 and December 31, 2006 are presented in the table below.

	September 30, 2007	December 31, 2006
	(in thousands)
Intellectual property—TerreStar Corp.	$78,377	$78,377
Intellectual property—TerreStar Networks	239	239
Intangible from common stock exchanges	158,678	75,756

	237,294	154,372
Less accumulated amortization	(21,497)	(10,107)

Intangible assets, net	$215,797	$144,265

Amortization expense for the three and nine months ended September 30, 2007 and 2006 was $4.2 million and $11.4 million and $1.445 million and $4.064 million, respectively.

Note 6. Investments

On February 12, 2007, the Company exchanged approximately 5.1 million limited partnership units of MSV for approximately 14.4 million shares of SkyTerra non-voting common stock. As a result of the exchange, we recognized a $10.2 million gain for the three months ended March 31, 2007.

As of September 30, 2007, the carrying value of our SkyTerra investment was $287.2 million included in non-current assets of the accompanying condensed consolidated balance sheet. During the third quarter, the Company experienced a further decline in the fair value of its SkyTerra investment which was considered to be other than temporary. As a result, we recognized an impairment of $47.9 million and $157.6 million, respectively for the three and nine months ended September 30, 2007 included in the accompanying condensed consolidated statement of operations. The impairment of $157.6 million for the nine months ended September 30, 2007 is offset by a $10.2 million gain related to the exchange of our MSV limited partnership units for SkyTerra non-voting common stock as noted above.

As of September 30, 2007, we held a 39.0% ownership interest in SkyTerra’s non-voting common stock.

As of September 30, 2007, the carrying value of our limited partnership investment in MSV was $37.6 million included in non-current assets of the accompanying condensed consolidated balance sheet. As of September 30, 2007, we held a 4.4% ownership interest in MSV.

Note 7. Long-Term Debt and Capital Lease Obligations

Notes

On February 14, 2007, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), dated as of February 14, 2007, among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

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

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent.

On August 15, 2007, $37.7 million of interest was converted into additional TerreStar Notes in accordance with the Indenture agreement. As of September 30, 2007, the carrying value of the TerreStar Notes was $547.8 million including $10.1 million of accrued interest.

Capital Lease Obligations

The Company leases facilities and equipment under non-cancelable operating and capital leases. During the third quarter, the Company entered into a non-cancelable equipment capital lease. The Company borrowed approximately $0.6 million to finance the equipment capital lease. The loan will accrue interest at a rate of 14.99% per annum and will mature on September 1, 2009. The term of the equipment capital lease is twenty-four months and includes an option to purchase at the end of the lease term. Additional information regarding lease payments under operating and capital leases are more fully described in Note 11.

Note 8. Common and Preferred Stock

Common Stock

From February 6, 2007 through February 16, 2007, the Company exchanged an aggregate of approximately 2.7 million shares of its common stock for approximately 1.5 million shares of TerreStar Networks common stock with executives of MSV who exercised options to purchase shares of TerreStar Networks common stock.

Additionally, on March 28, 2007, the Company exchanged an aggregate of 920,598 shares of its common stock for 517,195 shares of TerreStar Networks common stock with MSV executives who exercised options to purchase shares of TerreStar Networks common stock.

On February 23, 2007, the Company exchanged 27,190 shares of its common stock for 15,680 shares of TerreStar Networks common stock with a shareholder pursuant to an exchange agreement entered into in 2006.

On March 8, 2007, the Company exchanged an aggregate of approximately 9.0 million shares of its common stock for approximately 5.0 million shares of TerreStar Networks common stock and 1.9 million shares of TerreStar Global common stock with BCE Inc. pursuant to an exchange agreement entered into in January 2007.

On April 23, 2007, the Company exchanged 32,499 shares of its common stock for 18,258 shares of TerreStar Networks common stock with a shareholder pursuant to an exchange agreement entered into in 2006.

On April 26, 2007, the Company exchanged an aggregate of approximately 1.7 million shares of its common stock for 932, 048 shares of TerreStar Networks Inc. common stock with certain funds affiliated with Columbia Capital and Spectrum Equity Investors who exercised options to purchase shares of TerreStar Networks common stock pursuant to an exchanged agreement dated September 25, 2006. The funds affiliated with Columbia Capital and Spectrum Equity Investors exercised those options and exchanged the underlying shares for TerreStar common stock.

On May 11, 2007, the Company exchanged 322,745 shares of its common stock for 181,324 shares of TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2006.

On May 18, 2007, the Company exchanged 32,449 shares of its common stock for 18,230 shares of TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2006.

On August 23, 2007, the Company issued 400,838 shares of its common stock for approximately 225,190 shares of TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2007.

Under the purchase method of accounting, the above common stock exchanges were recorded at fair values as of the exchange date. As of September 30, 2007, the excess of the fair values of the common stock exchanged resulted in an allocation of $82.9 million to intangible assets. The impairment for the three and nine months ended September 30, 2007 was zero and $6.7 million, respectively. As of September 30, 2007, the Company’s ownership interests in TerreStar Networks and TerreStar Global was approximately 85.9% and 85.0%, respectively, on a non-diluted basis.

Preferred Stock

The Company’s Series A and B Cumulative Redeemable Convertible Preferred Stock is accounted for in accordance with the SEC’s Accounting Series Release No. 268 “Redeemable Preferred Stocks”. There were 90,000 shares of Series A and 318,500 shares of Series B Cumulative Convertible Preferred Stock outstanding as of September 30, 2007.

Common Stock Purchase Warrants

The Company has issued warrants exercisable for common stock in connection with its various financing activities as described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and Notes 6 and 7 to the Consolidated Financial Statements included therein. As of September 30, 2007, there were approximately 4.2 million fully vested warrants exercisable for the Company’s common stock outstanding with a fair value of $64.1 million.

The following table summarizes the Company’s warrant activity as of September 30, 2007 and changes during the nine months ended September 30, 2007.

TerreStar Corp.	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2007	5,713,445	$7.69
Granted		—
Canceled		—
Exercised	(1,500,045)	$3.01

Outstanding at September 30, 2007	4,213,400	$9.35

Note 9. Employee Stock Benefit Plans

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payments based on estimated fair values.

The Company offers stock option awards and restricted stock units as its primary form of long-term incentive compensation. Pursuant to the terms of the 2006 Equity Incentive Plan (“the Plan”), the Company may issue up to an aggregate of 10.0 million shares of common stock in the form of options, restricted stock or other equity-based incentive awards to directors, officers and employees. As of September 30, 2007, approximately 230,000 shares remain available to be issued under the Plan.

Under the Plan, the Company granted 35,600 non-qualified options to purchase its common stock to a board member on March 14, 2007. These options vest on March 14, 2008 and expire on March 14, 2017, unless fully exercised or terminated earlier.

Under the Plan, the Company granted 3.8 million non-qualified options to purchase its common stock to TerreStar Networks employees on May 1, 2007. One-third of the options vest each year over three years starting January 1, 2008 and expires on January 1, 2017, unless fully exercised or terminated earlier.

On May 23, 2007, the Company cancelled approximately 2.5 million fully vested non-qualified options to purchase TerreStar Networks common stock in exchange for the issuance of approximately 5.3 million fully vested non-qualified options to purchase the Company’s common stock. These options were offered to TerreStar Networks employees and vested on May 23, 2007. Fifty percent of the options become exercisable on January 1, 2008 and the remaining fifty percent become exercisable on January 1, 2009. The options expire on May 23, 2017, unless fully exercised or terminated earlier.

The fair value of each option award was estimated on the grant date using the Black-Scholes option pricing model. The risk-free interest rate was based on the daily treasury yield curve rates from the U.S. Treasury, adjusted for continuous compounding. The expected-volatility was estimated using TerreStar Corp. and peer company historical volatility and implied volatility. The expected term was estimated using the average of the vesting date and the contractual term of the options. The estimated forfeiture rate was based on TerreStar Corp.’s historical experience and future expectations.

The following table summarizes the fair values and weighted average assumptions as of September 30, 2007.

TerreStar Corp.	Nine Months Ended September 30, 2007
Grant dates	3/14/07	5/1/07	5/23/07
Weighted average grant date fair value	$5.09	$6.68	$6.60
Weighted average assumptions:
Risk-free interest rate	4.34%	4.44%	4.68%
Dividend yield	—	—	—
Expected volatility	60.0%	60.0%	60.0%
Expected dividend yield	—	—	—
Expected term (years)	5.50	5.83	5.55
Forfeiture rate	8.60%	8.60%	—
Options granted	35,600	3,842,444	5,260,359

The following tables summarize our stock option activity as of September 30, 2007 and changes during the nine months ended September 30, 2007.

TerreStar Corp.	Options to acquire shares	Weighted- average exercise price per share
Outstanding at January 1, 2007	646,066	$18.48
Granted	9,138,403	$11.32
Canceled	(33,736)	$13.92
Exercised	(37,489)	$10.63

Outstanding at September 30, 2007	9,713,244	$11.79

TerreStar Corp.	Options to acquire shares	Weighted- average grant date fair value
Nonvested at January 1, 2007	280,000	$8.74
Granted	9,138,403	$6.63
Canceled	(23,656)	$9.03
Vested	(5,452,692)	$6.66

Nonvested at September 30, 2007	3,942,055	$6.72

TerreStar Networks	Options to acquire shares	Weighted- average exercise price per share
Outstanding at January 1, 2007	6,569,254	$12.15
Granted	—	—
Canceled	(3,076,471)	$24.87
Exercised	(3,276,828)	$0.54

Outstanding at September 30, 2007	215,955	$7.31

TerreStar Networks	Options to acquire shares	Weighted- average grant date fair value
Nonvested at January 1, 2007	216,000	$30.53
Granted	—	—
Canceled	(216,000)	$30.53
Vested	—	—

Nonvested at September 30, 2007	—	—

For the three and nine months ended September 30, 2007, compensation expense was $3.5 million and $29.9 million, respectively. For the three and nine months ended September 30, 2006, compensation expense was $17.6 million and $28.6 million, respectively. Compensation expense is included in general and administrative expense and research and development costs in the accompanying condensed consolidated statement of operations. At September 30, 2007, the total unrecognized compensation expense was approximately $16.4 million.

The stock based compensation expense related to the Company’s discontinued terrestrial wireless business was $3.2 million and $4.9 million, respectively for the three and nine months ended September 30, 2006.

Restricted Stock Awards

The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards generally vest over four years and are settled in shares of TerreStar Corp. common stock after the vesting period.

The following tables summarize our restricted stock activity as of September 30, 2007 and changes during the nine months ended September 30, 2007.

TerreStar Corp.	Restricted Stock to acquire Shares	Weighted- average grant date fair value
Outstanding at January 1, 2007	530,000	$15.70
Granted	—	—
Canceled	(20,000)	13.35
Exercised	—	—

Outstanding at September 30, 2007	510,000	$15.79

TerreStar Corp.	Restricted Stock to acquire Shares	Weighted- average grant date fair value
Nonvested at January 1, 2007	300,000	$13.07
Granted	—	—
Canceled	(20,000)	$13.35
Vested	(151,000)	$13.35

Nonvested at September 30, 2007	129,000	$12.70

For the three and nine months ended September 30, 2007, compensation expense related to restricted stock was $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2006, compensation expense related to restricted stock was $2.6 million and $6.1 million, respectively. Compensation expense is included in general and administrative expense in the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2007, the total unrecognized compensation expense related to restricted stock was $1.2 million.

Stock Options—TerreStar Global

Pursuant to the terms of the TerreStar Global Ltd. 2007 Share Incentive Plan (“the Global Plan”), the Company may issue up to an aggregate of 3.75 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers. As of September 30, 2007, approximately 2.6 million shares remain available to be issued under the Plan.

Under the Global Plan, the Company granted 100,000 non-qualified options to purchase its common stock to a board member. These options fully vest on January 1, 2009 and expire on July 8, 2017, unless fully exercised or terminated earlier.

Under the Global Plan, the Company granted 1,005,000 million non-qualified options to purchase its common stock to TerreStar Networks and TerreStar Global employees and service providers on July 9, 2007. One-half of the options vest each year over two years starting January 1, 2007 and expires on July 8, 2017, unless fully exercised or terminated earlier.

The fair value of each option award was calculated using a Black-Sholes option pricing model. The risk-free rates were developed using Daily Treasury Yield Curve Rates from the U.S. Treasury, adjusted for continuous compounding. The expected volatility was estimated using TerreStar Corp. and peer company historical average annual volatility. The expected term was estimated using the simplified method which averages the share-weighted period with the contractual term. The estimated forfeiture rate was based upon the historical forfeiture analysis of TerreStar Corp. because Global had no prior option grants or history upon which to base the estimate.

The following table summarizes the fair values and weighted average assumptions as of September 30, 2007:

TerreStar Global	Nine Months Ended September 30, 2007
Grant dates	7/9/07
Weighted average grant date fair value	$0.29
Weighted average assumptions:
Risk-free interest rate	4.95%
Dividend yield	—
Expected volatility	80.0%
Expected dividend yield	—
Expected term (years)	5.50
Forfeiture rate	8.60%
Options granted	1,105,000

The following table summarizes the stock option activity as of September 30, 2007.

TerreStar Global	Options to acquire shares	Weighted- average exercise price per share
Outstanding at January 1, 2007	—	—
Granted	1,105,000	$0.42
Canceled	—
Exercised	—

Outstanding at September 30, 2007	1,105,000	$0.42

Compensation expense was $0.12 million for the three and nine months ended September 30, 2007. Compensation expense is included in general and administrative expense in the accompanying condensed consolidated statement of operations. At September 30, 2007, the total unrecognized compensation expense was approximately $0.20 million.

Warrants—TerreStar Global

On July 9, 2007, the Company issued warrants to Global board and former board members. These warrants vested immediately and expire on July 9, 2012, unless fully exercised or terminated earlier.

The fair value of each warrant was calculated using a Black-Sholes option pricing model. The risk-free rates were developed using Daily Treasury Yield Curve Rates from the U.S. Treasury, adjusted for continuous compounding. The expected volatility was estimated using TerreStar Corp. and peer company historical average annual volatility. The July 9, 2007 warrants contain a provision that violates the basic characteristics of “plan vanilla” options. Specifically, with certain limiting, the warrants are freely transferable. As the warrants are likely to remain outstanding for the entirety of their contractual term, the expected term was determined to equal the contractual term for the July 9, 2007 warrants. As the July 9, 2007 warrants are vested upon issuance, it is expected that none of these shares would be forfeited prior to vesting.

The following table summarizes the fair values and weighted average assumptions as of September 30, 2007.

TerreStar Global	Warrants Nine Months Ended September 30, 2007
Grant dates	7/9/07
Weighted average grant date fair value	$0.35
Weighted average assumptions:
Risk-free interest rate	5.03%
Dividend yield	—
Expected volatility	80.0%
Expected dividend yield	—
Expected term (years)	10.00
Forfeiture rate	—
Warrants granted	553,100

The following table summarizes the warrant activity as of September 30, 2007.

TerreStar Global	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2007	—	—
Granted	553,100	$0.42
Canceled		—
Exercised	—	—

Outstanding at September 30, 2007	553,100	$0.42

Compensation expense related to the warrants was $0.19 million for the three and nine months ended September 30, 2007. Compensation expense is included in general and administrative expense in the accompanying condensed consolidated statement of operations. The warrants vested immediately; therefore, there is no unrecognized stock compensation expense.

Note 10. Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the Company’s condensed consolidated financial statements.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. No periods are under audit by the Internal Revenue Service (“IRS”). The statues of limitations open for the Company’s returns are 2003, 2004, and 2005.

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

Note 11. Commitments and Contingencies

As of September 30, 2007, TerreStar Corp. had no outstanding debt or preferred stock obligations, other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. On April 15, 2007, TerreStar Corp. paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable at TerreStar Corp.’s option in cash (at a 5.25% annual interest rate) or for the Preferred B only in common stock (at a 6.25% annual interest rate) through April 15, 2010.

In addition to the preferred stock commitment described above, the Company had the following contractual commitments as of September 30, 2007.

	TOTAL	< 1 yr	1 - 3 yrs	3 - 5 yrs	5+ yrs
	(in thousands)
TerreStar Networks Satellites	$241,122	$214,160	$26,962	$—	$—
Operating Leases—Facilities	16,913	4,800	7,927	4,186	—
Network Equipment and Services	481,109	108,417	195,346	177,346	—

	$739,144	$327,377	$230,235	$181,532	$—

Note 12. Liquidity and Capital Resources

We believe that our current cash on hand will be sufficient to fund our remaining capital expenditure and estimated operating expense requirements through the end of the year and into the first quarter of 2008. However, we will need to seek additional financing for 2008 and beyond, and we cannot assure you that we will obtain such financing on favorable terms or at all.

Commencing in 2008, we expect to make substantial capital expenditures for the terrestrial component build out of our network. We anticipate focusing the build out of the terrestrial component of our network initially in several key markets, with further expansion based on customer requirements. We estimate that the cost to establish terrestrial coverage could require, on average, between $40.0 million and $60.0 million per market. We will also require funds for selling, general and administrative expenses, working capital, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. In addition, the final payments for our satellite launch and insurance, totaling approximately $80.0 to $100.0 million are expected to be paid in 2008.

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

The cash requirements for TerreStar Networks, along with the possible obligation for us to redeem $90.0 million of the Series A Preferred Stock (as discussed below in Legal Matters), may place significant pressures on our liquidity position and the value of our assets and/or investments. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Note 13. Legal Matters

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero (“the Dondero affiliates”), a former director of the Company, filed a lawsuit in Dallas County, Texas, (the “Rescission Litigation”), against us challenging the validity of the Series A Preferred Stock on the basis of the confusion regarding the voting rights of the Series A Preferred Stock and seeking rescission of their purchase of shares of Series A Preferred Stock. These entities acquired 90,000 shares of Series A Preferred Stock for a purchase price of $90.0 million in the April 2005 private placement. Later, the Dondero Affiliates amended their suit to assert other grounds for rescission and damages. We believe that this claim is without merit and intend to vigorously defend this lawsuit, which is set for trial in January 2008.

Also on August 16, 2005, Highland Legacy Limited—another affiliate of Mr. Dondero—filed suit in the Delaware Court of Chancery against many of the Company’s directors and officers as well as certain third parties. This lawsuit was filed as a derivative action, ostensibly on behalf of the Company. This suit was dismissed by the Court of Chancery on March 17, 2006; Highland Legacy did not appeal, and the judgment of dismissal is accordingly final.

On October 7, 2005, the Dondero affiliates who filed the Rescission Litigation filed suit in the Delaware Court of Chancery to enjoin an exchange offer by virtue of which TerreStar Corp. was to exchange TerreStar Corp.’s outstanding Series A Preferred Stock for a new class of Series B Preferred Stock. While this lawsuit remains outstanding, the exchange offer was completed and the Highland plaintiffs never set their request for injunction for hearing; there has been no activity in this case since late 2005.

On October 19, 2005, the Company filed two lawsuits against James D. Dondero, one in the United States District Court for the Northern Division of Texas and one in the District Court of Dallas County, Texas. The petition filed in state court alleges that Mr. Dondero has seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. In the suit filed in Federal court—in which the Highland affiliates which were members of Mr. Dondero’s proxy fight group were also named as defendants—the Company alleges the filing of false and misleading Forms 13D in violation of the federal securities laws. The suit filed in Federal court was dismissed after the United States District Court ruled that the Company’s complaint was subject to a heightened pleading standard under the Private Securities Litigation Reform Act; the Company, which disagrees with the ruling, elected not to replead, but rather to appeal the dismissal. The Company’s appeal remains pending. Thereafter, the state court recently entered summary judgment dismissing the fiduciary suit on the ground that the United States District Court’s dismissal of the federal securities lawsuit had a res judicata effect precluding the continued prosecution of state law breach-of-fiduciary-duty claims. The Company disagrees with the judgment and has appealed.

On April 24, 2006, Highland Select Equity Fund—another of Mr. Dondero’s Highland affiliates—filed suit in the Delaware Court of Chancery against TerreStar Corp., attempting to compel the production of books and records by TerreStar Corp. pursuant to Section 220 of the Delaware General Corporation Law. In July 2006, after trial, the Court of Chancery entered judgment on behalf of TerreStar Corp., dismissing the suit and awarding costs to TerreStar Corp. The Plaintiff appealed to the Delaware Supreme Court. After oral argument, a remand to the Court of Chancery for clarification of certain aspects of its opinion, and the Court of Chancery’s issuance of a Report in response to the request from the Supreme Court, the judgment of the Court of Chancery was affirmed.

On June 19, 2006, the same four of Mr. Dondero’s Highland affiliates who filed the Rescission Litigation filed suit in Texas state court seeking to rescind TerreStar Corp.’s agreement with SkyTerra Communications, Inc. to exchange shares of MSV, to enjoin the closing of the associated transaction, and to rescind TerreStar Corp.’s consulting agreement with Communications Technology & Advisors (“CTA”). TerreStar Corp. and CTA removed the case to federal court and moved for dismissal. After oral argument on such motions, the United States Magistrate Judge recommended that the United States District Court dismiss the suit. On January 24, 2007, the United States District Court accepted the Magistrate Judge’s recommendation and dismissed Highland’s suit. Highland has not appealed, and the judgment of dismissal accordingly is now final.

From time to time, we are involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which we are a party, we do not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings not otherwise disclosed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

Note 14. Related Party Transactions

ATC Technologies—ATC Technologies is a subsidiary of MSV and the Company has a 4.4% ownership interest in MSV.

Hughes Network Systems, LLC (“Hughes”)—Andrew Africk serves on the board of directors of both TerreStar Networks and Hughes.

Capital & Technology Advisors (“CTA”)—a consulting and private advisory firm specializing in the technology and telecommunications sectors owned by Jared Abbruzzese, who formerly served on the board of directors of TerreStar Networks and TerreStar Global. The agreement expired November 30, 2006 and was not renewed.

The Company made payments of approximately $8.0 million and $33.2 million, respectively, for the three and nine months ended September 30, 2007 to related parties for service dependent activities which we capitalized in property, plant and equipment as satellite under construction in the accompanying condensed consolidated balance sheets. Of this amount, $7.9 million and a $33.0 million, respectively, was paid to Hughes for satellite related services and $0.1 million and $0.2 million, respectively, was paid to ATC Technologies for intellectual property related services. For the three and nine months ended September 30, 2006, the Company made payments of approximately $0.6 million and $2.8 million, respectively, to related parties for service-related obligations. Of this amount, $0.3 million and $1.8 million, respectively, was paid to MSV for consulting services related to TerreStar Networks and $0.3 million and $1.0 million, respectively, was paid to CTA.

On May 24, 2007, TerreStar Networks issued a $0.75 million promissory note to TSN Canada at a rate of 15.15% per annum. On May 29, 2007 and June 15, 2007 TerreStar Networks under its Master Services Agreement (“MSA”) with TerreStar Canada loaned TerreStar Canada $0.4 million and $0.35 million. These notes will accrue interest and both mature on January 1, 2009.

On July 12, 2007, TerreStar Corp. loaned an aggregate amount of $2.4 million to TerreStar Global. These notes will accrue interest at a rate of 15.15% and are scheduled to mature on December 31, 2007.

On September 5, 2007, TerreStar Corp. loaned an additional aggregate amount of $1.0 million to TerreStar Global. These notes will accrue interest at a rate of 15.15% and mature on December 31, 2007.

Note 15. Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2007 and 2006 is presented in the table below.

	2007	2006
	(in thousands)
Non-cash investing and financing activities
Accrued satellite under construction	$35,922	$17,671
Accrued property and equipment	$1,636	$—
Acquisition of Intangible funded by issuance of common stock	$89,621	$(59,398)
Acquisition of SkyTerra shares through MSV LP units	$151,277	$—
Deferred Warrants	$622	$—
Financing Fees	$2,540	$2,994
Dividends payable on Preferred Stock	$17,800	$17,653
Exercise and expiration of common stock warrants	$—	$(820)
Minority interest adjustment	$13,106	$—
Acquisition of Minority interest funded by issuance of common stock	$46,888	$—
Gain on exchange of investment	$—	$196,905
Other comprehensive loss	$—	$(52,293)
Conversion of interest to long term debt	$37,708	$—
Capital lease obligations	$617	$—

Note 16. Subsequent Events

On October 3, 2007, TerreStar Networks issued a press release announcing that the FCC granted a request by TerreStar Networks for an extension of its satellite launch milestone from November 2007 to September 2008. TerreStar had requested the extension because of certain manufacture and delivery issues experienced by its satellite vendor Space Systems/Loral during the construction of the satellite component of TerreStar’s next generation mobile communications network. These issues did not require that TerreStar request an extension of the FCC’s in-service requirement.

On October 22, 2007, TerreStar Networks entered into a Master Services Agreement with Bechtel Communications, Inc. (“Bechtel”). Under the agreement, Bechtel will provide services related to site acquisition and construction of TerreStar Networks’ terrestrial network (“Radio Access Network” or “RAN”) in the Baltimore and Washington, District of Columbia area. Bechtel will also provide program management services coordinating the overall installation and commissioning activities of TerreStar Networks’ other vendors involved in the RAN deployment. TerreStar Networks expects to purchase approximately $76.0 million worth of Bechtel’s services under this agreement over the next 24 months. TerreStar Networks has the right to terminate this agreement at anytime by paying for the work completed at the time of termination and reimbursing Bechtel certain out-of-pocket expenses.

On November 7, 2007 TerreStar Networks loaned an aggregate amount of $3.8 million to TerreStar Corporation. The note will accrue interest at a rate of $4.5% and is scheduled to mature on November 7, 2010.

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

The following MD&A is intended to help the reader understand TerreStar Corporation (formerly Motient Corporation). It is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to the financial statements contained in this quarterly report.

Business Overview

TerreStar Corporation (“TerreStar Corp.”,“we” or “our”) is in the integrated satellite wireless communications business. Our business is TerreStar Networks Inc. (“TerreStar Networks”), a Reston, Virginia based future provider of advanced mobile satellite services for the North American market. In cooperation with its Canadian partner, TMI Communications and Company, Limited Partnership (“TMI”), TerreStar Networks plans to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. The system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service (“MSS”), in the S-band in conjunction with ancillary terrestrial components, or ATC, TerreStar Networks can effectively deploy an integrated satellite and terrestrial wireless communications network. This network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. TerreStar Networks is in the process of building its first satellite pursuant to a construction contract with Space Systems/Loral, Inc. Once launched, the satellite, with an antenna approximately sixty feet across, will be able to communicate with standard wireless devices.

Our ability to offer these services depends on TerreStar Networks’ right to receive certain regulatory authorizations allowing it to provide MSS in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, we must apply for ATC licenses in the United States and Canada separately from our satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada.

On May 11, 2005, we acquired operating control in TerreStar Networks through our acquisition of an additional 13.4% ownership in TerreStar Networks increasing our ownership to approximately 61%. Prior to that date, TerreStar Networks was a subsidiary of MSV established to, among other things, develop a satellite communications system using frequencies in the 2 GHz band, that are part of what is often known as the “S-band.” We acquired our ownership interest in TerreStar Networks when, in conjunction with a spin-off of TerreStar Networks from the owners of MSV, we purchased an additional $200 million of newly issued TerreStar Networks common stock. In conjunction with this transaction, TerreStar Networks also entered into an agreement with MSV pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize MSV’s patent portfolio, including those patents related to ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

Since May 11, 2005, we have consolidated the financial results of TerreStar Networks with our financial results.

As part of the TerreStar Networks spin-off, TMI became contractually obligated to transfer to TerreStar Canada, or to an eligible entity designated by TerreStar Networks, its 2 GHz approval in principle from Industry Canada which authorized TMI to launch and operate a 2GHz MSS S-band satellite from the 111.1 degrees west orbital position.

At September 30, 2007, TerreStar Corp. had two wholly owned subsidiaries, an 85.9% interest in TerreStar Networks, an 85.0% interest in TerreStar Global, a 39.0% non-voting interest in SkyTerra and a 4.4% interest in MSV. Motient Communications Inc., an indirect wholly owned subsidiary, owned the assets comprising the Company’s discontinued core wireless business, except for the assets related to Motient’s Federal Communications Commission, or FCC, licenses, which were held in a separate subsidiary, Motient License Inc.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to TerreStar’s stockholders. As a result, TerreStar Corp. became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of approximately $5.0 million. In late 2006, TerreStar Global also raised an additional $5.0 million through a rights offering from its shareholders.

Through TerreStar Global, our goal is to build, own and operate a Pan-European integrated mobile satellite and terrestrial communications network to address public safety and disaster relief as well as provide broadband connectivity in rural regions to help narrow the digital divide. As Europe’s first next-generation integrated mobile satellite and terrestrial communication network, TerreStar Global plans to deliver universal access and tailored applications over a fully-optimized IP network.

On July 12, 2007, TerreStar Corp. loaned an aggregate amount of $2.4 million to TerreStar Global. These notes will accrue interest at a rate of 15.15% and are scheduled to mature on December 31, 2007.

On September 5, 2007, TerreStar Corp. loaned an additional aggregate amount of $1.0 million to TerreStar Global. These notes will accrue interest at a rate of 15.15% and are scheduled to mature on December 31, 2007.

Significant Business Developments

At the TerreStar Corporation 2007 Annual Meeting of Stockholders held on July 12, 2007, the stockholders of TerreStar Corp. approved an amendment to the Certificate of Incorporation of Motient to change its name from Motient Corporation to TerreStar Corporation. On August 10, 2007 we filed the amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the name change. On August 7, 2007, our Board of Directors approved our Amended and Restated Bylaws, that was effective upon filing the amendment to the Certificate of Incorporation.

As a result of our name change from Motient Corporation to TerreStar Corporation, our common stock is trading on the NASDAQ global market under our new trading symbol, “TSTR”.

Acquisitions and Dispositions

In September 2006, we exchanged shares of our common stock for shares of TerreStar Networks common stock held by certain funds affiliated with Columbia Capital, or Columbia, and Spectrum Equity Investors, or Spectrum. Pursuant to our agreements with Columbia and Spectrum, as well as provisions in the TerreStar Networks Stockholders Agreement, we were obligated to exchange shares of our common stock for shares of TerreStar Networks common stock held by other TerreStar Networks stockholders on the same economic terms as the transactions we entered into with Columbia and Spectrum. Each of these former TerreStar Networks option holders waived a closing condition in their exchange agreement with us requiring that a registration statement covering the resale of the TerreStar Corp. shares they received be effective prior to the closing of the exchange.

Since January 2007, we have exchanged approximately 15.1 million shares of our common stock for approximately 8.5 million shares of TerreStar Networks common stock and 1.9 million shares of TerreStar Global common stock with holders of TerreStar Networks common stock or options to purchase shares of TerreStar Networks common stock that were exercised immediately prior to the exchange. On June 12, 2007, we filed a resale registration statement to register the resale of these shares.

The exchange transactions resulted in an allocation of $82.9 million to intangible assets. The impairment for the three and nine months ended September 30, 2007 was zero and $6.7 million, respectively, which includes the tax effect of the increase to the basis of the intangible assets and the recognized impairment. As of September 30, 2007, our ownership interests in TerreStar Networks and TerreStar Global was approximately 85.9% and 85.0%, respectively, on a non-diluted basis.

On July 26, 2007, we sold our spectrum frequency assets held for sale to Nextel Communications for approximately $0.5 million pursuant to an asset purchase agreement executed between Motient Communications Inc., Motient License Inc., and Nextel dated April 13, 2007. We recognized a $0.13 million gain for the three and nine months ended September 30, 2007.

On August 13, 2007, TerreStar Global issued a press release announcing that it intends to offer securities in a private offering. The terms of the securities nor the amount of the proposed financing have been determined. There can be no assurance that the financing will be completed. TerreStar Global intends to use the net proceeds from the offering to commence the construction of its satellite, to secure European 2 GHz MSS S-band spectrum, and for general corporate purposes.

Agreements and Contracts

On April 12, 2007, TerreStar Networks, TerreStar Networks Holdings (Canada) Inc. (“TerreStar Canada Holdings”), TerreStar Networks (Canada) Inc. (“TerreStar Canada”), TMI, BCE Inc. and certain other parties executed various agreements relating to TerreStar Canada (collectively, the “Transfer Agreements”). TerreStar Networks owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by TMI. TerreStar Networks’ interest in TerreStar Canada and TerreStar Canada Holdings reflect the maximum ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules.

TerreStar Networks entered into the TMI Guarantee and Share Pledge Agreement (the “TMI Guarantee”) with TMI pursuant to which TMI guaranteed to TerreStar Networks the full and punctual performance of its obligations together with the obligations of TerreStar Canada Holdings and TerreStar Canada, as applicable, under the TerreStar Canada Shareholders’ Agreement, the Rights and Services Agreement, and certain other agreements to be executed later. TMI’s liability under the TMI Guarantee is limited to its shareholdings in TerreStar Canada Holdings together with any dividends, distributions or other proceeds related thereto that accrue after an event of default under the TMI Guarantee.

Pursuant to the executed TerreStar Canada Guarantee, TerreStar Canada has guaranteed to TerreStar Networks the performance of TerreStar Canada’s obligations, together with the obligations of TerreStar Canada Holdings and TMI, under the TerreStar Canada Shareholders’ Agreement and the TMI Guarantee. As security for this guarantee obligation, TerreStar Canada has agreed to grant to TerreStar Networks a security interest in all of its tangible and intangible (to the extent assignable) personal property pursuant to a Security Agreement. Such security interest is junior to the security interest granted in favor of the holders of the notes.

On May 29, 2007 and June 15, 2007, TerreStar Networks, under its Master Services Agreement (“MSA”) with TerreStar Canada, loaned TerreStar Canada $0.4 million and $0.35 million respectively a rate of 15.15%. These notes will accrue interest and mature on January 1, 2009.

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

On August 28, 2007, TerreStar Networks entered into a Network Equipment and Services Agreement with Nokia Siemens Networks US LLC. The agreement has an effective date of August 22, 2007 and expires on December 31, 2010. The agreement allows TerreStar Networks, its affiliates and certain other entities the right to purchase terrestrial network equipment from Nokia Siemens Networks. The network equipment offered under the agreement includes the Nokia Siemens Networks Flexi WCDMA base station, as part of an integrated Internet High Speed Packet Access (I-HSPA) flat architecture solution. Nokia Siemens will also provide engineering, design and optimization services for the TerreStar Network deployment.

TerreStar Networks expects to purchase approximately 5,500 base stations for an aggregate price of approximately $400.0 million. TerreStar Networks has a minimum purchase commitment of 700 base stations and the right to terminate the agreement for convenience following the purchase of the initial 700 base stations upon the payment of an agreed amount. The cost of the minimum purchase commitment and termination fee is approximately $78.0 million.

On September 19, 2007, TerreStar Networks signed a Statement of Work under a Master Development & Licensing Agreement entered into by TerreStar and Elektrobit, Inc. on August 10, 2007. Under this Statement of Work, Elektrobit will assign a multi-disciplined engineering team to perform reference design and development programs, software development for satellite and terrestrial chipset integration, and provide reference design and production handsets. Elektrobit is performing the work on a time and materials basis and the anticipated value of the contract is approximately $54 million over three years. TerreStar can terminate the Agreement and the Statement of Work at any time during the Agreement by paying for the work completed plus an early termination fee. TerreStar and Elektrobit will jointly own the technology developed under this Statement of Work.

On October 22, 2007, TerreStar Networks entered into a Master Services Agreement with Bechtel Communications, Inc. (“Bechtel”). Under the agreement, Bechtel will provide services related to site acquisition and construction of TerreStar Networks’ terrestrial network (“Radio Access Network” or “RAN”) in the Baltimore and Washington, District of Columbia area. Bechtel will also provide program management services coordinating the overall installation and commissioning activities of TerreStar Networks’ other vendors involved in the RAN deployment. TerreStar Networks expects to purchase approximately $76.0 million worth of Bechtel’s services under this agreement over the next 24 months. TerreStar Networks has the right to terminate this agreement at anytime by paying for the work completed at the time of termination and reimbursing Bechtel certain out-of-pocket expenses.

Regulatory

On April 30, 2007, Industry Canada granted an application by TMI to transfer its 2 GHz mobile satellite service Approval in Principal (AIP) to TerreStar Canada, a company owned by TerreStar Networks and TMI. This authorization transfers the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 W.L. orbital location in order to provide mobile satellite services in Canada.

On May 10, 2007, the Federal Communications Commission (FCC) granted TerreStar Networks a reservation of 20MHz of spectrum in the 2GHz frequency band. TerreStar Networks will use this spectrum in its North American 4G integrated mobile satellite and terrestrial communications network that will provide universal access and tailored applications throughout North America over conventional wireless devices.

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

On June 8, 2007, TerreStar Networks filed a request with the FCC to extend its satellite launch milestone date outlined in its authorization for the launch of its TerreStar-1 satellite. TerreStar Networks filed the extension to accommodate manufacture and delivery issues experienced by our satellite manufacturer, Loral, Inc. TerreStar Networks requested that the launch of its satellite be extended until September 2008 from the current milestone date of November 2007. On October 3, 2007, the FCC granted TerreStar Networks request to extend its satellite launch milestone from November 2007 to September 2008. We expect to meet our in-service milestone of November 2008.

On June 12, 2007, we received notice that The NASDAQ Stock Market LLC had approved our application for listing of our common stock on the NASDAQ global market. Our common stock started trading on the NASDAQ global market on June 20, 2007 under the trading symbol “MNCP.” As a result of the Company’s name change from Motient Corporation to TerreStar Corporation, our new trading symbol is “TSTR” on the NASDAQ global market.

On September 21, 2007, Industry Canada granted a request by TerreStar Canada for a parallel extension of its milestone requirement under Canadian law.

Investments

We have investments in Mobile Satellite Ventures LP, (“MSV”), a satellite communications company, and MSV’s parent, SkyTerra Communications, Inc. (“SkyTerra”). The Company’s investment in MSV is governed by stockholder agreements with the other equity owners of MSV. Our interest in SkyTerra is non-voting.

On February 12, 2007, we exchanged approximately 5.1 million limited partnership units of MSV for approximately 14.4 million shares of SkyTerra non-voting common stock. As a result of the exchange, we recognized a $10.2 million gain for the three months ended March 31, 2007.

As of September 30, 2007, the carrying value of our SkyTerra investment was $287.2 million. During the third quarter, we experienced a further decline in the fair value of its SkyTerra investment which was considered to be other than temporary. As a result, we recognized an impairment of $47.9 million and $157.6 million, respectively for the three and nine months ended September 30, 2007. The impairment of $157.6 million for the nine months ended September 30, 2007 is offset by a $10.2 million gain related to the exchange of our MSV limited partnership units for SkyTerra non-voting common stock as noted above.

As of September 30, 2007, we held a 39.0% ownership interest in SkyTerra’s non-voting common stock.

As of September 30, 2007, the carrying value of our limited partnership investment in MSV was $37.6 million. As of September 30, 2007, we held a 4.4% ownership interest in MSV.

Discontinued Operations—Terrestrial Wireless Business

In September 2006, various wholly-owned subsidiaries of TerreStar Corp. sold, pursuant to an asset purchase agreement (the “Agreement”) with Geologic Solutions, Inc., or GeoLogic and Logo Acquisition Corporation, a wholly-owned subsidiary of GeoLogic, or Logo, to Logo most of the assets relating to TerreStar

Corp.’s terrestrial DataTac network and its TerreStar Corp. platform (the “Terrestrial Wireless Business”), and Logo assumed most of the post-closing liabilities relating to the Terrestrial Wireless Business. The assets and liabilities being transferred were limited to those that relate to the current operations of TerreStar Corp.’s terrestrial wireless network, and do not include any assets or liabilities related to TerreStar Networks or MSV. Under the Agreement, Logo paid TerreStar Corp. the sum of $1 in cash, plus assumed most of the post-closing liabilities associated with the purchased assets, as well as certain of the costs of the employees that Logo transitioned from TerreStar Corp. Also, GeoLogic guaranteed Logo’s performance of any indemnification obligations to TerreStar Corp. under the Agreement. Our historical financial statements reflect this business as a discontinued operation.

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

Valuation of Long-Lived Assets

We evaluate whether long-lived assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

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

We use the criteria in Statement of Financial Accounting Standards (“SFAS”) No. 144 to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the condensed consolidated balance sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the condensed consolidated balance sheets, we do not retrospectively adjust prior period balance sheets to conform to current year presentation.

We use the criteria in SFAS No. 144 and Emerging Issue Task Force (“EITF”) 03-13, “Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether our components that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the condensed consolidated statements of operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, we must not have significant continuing involvement in the operations after the disposal (i.e. we must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the assets sold must have been eliminated from the Company’s ongoing operations (i.e. the Company does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, would be reflected as (loss)/income from discontinued operations, net of tax, in the condensed consolidated statements of operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales would be recorded in continuing operations as gains/(losses) on sales of other assets, net, in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year. The adoption of FIN 48 did not have a material effect on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issues SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our consolidated financial statements, if any, upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact on our consolidated financial statements, if any, upon adoption of SFAS 159.

Results of Operations—Consolidated

	Three Months Ended September 30,		Change
	2007	2006	Dollar	Percent
	(in thousands)
	(Unaudited)
Operating expenses
General and administrative	$29,594	$30,605	$(1,011)	-3.3%
Research and development	1,405	2,399	(994)	-41.4%
Depreciation and amortization	5,018	1,454	3,564	245.1%
Loss on impairment of intangibles	—	—	—	NM
Gain on asset disposal	(133)	—	(133)	NM

Total Operating Expenses	$35,884	$34,458	$1,426

NM:	Not Meaningful

	Nine Months Ended September 30,		Change
	2007	2006	Dollar	Percent
	(in thousands)
	(Unaudited)
Operating expenses
General and administrative	$90,112	$59,554	$30,558	51.3%
Research and development	22,470	5,377	17,093	317.9%
Depreciation and amortization	12,959	4,094	8,865	216.5%
Loss on impairment of intangibles	6,699	—	6,699	NM
Gain on asset disposal	(133)	—	(133)	NM

Total Operating Expenses	$132,107	$69,025	$63,082

NM:	Not Meaningful

General and administrative expense decreased by $1.0 million for the three months ended September 30, 2007 as compared to the same period in 2006. The change for the three months is due to a decrease of $13.4 million in stock based compensation expense, offset by an increase of $7.7 million in consulting fees related to engineering, marketing and systems development costs, an increase of $3.2 million in salaries and benefits and an increase of $1.5 million in legal fees. General and administrative expense increased by $30.6 million for the nine months ended September 30, 2007 as compared to the same period in 2006. The change for the nine months is due to an increase of $16.5 million in consulting fees related to engineering, marketing and systems development costs, an increase of $11.3 million in salaries and benefits, an increase of $1.6 million in facilities rent and repair and maintenance and an increase of $0.5 million in legal fees.

We expect general and administrative expense to continue to increase as a result of growth in the number of employees and overall expansion of our business.

Research and development costs were flat for the three months ended September 30, 2007 as compared to the same period in 2006, and consisted of TerreStar Network’s activities to deploy its satellite, handset and terrestrial capabilities. Research and development expenses for the nine months ended September 30, 2007 increased by $17.1 million as compared to the same period in 2006 reflecting increased development activities of TerreStar Network’s satellite, handset, and terrestrial network communications system.

Depreciation and amortization increased by $3.6 million and $8.9 million, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. Since January 2007, we engaged in several exchange transactions of our common stock for TerreStar Networks common stock with minority interest shareholders. The common stock exchanges resulted in an allocation of $82.9 million to intangible assets, including the tax effect. Thus, amortization expense increased by $2.8 million and $7.3 million, respectively, for the three and nine months ended September 30, 2007.

The loss on impairment of intangibles was zero and $6.7 million, respectively, for the three and nine months ended September 30, 2007, including the tax effect. The loss on impairment of intangibles increased by $6.7 million for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase is attributed to our common stock exchange transactions as noted above.

Other Income and Expenses

	Three Months Ended September 30,		Change
	2007	2006	Dollar	Percent
	(in thousands)
	(Unaudited)
Interest expense	$(11,333)	$—	$(11,333)	NM
Other expense	(518)	—	(518)	NM
Interest and other income	2,893	1,441	1,452	100.8%
Equity in losses of MSV	(1,595)	(8,423)	6,828	-81.1%
Minority interests in losses of TerreStar	4,513	9,397	(4,884)	-52.0%
Minority interests in losses of TerreStar Global	375	—	375	NM
Gain/(loss) on investments	$(47,863)	$196,905	$(244,768)	-124.3%

NM:	Not Meaningful

	Nine Months Ended September 30,		Change
	2007	2006	Dollar	Percent
	(in thousands)
	(Unaudited)
Interest expense	$(36,427)	$—	$(36,427)	NM
Other expense	(7,020)	—	(7,020)	NM
Interest and other income	10,508	5,857	4,651	79.4%
Equity in losses of MSV	(6,205)	(25,803)	19,598	-76.0%
Minority interests in losses of TerreStar	16,786	16,481	305	1.9%
Minority interests in losses of TerreStar Global	1,089	—	1,089	NM
Gain/(loss) on investments	$(147,438)	$196,905	$(344,343)	-174.9%

NM:	Not Meaningful

Interest expense increased by $11.3 million and $36.4 million, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. The increase for the three months is attributable to TerreStar Notes of $500.0 million issued in February 2007. The increase for the nine months is attributable to TerreStar Notes of $500.0 million issued in February 2007 and the Company’s $200.0 million Senior Secured Notes issued in November 2006.

Other expense increased by $0.5 million and $7.0 million, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. The change for the three months is attributed to an increase of $0.5 million in financing fees related to TerreStar Notes. The change for the nine months is attributed to an increase of $5.7 million in financing fees related to the Company’s repayment of its $200.0 million Senior Secured Notes and an increase of $1.3 million in financing fees related to TerreStar Notes.

Interest and other income increased by $1.5 million and $4.7 million, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. The increases for the three and nine months primarily relate to interest earned on our cash and cash equivalent accounts.

Equity losses of MSV decreased by $6.8 million and $19.6 million, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. On February 12, 2007, we exchanged approximately 5.1 million limited partnership units of MSV for approximately 14.4 million shares of SkyTerra non-voting common stock. As a result, our ownership interest in MSV decreased from 19.2% to 4.4% as of the exchange date. As of September 30, 2007, we held a 4.4% ownership interest in MSV.

During the third quarter, we experienced a further decline in the fair value of our SkyTerra investment which was considered to be other than temporary. As a result, we recognized an impairment of $47.9 million and $157.6 million, respectively, for the three and nine months ended September 30, 2007, offset by a $10.2 million gain for the nine months ended September 30, 2007, related to the exchange of our MSV units for SkyTerra shares.

Liquidity and Capital Resources

Our future financial performance will depend on the successful implementation of our business plan. As of September 30, 2007, we had $197.6 million of cash on hand, excluding restricted cash, of which approximately $3.3 million was held at TerreStar Corp., $193.9 million was held at TerreStar Networks and $0.4 million was held at TerreStar Global.

We will require significant funding to finance the execution of our business strategy, including funds for the construction and launch of our primary and spare satellites and for our terrestrial network build out.

As of September 30, 2007, we had aggregate contractual payment obligations of approximately $739.1 million, consisting of approximately $241.1 million for the TerreStar Networks satellites, approximately $16.9 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois, Richardson Park, Texas, data centers, site hosting agreements and approximately $481.1 million for obligations related to the build out of our terrestrial network.

In January 2007, we entered into an agreement with Loral for satellite network integration services under which we incurred an additional obligation of $22.5 million. Of this amount, $2.3 million was pre-paid in 2006 and $6.0 million is due in 2007, of which $3.4 million has been paid as of September 30, 2007.

In February 2007, we repaid the $200.0 million Senior Secured Notes with cash on hand and with the repayment of a loan from TerreStar Networks to us of approximately $70.0 million.

On February 14, 2007, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), dated as of February 14, 2007, among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

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

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent.

In connection with the issuance of the TerreStar Notes, TerreStar Corp., MVH, and TerreStar Networks entered into a letter agreement dated February 14, 2007 (the “TerreStar Funding Agreement”), pursuant to which MVH agreed to contribute to TerreStar Networks, at MVH’s option, either (i) 8.6 million shares of common stock issued by SkyTerra (such shares, the “SkyTerra Shares”) or (ii) cash in an amount equal to the proceeds (net of selling expenses and taxes) from the sale of the SkyTerra Shares to one or more third party buyers, in either case in exchange for a number of shares of common stock of TerreStar Networks equal to the product of (A) (x) the average of the bid and ask prices for one SkyTerra Share at the close of trading on the last trading day prior to the day of such contribution divided by (y) the fair market value of one share of TerreStar Networks common stock at the close of trading on such last trading day prior to the day of such contribution (as determined in good faith by the board of directors of TerreStar Networks) multiplied by (B) 8,644,406. Such contribution will be made either (i) upon TerreStar Networks’ demand at any time after the earlier of the date on which MVH’s equity interest in TerreStar Networks equals or exceeds 80% or October 31, 2007 or (ii) at any time at MVH’s option.

The Funding Agreement also provides for the grant by MVH of a security interest in the SkyTerra Shares and the proceeds thereof to TerreStar Networks. TerreStar Networks’ interest under the Funding Agreement is pledged under the U.S. Security Agreement.

The TerreStar Notes are guaranteed (the “Guarantees”) on a senior secured basis by TerreStar Canada Holdings and TerreStar Canada. The Guarantees are secured by a first priority security interest in the assets of TerreStar Canada Holdings and TerreStar Canada, subject to certain exceptions, pursuant to a Canadian Security Agreement (the “Canadian Security Agreement”), dated as of February 14, 2007, among TerreStar Canada Holdings, TerreStar Canada and U.S. Bank National Association, as collateral agent.

The TerreStar Notes are the senior secured obligations of TerreStar Networks and will rank senior to its future debt that is expressly subordinated in right of payment to the TerreStar Notes. The TerreStar Notes rank equally with all of TerreStar Networks’ future liabilities, and would be structurally subordinated to all the liabilities of any of TerreStar Networks’ future subsidiaries that do not guarantee the TerreStar Notes.

The Guarantees are the senior secured obligations of TerreStar Canada Holdings and TerreStar Canada and rank senior to all of their existing and future debt that is expressly subordinated in right of payment to the Guarantees. The Guarantees rank equally with all of the existing and future liabilities of TerreStar Canada Holdings and TerreStar Canada that are not so subordinated.

We believe that our current cash on hand will be sufficient to fund our remaining capital expenditure and estimated operating expense requirements through the end of the year, and into the first quarter of 2008. However, we will need to seek additional financing for 2008 and beyond, and we cannot assure you that we will obtain such financing on favorable terms or at all.

Commencing in 2008, we expect to make substantial capital expenditures for the terrestrial component build out of our network. We anticipate focusing the build out of the terrestrial component of our network initially in several key markets, with further expansion based on customer requirements. We estimate that the cost to establish terrestrial coverage could require, on average, between $40.0 million and $60.0 million per market. We will also require funds for selling, general and administrative expenses, working capital, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. In addition, the final payments for our satellite launch and insurance, totaling approximately $80.0 to $100.0 million are expected to be due in 2008. These payments are required in order for us to launch our TerreStar-1 satellite.

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

If we can not raise additional funding, our ability to operate our business, our financial condition and our results of operation will be adversely affected.

The cash requirements for TerreStar Networks, along with the possible obligation for us to redeem $90.0 million of the Series A Preferred Stock, may place significant pressures on our liquidity position and the value of our assets and/or investments. We cannot guarantee that additional financing sources will be available at any given time or available on favorable terms.

Summary of Cash Flows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
	(Unaudited)
Net cash used in Operating Activities	$(80,019)	$(21,891)
Net cash used for Investing Activities	(178,423)	(101,382)
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	504,514	18,548
Proceeds from issuance of employee stock options	2,157	361
Repayments of the Motient Senior Notes	(200,000)	—
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(10,723)	(10,723)
Debt and Equity issuance costs and other charges	(14,210)	—
Purchase of treasury stock		(6,789)

Net cash provided (used) by Financing Activities	281,738	1,397

Net cash provided (used) by continuing operations	23,296	(121,876)

Net cash provided (used) in discontinued operating activities	(20)	(11,177)
Net cash provided (used) in discontinued investing activities	2,617	—
Net cash provided (used) by discontinued financing activities		—

Net cash provided (used) by discontinued operations	2,597	(11,177)

Net increase (decrease) in cash and cash equivalents	25,893	(133,053)
Cash and Cash Equivalents, beginning of period	171,665	179,524

Cash and Cash Equivalents, end of period	$197,558	$46,471

Operating Activities

Net cash used in operating activities totaled $80.0 million for the nine months ended September 30, 2007 as compared to $21.9 million for the same period in 2006. The $58.1 million increase in net cash used in operating activities is due to an increase of $16.5 million in consulting fees related to engineering, marketing and systems development costs for TerreStar Networks, an increases of $17.1 million in research and development costs, and an increase of $11.3 million in salaries and benefits, and an increase in $12.7 million in interest and taxes.

The net change in assets and liabilities was $5.4 million for the nine months ended September 30, 2007 as compared to the same period in 2006, primarily due to an increase of $29.4 million in accrued interest related to the TerreStar Notes, offset by a decrease of $6.1 million in accrued expenses, a decrease of $17.3 million in other assets and a decrease of $0.6 million in deferred rent and other liabilities.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2007 totaled $178.4 million as compared to $101.4 million for the same period in 2006. The increase of $77.0 million in net cash used for investing activities was primarily attributable to capital expenditures related to the satellite construction and equipment for our Dallas laboratory.

Financing Activities

Net cash provided by financing activities totaled $281.7 million for the nine months ended September 30, 2007 as compared to $1.4 million for the same period in 2006. The increase of $280.3 million in net cash provided by financing activities is a result of the TerreStar Notes of $500.0 million issued in February 2007, offset by our repayment of the $200.0 million Senior Secured Notes issued in November 2006.

Discontinued Operations

Net cash provided from discontinued operations was $2.6 million attributable to the release of restricted cash related to the asset sale between TerreStar Corp. and GeoLogic which occurred in September 2006.

Debt Obligations

Notes

On February 14, 2007, TerreStar Networks issued $500.0 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), dated as of February 14, 2007, among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

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

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent.

On August 15, 2007, $37.7 million of interest was converted into additional TerreStar Notes in accordance with the Indenture agreement. As of September 30, 2007, the carrying value of the TerreStar Notes was $547.8 million including $10.1 million of accrued interest.

Capital Lease Obligations

We lease facilities and equipment under non-cancelable operating and capital leases. During the third quarter, we entered into a non-cancelable equipment capital lease. The term of the equipment capital lease is twenty-four months and includes an option to purchase at the end of the lease term. We borrowed approximately $0.6 million to finance the equipment capital lease. The loan will accrue interest at a rate of 14.99% per annum and will mature on September 1, 2009.

Contractual Cash Obligations

As of September 30, 2007, TerreStar Corp. had no outstanding debt or preferred stock obligations, other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. On April 15, 2007, TerreStar Corp. paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable at TerreStar Corp.’s option in cash (at a 5.25% annual interest rate) or for the Preferred B in common stock (at a 6.25% annual interest rate) through April 15, 2010.

In addition to the preferred stock commitment described above, we had the following contractual commitments as of September 30, 2007:

	TOTAL	< 1 yr	1 - 3 yrs	3 - 5 yrs	5+ yrs
	(in thousands)
TerreStar Networks Satellites	$241,122	$214,160	$26,962	$—	$—
Operating Leases—Facilities	16,913	4,800	7,927	4,186	—
Network Equipment and Services	481,109	108,417	195,346	177,346	—

	$739,144	$327,377	$230,235	$181,532	$—

Other

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero, a former director of the Company, filed a lawsuit in Dallas County, Texas against us challenging the validity of the Series A Preferred on the basis of the confusion regarding the voting rights of the Series A Preferred and seeking rescission of their purchase of shares of Series A Preferred. These entities acquired 90,000 shares of Series A Preferred for a purchase price of $90.0 million in the April 2005 private placement. We believe that this claim is without merit and intend to vigorously defend this lawsuit, which is set for trial in January of 2008.

Off-Balance Sheet Financing

As of September 30, 2007, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have exposure to market risk associated with activities in derivative financial instruments or derivative commodity instruments. Currently, we invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. We do have market risk associated with the value of our SkyTerra investment. SkyTerra is a publicly traded company and the value of our investment will fluctuate based on the daily trading of SkyTerra shares.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, please refer to Legal Matters, Note 13 to the condensed consolidated financial statements contained in this quarterly report.

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

TerreStar Networks is a development stage company with no operating revenues.

TerreStar Networks is a development stage company and has never generated any revenues from operations. Given the sale of our terrestrial network business in September 2006, we do not expect to generate significant revenues prior to 2009, if at all. If we obtain sufficient financing and successfully develop and construct TerreStar’s network, our ability to transition to an operating company will depend on, among other things: successful execution of our business plan; market acceptance of the services we intend to offer; and attracting, training and motivating highly skilled satellite and network operations personnel, a sales force and customer service personnel. We may not be able to successfully complete the transition to an operating company or generate sufficient cash from operations to cover our expenses. If we do not become profitable, we will have difficulty obtaining funds to continue our operations.

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

There can be no assurance that we can raise sufficient funds in the amounts or at the time that funding is required. We will need to seek additional equity or debt financing, although such additional financing may not be available on reasonable terms, if at all.

We will continue to incur significant losses.

If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. These losses are due to the costs of developing and building our network and the costs of developing, selling and providing products and services.

We expect TerreStar Networks will require significant funding to finance the execution of its business strategy, including funds for the construction and launch of TerreStar-1 and for our ancillary terrestrial network build out.

As of September 30, 2007, we had aggregate contractual payment obligations of approximately $739.1 million.

We believe that our current cash on hand will be sufficient to fund our remaining capital expenditure and estimated operating expense requirements through the end of the year, and into the first quarter of 2008. However, we will need to seek additional financing for 2008 and beyond, and we cannot assure you that we will obtain such financing on favorable terms or at all.

Commencing in 2008, we expect to make substantial capital expenditures, primarily for the terrestrial component build out of our network. We anticipate focusing the build out of the terrestrial component of our network initially in several key markets, with further expansion based on customer requirements. We estimate that the cost to establish terrestrial coverage could require, on average, between $40.0 million and $60.0 million per market. We will also require funds for selling, general and administrative expenses, working capital, business software development, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. In addition , the final payments for our satellite launch and insurance, totaling approximately $80.0 to $100.0 million are expected to be paid in 2008.

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

The cash requirements for TerreStar Networks, along with the possible obligation for us to redeem $90.0 million of the Series A preferred Stock may place significant pressures on our liquidity position and the value of assets and/or investments.

If we require more funding than we currently anticipate, or we cannot meet our financing needs, our ability to operate our business, our financial condition and our results of operation could be adversely affected.

We may not obtain the financing needed to develop and construct our network and meet our funding obligations.

We expect to require substantial funds to finance the execution of our business strategy. In addition, subject to certain conditions and so long as the provision of such funding does not conflict with applicable Canadian regulatory requirements, TerreStar Networks will be obligated to fund any operating cash shortfalls of TerreStar Canada upon the request of TerreStar Canada. If we are required to provide such funds to TerreStar Canada, we will need to reallocate existing, or raise additional, funds. We plan to seek to raise funds in the future through various means, including by selling debt and equity securities, by obtaining loans or other credit lines, through vendor financing or strategic relationships. The type, timing and terms of financing we may select will depend upon our cash needs, the availability of alternatives, our success in securing significant customers for our network, the prevailing conditions in the financial markets and the restrictions contained in the Senior Secured PIK Notes issued by TerreStar Networks in February 2007 and any future indebtedness. In addition, our ability to attract funding is based in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands have historically been volatile, and we cannot predict at what amount a future source of funding may be willing to value our spectrum and other assets. The FCC and/or Industry Canada could allocate additional spectrum, through auction, lease or other means, that could be used to compete with us, or that could decrease the perceived market value of our wireless capacity. The FCC and Industry Canada may take other action to promote the availability or more flexible use of existing satellite or terrestrial spectrum allocations. The acquisition by our competitors of rights to use additional spectrum could have a material adverse effect on the value of our spectrum authorizations, which, in turn, could adversely affect our ability to obtain necessary financing. We may not be able to obtain financing when needed, on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, then any of the following could occur:

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

Funding requirements for TerreStar Networks may jeopardize our investment in, and control over, TerreStar Networks.

The implementation of TerreStar Networks’ business plan, including the construction and launch of a satellite system and the necessary terrestrial components of an ATC-based communications system, will require significant additional funding. If we do not provide such funding to TerreStar Networks, then TerreStar Networks may be forced to seek funding from third parties that may dilute our equity investment in TerreStar Networks. Such dilution, if sufficiently severe, may limit our control over TerreStar Networks.

Our business is subject to a high degree of government regulation.

The communications industry is highly regulated by governmental entities and regulatory authorities, including the FCC and Industry Canada. Our business is completely dependent upon obtaining and maintaining regulatory authorizations to operate our planned integrated satellite and terrestrial network. For example, we could fail to obtain authorization to operate an ATC network, for which TerreStar Networks applied on September 7, 2007. Failure to obtain or maintain necessary governmental approvals would impair our ability to implement our planned network and would have a material adverse effect on our financial condition. Additional important risks relating to our regulatory framework are listed below under “Regulatory Risks.”

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

In 2006, TerreStar Networks began to experience rapid growth, growing from four employees at December 31, 2005 to 157 employees at September 30, 2007, and we expect TerreStar Networks to continue to grow rapidly in the near future. This growth has placed, and will continue to place, substantial strain on our resources. To maintain growth at the expected level, we will require additional capital and other resources. If we do not obtain additional funding, we may not be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees, satisfactorily execute our business plan or effectively integrate businesses that we may acquire. In 2006, TerreStar Networks completed the spin-off of its wholly-owned subsidiary, TerreStar Global Ltd., or TerreStar Global. TerreStar Global intends to offer an integrated satellite and terrestrial network outside of North America. Some of our employees, including some of our executive officers, perform services for TerreStar Global, which may reduce the time they can devote to our business. Our failure to manage growth effectively could significantly impede our ability to execute our business strategy and achieve profitability.

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

Certain stockholders affiliated with one of our former directors have initiated multiple lawsuits against us. In 2006, certain stockholders sought to install a slate of directors to our board of directors, which was not successful. If these efforts or similar efforts that might be made in the future are successful, they may result in a change of control of TerreStar Corp., or interfere with our efforts to raise debt or equity capital which could adversely affect our liquidity and financial condition.

If there is a change of control of control we would be required to redeem our Preferred Stock in advance of the maturity date.

Pursuant to the terms of the Certificates of Designations of the Series A and Series B Preferred Stock, in the event that there is a change in control of TerreStar Corp., including any one person or group becoming the beneficial owner of shares representing more than 50% of the aggregate ordinary voting power represented by our issued and outstanding voting stock, each holder of record of our Series A and Series B Preferred Stock could require us to redeem their shares of Series A or Series B Preferred Stock for an amount equal to $1,080 per share, plus all accrued but unpaid dividends on such shares. One of our stockholders currently holds in excess of 40% of our outstanding common stock and if such stockholder acquired over 50% of our outstanding common stock we could be required to redeem the outstanding Series A and Series B Preferred Stock. We do not currently have the cash available to effect this redemption and we would be required to seek additional equity or debt financing, and such additional financing may not be available on reasonable terms, if at all.

We may have to take actions which are disruptive to its business to avoid registration under the Investment Company Act of 1940.

We may have to take actions which are disruptive to our business if we are deemed to be an investment company under the Investment Company Act of 1940. Our equity investments, in particular our ownership interests in Skyterra and MSV, may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets excluding cash items and government securities, subject to certain other exclusions. Investment companies are required to register under and comply with the Investment Company Act unless an exclusion or SEC safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business. In June 2006, one of our stockholders filed a lawsuit against TerreStar Corp., alleging, among other things, that we are an investment company. In October 2006, the U.S. Magistrate Judge heard arguments on TerreStar Corp.’s motions to dismiss the case, and thereafter recommended that the U.S. District Court dismiss the suit. The U.S. District Court adopted the Magistrate Judge’s recommendation and has dismissed these claims with prejudice.

We do not expect to pay any dividends on our common stock for the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipated that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital requirements and financial condition. In addition, pursuant to the terms of the Series A and Series B Preferred, no dividends may be declared or paid, and no funds shall be set apart for payment, on shares of TerreStar Corp. common stock, unless (i) written notice of such dividend is given to each holder of shares of Series A and Series B Preferred not less than 15 days prior to the record date for such dividend and (ii) a registration statement registering the resale of shares of common stock issuable to the holders of the Series A and Series B Preferred has been filed with the SEC and is effective on the date TerreStar Corp. declares such dividend. Also, under Delaware law, a corporation cannot declare or pay dividends on its capital stock unless it has an available surplus. Furthermore, the terms of some of our financing arrangements directly limit our ability to pay cash dividends on our common stock. The terms of any future indebtedness of our subsidiaries also may generally restrict the ability of some of our subsidiaries to distribute earnings or make other payments to us.

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

We have a substantial investment in MSV and its controlling limited partner, SkyTerra. The value of this investment, and consequently, the value of TerreStar Corp., depends on the successful execution of MSV’s business plan. We have no control over either MSV or SkyTerra.

The business plan of MSV involves the development of a next-generation integrated network that combines satellite services with ancillary terrestrial components, or ATC, which is novel and without established precedent. Other than satellite radio providers, neither TerreStar Networks, MSV nor any other company has developed an integrated hybrid network combining satellite services with ATC, and their success will depend on several factors, including:

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

We must meet significant construction and implementation milestones and comply with complex and changing FCC and Industry Canada rules and regulations to maintain our authorizations to use our assigned spectrum and orbital slot. The remaining milestones in the United States are a successful satellite launch by us by September 2008, and certification that the system is operational by November 2008. The remaining milestone in Canada is successfully placing the satellite into its assigned orbital position by November 2008. Once the system is operational, we will be required to maintain satellite coverage of all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and all regions of Canada that are within the coverage contour described in our Industry Canada approval in principle and, to the extent that we have been granted ATC authority, to provide an integrated MSS service offering in all locations where our ATC is made available. We may not meet these milestones, satisfy these service requirements or comply with other applicable rules and regulations. Non-compliance with these or other conditions, including other FCC or Industry Canada gating or ongoing service criteria, could result in fines, additional conditions, revocation of the authorizations, or other adverse FCC or Industry Canada actions. The loss of our spectrum authorizations would prevent us from implementing our business plan and have a material adverse effect on our financial condition and the amount and value of the collateral pledged to support the Senior Secured PIK Notes issued by TerreStar Networks in February 2007.

We have not yet applied for, and may not receive, certain regulatory approvals that are necessary to our business plan.

We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, TerreStar Networks has applied for and not yet been granted authorization to provide ATC in the United States. TerreStar Canada has not yet made such an application with Industry Canada. We cannot be granted ATC authorization until we can show that we will comply in the near future with the FCC’s and Industry Canada’s ATC gating criteria, which we may not be able to satisfy. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada. Further, our future customers, or our business strategy, may require us to launch additional satellites, including TerreStar-2, in order to increase redundancy and decrease the risk of having only one satellite in orbit. In order to do so, we must obtain regulatory approval for one or more additional orbital slots, or permission from Industry Canada to launch additional satellites into our orbital slot for TerreStar-1, and may need a waiver of the FCC requirement that our spare satellite remain on the ground.

Either Industry Canada and/or the FCC may refuse to grant these and other necessary regulatory approvals in the future, or they may impose conditions on these approvals that we are unable to satisfy. Failure to obtain or retain any necessary regulatory approvals would impair our ability to execute our business plan, and would materially adversely affect our financial condition.

The Industry Canada approval in principle to construct and operate a satellite in a Canadian orbital slot is held, and upon the launch thereof will be held, by a Canadian entity over which neither we nor TerreStar Networks exercises control.

The Industry Canada approval in principle to construct and operate a 2 GHz MSS S-band satellite in a Canadian orbital position is currently held by TerreStar Canada, an entity that neither we, nor TerreStar Networks control. Upon the launch of TerreStar-1, we expect that TerreStar-1 will be transferred to TerreStar Canada. Under the Radiocommunication Act (Canada) and the Telecommunications Act (Canada), and the regulations promulgated thereunder, TerreStar Networks may only own a 20% voting equity interest in TerreStar Canada, along with a 33 1/3% voting equity interest in TerreStar Canada Holdings, which is TerreStar Canada’s parent and 80% voting equity owner. TMI Communications, a Canadian-owned and controlled third party, owns a 66 2/3 voting interest in TerreStar Canada Holdings. The rules and regulations further provide that the business and operations of TerreStar Canada cannot otherwise be controlled in fact by non-Canadians.

Under the Transfer Agreements, TMI Communications owns 66 2/3% of the shares of, and has the power to elect three out of the five members of the board of directors of, TerreStar Canada Holdings, and TerreStar Canada Holdings owns 80% of the shares of, and has the power to elect four out of the five members of the board of directors of, TerreStar Canada. TerreStar Networks will have certain contractual rights with respect to the business and operations of, and certain negative protections as a minority shareholder of, both TerreStar Canada and TerreStar Canada Holdings. With certain exceptions, TerreStar Networks has no ability to control the business or operations of TerreStar Canada, which holds the Industry Canada approval in principle and will own TerreStar-1. TerreStar Networks does not have negative approval rights with respect to appointment or termination of senior officers or creation of budgets for TerreStar Canada or TerreStar Canada Holdings.

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

In the United States, our operations at the 2 GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service, or BAS, licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation, or Sprint Nextel, is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2 GHz MSS S-band licensees must relocate microwave users in the 2 GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2 GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs. Due to the complex nature of the overall 2 GHz MSS S-band relocation and the need to work closely with Sprint Nextel on band clearing, we may not make sufficient progress in the relocation effort or meet FCC requirements for relocating existing users and the start of our MSS operations may be delayed. On September 4, 2007, Sprint Nextel and certain broadcaster trade associations asked the FCC for an additional 29 months past the September 7, 2007 deadline to complete the relocation process. On September 7, 2007, the FCC, on its own motion extended that deadline 60 days to provide it additional time to consider the extension request. If Sprint Nextel does not complete clearance of the 2 GHz MSS S-band within a reasonable period of time, our ability to implement our business plan, our financial condition, and our ability to satisfy FCC milestones could be jeopardized.

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

FCC and Industry Canada regulations and approval processes could delay or impede a transfer of control of TerreStar Networks.

Any investment that could result in a transfer of control of TerreStar Networks could be subject to prior FCC approval and in some cases could involve a lengthy FCC review period prior to its consummation. The prior approval of Industry Canada is also required before any material change in the ownership or control of TerreStar Canada can take effect. We may not be able to obtain any such FCC or Industry Canada approvals on a timely basis, if at all, and the FCC or Industry Canada may impose new or additional license conditions as part of any review of such a request. If we are unable to implement our business plan and generate revenue to meet our financial commitments, including under the Senior Secured PIK Notes issued by TerreStar Networks in February 2007, these regulations could impede or prevent a transfer of control or sale of our company to a third party with greater financial resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Corporation’s 2007 Annual Meeting of Stockholders was held July 12, 2007.

(b)	The following directors were elected at such meeting:

Jacques Leduc

David Meltzer

William Freeman

Robert Brumley

David Andonian

(c)	The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld
Jacques Leduc	70,391,143	467,404
David Meltzer	44,176,201	26,682,346
William Freeman	70,390,993	467,554
Robert Brumley	70,391,143	467,404
David Andonian	70,391,143	467,404

Item	Votes For	Votes Against	Abstain	Broker Non-Votes
Approval to amend the 2006 TerreStar Corporation Equity Incentive Plan	17,341,420	40,304,735	459,318	12,753,074
Approval and adoption of the Company’s Restated Certificate of Incorporation to change the name from Motient Corporation to TerreStar Corporation	70,356,324	42,913	459,310	—
Ratification of the selection of Friedman LLP as independent auditors of the Company for 2007	70,351,042	51,612	455,893	—

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of the Company (as restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 2 Registration Statement on Form 8-A, filed May 1, 2002).

3.2	Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-126099), filed June 24, 2005).

3.3	Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-3 (File No. 333-136366), filed August 7, 2006).

3.4*	Amendment to Restated Certificate of Incorporation of the Company.

3.5	Amended and Restated Bylaws of the Company (as amended and restated effective August 10, 2007) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed August 14, 2007).

3.6	Certificate of Correction filed to correct a certain error in the Certificate of Designations of the Series A Cumulative Convertible Preferred Stock of TerreStar Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K/A filed on August 3, 2005).

3.7	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 31 to Registrants Current Report on Form 8-K filed on October 31, 2005).

4.1*	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

10.56**	Network and Services Agreement by and between TerreStar Networks, Inc., (“Networks”), a majority-owned subsidiary of the Company, and Nokia Siemens Networks US LLC dated August 28, 2007.

10.57**	Statement of Work dated September 19, 2007 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the President and Chief Executive Officer (principal executive officer).

31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Executive Vice President and Chief Financial Officer (principal financial officer).

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer).

*	Filed herewith
**	Filed herewith and pursuant to a confidential treatment request with the SEC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRESTAR CORPORATION
(Registrant)

November 9, 2007	/s/ NEIL L. HAZARD
Neil L. Hazard Executive Vice President and Chief Financial Officer and duly authorized officer to sign on behalf of the registrant)