Form 10-K
period 2007-12-31
TERRESTAR CORP
filed 2008-03-31
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33546

TERRESTAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	93-0976127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12010 Sunset Hills Road, 9th Floor, Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

(703) 483-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of TerreStar Corporation Common Stock held by non-affiliates as of June 30, 2007 (the last business day of the most recently completed second quarter) was approximately $651.5 million. For purposes of this calculation, affiliates represent only holders of more than 10% of TerreStar Corporation Common Stock.

There were 88,859,606 shares of TerreStar Corporation Common Stock outstanding as of March 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

In this Form 10-K, TerreStar Corporation (“TerreStar Corporation” or the “Company”), formerly Motient Corporation, is restating its consolidated balance sheet for the fiscal year ended December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year ended December 31, 2006, as well as the financial information for the quarters ending September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007.

This Form 10-K also reflects the restatement of Item 6 “Selected Financial Data” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2006.

Previously filed (i) annual consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006; (ii) related reports of its independent registered public accountant; and (iii) interim condensed consolidated financial statements for the quarters ended September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 included in the Company’s Quarterly Reports on Form 10-Q, should no longer be relied upon.

Specifically, the Company is restating its consolidated financial statements as the result of certain errors in its previously issued financial statements, principally related to the accounting for its SkyTerra and MSV (as defined herein) investments in its consolidated balance sheet and the related gains and losses in its consolidated statements of operations, resulting in an understatement of non-operating expenses. As such, the gain on sales of investments decreased and loss from continuing operations before income taxes increased for the periods indicated above. In addition, net loss was adjusted for the periods indicated above as a result of recording our investments at cost.

This restatement is more fully described in Part I herein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 15 “Exhibits and Financial Statement Schedules” of Part IV in our consolidated financial statements and related notes, including, without limitation, in Note 3 “Restatement to Previously Issued Financial Statements” to such consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “will”, “anticipate”, “estimate”, “expect”, “project”, or “intend”. These forward-looking statements reflect our plans, expectations and beliefs and accordingly, are subject to certain risks and uncertainties. We cannot guarantee that any of such forward-looking statements will be realized.

Statements regarding factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, or cautionary statements, include, among others, those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, and elsewhere in this report, including in conjunction with the forward-looking statements included in this report. All of our subsequent written and oral forward-looking statements (or statements that may be attributed to us) are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this report. You should carefully review the risk factors described in our other filings with the United States Securities and Exchange Commission (“SEC”) from time to time, including our registration statements and quarterly reports on Form 10-Q which will be filed in the future, as well as our other reports and filings with the SEC.

Our forward-looking statements are based on information available to us today, and we do not undertake any obligation to update these statements. Our actual results may differ significantly from the results discussed.

Basis of Presentation

In this report:

•	the terms “we”, “our”, and “us” refer to TerreStar Corporation and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

•	“TerreStar Networks” refers to TerreStar Networks Inc., an indirect, majority-owned subsidiary of TerreStar Corporation.

•	“BCE” refers to BCE Inc., a Canadian corporation.

•	“TerreStar Canada Holdings” refers to TerreStar Networks Holdings (Canada) Inc., a Canadian corporation and parent company of TerreStar Canada.

•	“TerreStar Canada” refers to TerreStar Networks (Canada) Inc., a Canadian corporation.

•	“SkyTerra” refers to SkyTerra Communications, Inc.

•	“MSV” refers to Mobile Satellite Ventures LP.

•	“TerreStar Global” refers to TerreStar Global Ltd., an indirect, majority-owned subsidiary of TerreStar Corporation.

PART I

Item 1.	Business

General

TerreStar Corporation was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the integrated satellite wireless communications business through its ownership of TerreStar Networks, its principal operating entity, and TerreStar Global. We changed our name from Motient Corporation to TerreStar Corporation in 2007.

Our primary business is TerreStar Networks, a Reston, Virginia based future provider of advanced mobile satellite services for the North American market. Previously, we operated a two-way terrestrial wireless data communications service. On September 14, 2006, we sold most of the assets and liabilities relating to that business. Our historical financial statements present this terrestrial wireless business as a discontinued operation. Pursuant to such presentation, our current period continuing operations are reflected as a single operating unit.

As of December 31, 2007, we had two wholly-owned subsidiaries, MVH Holdings Inc. and Motient Holdings Inc., an 86% interest in TerreStar Networks and an 85% interest in TerreStar Global. Additionally, we held approximately 42% non-voting interest in SkyTerra, a mobile satellite communications company. As of December 31, 2007, SkyTerra owned approximately 11% of TerreStar Networks common stock.

Narrative Description of the Business

TerreStar Networks Inc.

TerreStar Networks is our principal operating entity. In cooperation with its Canadian partner, 4371585 Communications and Company, Limited Partnership (“4371585 Communications”), formerly TMI Communications and Company, Limited Partnership, we plan to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service (“MSS”), using frequencies in the 2GHz band, part of what is often referred to as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. TerreStar Networks is in the process of building its first satellite pursuant to a construction contract with Space Systems/Loral, Inc. (“Loral”). TerreStar-1 will have an antenna approximately sixty feet across and, once launched, will be able to communicate with standard wireless devices.

Our ability to offer these services depends on TerreStar Networks’ right to receive certain regulatory authorizations allowing it to provide MSS/ATC in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, in order to provide ATC in the United States and Canada we must file additional applications separately from our satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada.

TerreStar Networks was initially created as a subsidiary of MSV established to, among other things, develop a satellite communications system using the S-band. On May 11, 2005, we began to increase our ownership interest in TerreStar Networks when, in conjunction with a spin-off of TerreStar Networks to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar Networks common stock. In conjunction with this transaction, TerreStar Networks also entered into an agreement with MSV’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”), pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada. TerreStar Corporation and certain other stockholders of TerreStar Networks are investors in MSV or its parent company SkyTerra.

Since May 11, 2005, we have consolidated TerreStar Networks financial results within our financial statements.

Through TerreStar Networks, we plan to develop, build and operate an all IP-based 4G integrated satellite and terrestrial communications network to provide mobile communication services throughout the United States and Canada. Our network will address the growing demand for wireless mobile services across the government, commercial, and consumer segments. We plan to market these services on a wholesale basis to government agencies and commercial enterprises.

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. All of our spectrum is eligible for ATC status. ATC authorization provides the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. Our planned network is designed to allow an end user to seamlessly communicate with a terrestrial wireless network or our satellite through a conventional mobile device, optimizing service quality, continuity and geographic coverage.

We believe our planned all IP-based 4G network design will improve on existing network architecture and components to deliver greater network capacity more efficiently and at a lower cost than existing wireless networks. In December 2008, we plan to launch our first multi-spot beam geostationary satellite, TerreStar-1, which is designed so that the beams can be refocused dynamically. We are also currently developing a next-generation terrestrial network, which we believe will enable us to offer our integrated satellite/terrestrial service by the end of 2009. We are working with several vendors to develop a universal chipset architecture that can be incorporated into a wide range of mobile devices, including small, lightweight and inexpensive handsets.

We believe our network’s satellite and terrestrial mobile capabilities will serve the needs of various users, such as U.S. and Canadian government and emergency first responder personnel, who require reliable, uninterrupted and interoperable connectivity that can be provided by an integrated satellite and terrestrial network. In October 2006, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Defense Information System Agency (“DISA”) to jointly develop a North American emergency response communications network. We expect the CRADA to result in the development of products that will mutually benefit us and the U.S. government. We also believe that our planned network will appeal to a broad base of potential end users, customers and strategic partners, including those in the media, technology and communications sectors, logistics and distribution sectors and other sectors requiring uninterrupted wireless service.

Strategy

We plan to build and operate the first network that seamlessly integrates the benefits of both terrestrial and satellite wireless communications systems, thereby providing a unique communications solution to our potential customers across the United States and Canada. To achieve our plan, we are pursuing the following strategies:

•

Develop a state-of-the-art network. We are building a next-generation, all IP-based network with flexible architecture designed to provide significant advantages over existing wireless networks, including higher data speeds, lower cost per bit and flexibility to support a range of custom IP applications and services. We believe that the combination of:

•	our two 10 MHz blocks of contiguous and unshared MSS spectrum with ATC eligibility;

•	TerreStar-1 and TerreStar-2 in development;

•	our flexible and upgradeable planned terrestrial network; and

•	our universal chipset architecture provides us with a unique platform to achieve our plan.

•	Secure an anchor tenant. Our objective is to form an anchor tenant relationship with a customer. Potential anchor tenants include:

•	a federal government organization, such as the Department of Defense, the Federal Emergency Management Agency or the Department of Homeland Security;

•	a state or local public safety/first responder organization; or

•	a significant commercial enterprise.

We believe that securing an anchor tenant will assist us in financing the development and build out of our network.

•

Target commercial customers. In addition to our focus on potential government market opportunities, we will seek to provide wireless communication services utilizing our wholesale approach by offering next-generation services to enterprises in various industries. We believe that our approach will allow us to avoid the significant upfront subscriber acquisition costs as well as other customary support costs related to a retail business model. We also believe that our wholesale model will allow us to grow and achieve economies of scale at a substantially faster pace than if we sold services directly to end users. Our target commercial customers include the following:

•

existing wireless service providers seeking to (i) address current coverage constraints and (ii) mitigate the strain placed on existing spectrum and network capacity caused by data intensive technologies and services;

•

rural local exchange carriers, or RLECs, incumbent local exchange carriers, or ILECs, direct broadcast satellite, or DBS companies, new types of mobile virtual network operators, or MVNOs, and cable companies seeking to enable new wireless strategies;

•	internet and media companies seeking mobile strategies to address current industry trends, including converged offerings of mobile, video, data and voice services; and

•

enterprises seeking to implement mobile applications and telematics to better serve their clients and improve operational efficiencies by using our application development platforms and satellite capabilities to perform a range of functions, including traffic and vehicle management, home and automobile security, automated tolling and ticketing and automated meter reading.

•

Establish a prudent capital and financing plan. We plan to fund the initial development and roll-out of our terrestrial network through external financing as well as through customer and vendor relationships. We contemplate that our terrestrial network deployment will initially cover several key U.S. markets and will expand to new markets based on customer demand. In addition, we intend to utilize existing tower infrastructure and leverage existing network technology and infrastructure to enable us to minimize capital expenditures in the deployment of our terrestrial network. Our universal chipset architecture will be incorporated into a wide range of mobile devices.

•

Leverage our current spectrum. The rapid growth of voice and data traffic over existing networks has heightened demand for wireless network capacity. The growing capacity demands can be met either through network expansion or the acquisition of increasingly scarce and costly spectrum. In order to assist MSS operators in overcoming signal penetration and economic limitations of a satellite-only wireless service, both the FCC and Industry Canada have adopted policies and orders allowing MSS operators to integrate ATC into their networks and develop the capability to offer satellite and terrestrial wireless services. We have applied to the FCC for approval to operate an ATC network in the United States and intend to apply for approval to operate an ATC network in Canada. We believe that the following are beneficial characteristics of our spectrum:

•	Contiguous and unshared MSS spectrum

•	Broad geographic coverage

•	ATC-eligible spectrum

•	Attractive spectrum location

•

Utilize our pending spectrum acquisition. Our pending acquisition of 8MHz in the 1.4GHz band provides us with additional capacity to both augment existing products and services and enter new markets and product segments. With an adequate investment level, we plan to utilize both 1.4GHz and 2GHz spectrum across our terrestrial infrastructure to service projected demand in the machine-to-machine market. Regarding new market segments, with an incremental investment in the existing chipset/software platform, we plan to use the 1.4GHz band to enter the emerging femtocell market by alleviating spectrum interference issues and providing a quality of service level not attainable with unlicensed spectrum.

Our Network

We believe that building a next-generation all IP-based 4G network with flexible architecture will create significant advantages over existing wireless networks, including higher data speeds, lower cost per bit, and flexibility to support a range of custom IP applications and services. An important element of our approach to network technology is the achievement of “transparency.” Transparency means that devices on our network have the same size, weight, functionality and aesthetics as current standard wireless or emerging data devices and will be able to communicate with both the terrestrial and satellite components of our planned network without bulky external hardware. Historically, MSS-only networks have not been able to achieve transparency because the space segments lacked sufficient power and receiver sensitivity to enable communications with traditional wireless equipment. We believe that MSS operators without ATC networks or MSS operators contemplating ATC networks without transparency may not be able to partner with large-scale manufacturers to offer appealing low-cost user devices and may not be able to attract substantial volumes of users. As a result, these types of networks may not be able to support the device and service pricing we believe will be enabled by our network.

Our core network strategy is based on three elements:

•	the space segment;

•	the terrestrial network; and

•	a universal chipset architecture to be integrated into a wide range of mobile devices.

Space Segment

TerreStar-1. In 2005, Loral commenced construction of our first multi-spot beam geostationary satellite, TerreStar-1, which was originally scheduled to be launched in November 2007. In May 2007, we were notified that Loral revised its expected delivery date of TerreStar-1 from November 2007 to August 2008, causing us to delay our expected launch of TerreStar-1 to September 2008. In response to the delay of the delivery date, we applied and were granted an extension of our milestones. Our remaining Industry Canada and FCC milestones require that our network be operational in November 2008. In February 2008, Loral notified us that it had again revised its expected delivery date of TerreStar-1 from August 2008 to November 2008, subject to further testing to be completed in April 2008. We will seek new milestone dates from Industry Canada and the FCC when Loral provides us with a firm delivery schedule.

TerreStar-1 is designed to be a powerful, spectrally efficient satellite equipped with a large antenna (approximately 60 feet in diameter) that we believe will be the most powerful two-way commercial communications geostationary satellite launched into orbit at the time of deployment. TerreStar-1 will offer up to 500 spot beams and a design life exceeding 15 years. The spot beams can be refocused dynamically to support increased network traffic in specific locations, enabling maximum network capacity as well as providing additional short-term capacity in key locations during times of crisis.

Under the terms of the TerreStar-1 construction contract, as amended in December 2007 (the “TS-1 Agreement”), the overall price for TerreStar-1 is approximately $221 million, of which our outstanding contractual obligation as of December 31, 2007 was $6 million. In addition to the purchase price, we will pay orbital performance incentive, or OPI, payments of up to $38 million, not including interest, if certain performance criteria are met during the intended 15-year design life of the satellite. We have the right to terminate our agreement with Loral for convenience in whole or in part upon thirty days’ notice, but if we choose to do so, certain substantial termination liability charges will apply.

TerreStar-2. In August 2006, in an effort to continue to meet our regulatory requirements and business objectives, we exercised our contractual right with Loral to order our second satellite, TerreStar-2, under the TerreStar-2 construction contract, as amended in December 2007 (the “TS-2 Agreement”). TerreStar-2, which is intended to be a ground spare, is identical to the TerreStar-1 satellite. Construction of TerreStar-2 commenced in September 2006 and is scheduled to be delivered in the second quarter of 2009. In order to maintain our authorization to operate ATC services in the U.S. we are required to maintain a ground spare satellite.

The firm fixed price for the TerreStar-2 satellite deliverables under the TS-2 Agreement, is $192 million, of which, we have paid Loral $116 million as of December 31, 2007. Scheduled payments in 2008 total $72 million and in 2009 total $4 million. In addition to the firm fixed price, the TS-2 Agreement also includes OPI payments of up to $33 million, not including interest, over the life of the satellite.

Satellite launch services. In November 2006, we entered into a $138 million launch services contract with Arianespace that entitled us to a launch window for the launch of TerreStar-1, with an option to purchase two additional satellite launches at fixed prices. As of December 31, 2007, we had contractual obligations outstanding of $41 million on this agreement. Arianespace has moved our launch window for TerreStar-1 to commence from December 1, 2008 through February 28, 2009 to accommodate Loral’s new scheduled delivery date.

Other components of our space segment. In 2005, we entered into a $38 million agreement with Hughes Network Systems, LLC (“Hughes”) for the design, development and delivery of a satellite beam access system (“SBAS”) that includes ground based beam forming equipment (“GBBF”) and two satellite earth stations to be located in Las Vegas, Nevada and Allan Park, Ontario, Canada (the “SBAS Agreement”). As of December 31, 2007, we paid approximately $22 million to Hughes under this contract. In December 2006, we entered into a $4 million site-hosting agreement with Hughes, which provides for the physical location of, and services related to, our earth station in Las Vegas, Nevada. We also expect to enter into a site-hosting agreement with a third party for the location of our earth station in Allan Park, Ontario, Canada.

In January 2007, we entered into an agreement with Loral under which we incurred an additional obligation of $23 million for our satellite network, which includes the integration of TerreStar-1 with the SBAS (the “SBN Agreement”). The SBN Agreement also incorporates the material provisions of the SBAS Agreement. In connection with the SBN Agreement, the SBAS Agreement with Hughes was replaced by a subcontract between Hughes and Loral.

Under the Hughes subcontract, Hughes will provide the SBAS and related services and deliverables (owed to us under our original agreement with Hughes) directly to Loral. Loral will in turn deliver to us an integrated satellite network, consisting of TerreStar-1 and the SBAS.

Under our license agreement with ATC Technologies, we have contractually committed to license to ATC Technologies certain patents and certain technologies that may be licensed or acquired by us, during a 10 year period ending in 2016 including those technologies licensed or acquired by us under our SBAS Agreement. Under this license agreement, ATC Technologies may sublicense the licensed TerreStar patents and certain technology to MSV, our competitor, for the sole purpose of developing, operating, implementing, providing and maintaining MSV L-band services throughout the world.

Our Terrestrial Network

We plan to deploy a flexible and upgradeable integrated terrestrial network with a next-generation Operational Support System (“OSS”) and Business Support System (“BSS”) that will optimize seamless interoperability between our satellite and terrestrial network and enable us to dynamically prioritize the traffic of specific end users. We expect these features and applications to be key differentiators as we seek wholesale customers. Our plan is to minimize capital expenditures in our terrestrial network roll-out by primarily employing existing wireless tower infrastructure and securing roaming agreements with existing wireless service providers in areas where our terrestrial network is not initially available.

Our Universal Chipset

We have entered into contracts with vendors to provide us with a universal chipset architecture that can be incorporated into a wide range of mobile devices, including small, lightweight and inexpensive handsets. We believe that the proximity of our spectrum frequency to that used by existing wireless service providers will result in certain benefits, such as lower development costs, shorter development cycles and a higher likelihood of mass adoption at low incremental cost per device. Once fully-developed, we believe that our planned universal chipset architecture will enable a full range of off-the-shelf devices for use on our network. We believe our customers will have the ability to develop and deploy differentiated services due to our planned open network and systems architecture, as well as the potential ability to choose from an expanded selection of end-user devices.

Intellectual Property

Our intellectual property portfolio consists of non-patented intellectual property and license rights to over 75 patents and patent applications and other non-patented intellectual property that have been developed, acquired and licensed over a period of 15 years. We believe that an integrated satellite and terrestrial network cannot be effectively and efficiently implemented in a commercially viable way without the benefits of licensed patents and other owned and licensed intellectual property. We are committed to vigorously enforcing and defending these intellectual property rights. In addition to our owned intellectual property and the license rights granted to us by ATC Technologies, we currently, and expect to continue to, incorporate our technology and software and other third-party licensed patents and unpatented technology and software into our existing and planned networks. Certain agreements between us and third parties, such as Loral and Hughes, include provisions pursuant to which we have or will receive a non-exclusive license to use, reproduce and modify certain intellectual property developed by such third parties including, among other things, technology and related software created by such third parties for use in our existing and planned networks for the purpose of testing, operating and maintaining our satellite program. We expect to enter into additional agreements in the normal course of business and into strategic relationships that will include licenses to third-party intellectual property as we develop our network.

Our Relationship with TerreStar Canada and 4371585 Communications

MSV formed TerreStar Networks in 2002 as a wholly-owned subsidiary and subsequently spun TerreStar Networks off to MSV’s owners, which included, among others, TMI Communications and Company, Limited Partnership (now known as “4371585 Communications”) and TerreStar Corporation or entities controlled by each. As part of the spin-off of TerreStar Networks, TMI Communications became contractually obligated to assign, subject to necessary regulatory approvals, its Industry Canada approval in principle to TerreStar Networks, or to an entity designated by TerreStar Networks that is eligible under Canadian law to hold the approval in principle. TerreStar Networks negotiated and committed, pursuant to a master agreement, to enter into the Transfer Agreements with TMI Communications (TMI Communications’ outstanding obligations under the Transfer Agreements were assumed by 4371585 Communications on December 20, 2007 as the transferee of TMI Communications’ interest in TerreStar Canada Holdings), TerreStar Canada, TerreStar Canada Holdings and certain other related parties (the “Transfer Agreements”) pursuant to which TerreStar Networks will transfer TerreStar-1 to TerreStar Canada and TMI Communications effectuated the transfer of its Industry Canada approval in principle to TerreStar Canada and FCC authorization to TerreStar Networks. 4371585 Communications’ assignment of its Industry Canada approval to TerreStar Networks was authorized by Industry Canada on April 27, 2007. This authorization transferred the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 degrees west longitude orbital position in order to provide MSS in Canada. On October 10, 2007, Industry Canada clarified that the authorization as transferred included the authority to operate at 111.0 degrees west longitude. In order to comply with Canada’s telecommunications foreign ownership rules, title to TerreStar-1 is expected to be transferred to TerreStar Canada at the time that title would have otherwise transferred to TerreStar Networks under the terms of its satellite construction contract with Loral, as amended.

The Transfer Agreements also provide for, among other things, the license of certain intellectual property rights to TerreStar Canada, the grant to TerreStar Networks of an indefeasible right to use capacity on TerreStar-1, and the provision by TerreStar Networks to TerreStar Canada of various consulting and other services. In addition, we are required to fund TerreStar Canada’s operating losses.

TerreStar Networks owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by 4371585 Communications. TerreStar Networks’ interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules.

Upon the receipt of approval from Industry Canada to transfer the Industry Canada approval in principle from TMI Communications to TerreStar Canada on April 27, 2007, (1) TerreStar Networks entered into a Shareholders’ Agreement, or the TerreStar Canada Shareholders’ Agreement, a Rights and Services Agreement, or the Rights and Services Agreement, a Guarantee and Share Pledge Agreement, or the TMI Guarantee and certain other Transfer Agreements, (2) TerreStar Canada executed a Guarantee in favor of TerreStar Networks, referred to as the TerreStar Canada Guarantee, and (3) TerreStar Networks and certain other parties entered into certain other Transfer Agreements. Set out below is a description of certain of the Transfer Agreements.

Effective December 20, 2007, BCE completed a restructuring which resulted in TMI Communications transferring all of its shares of TerreStar Canada Holdings to 4371585 Communications. 4371585 Communications is a wholly-owned, subsidiary of BCE.

In connection with the restructuring, TMI Communications entered into an Agreement to be Bound and Release dated December 20, 2007, pursuant to which TMI Communications agreed to transfer to 4371585 Communications its 66 2/3% interest in TerreStar Canada Holdings and 4371585 Communications agreed to become bound by the terms and conditions of the TerreStar Canada Shareholders’ Agreement. Further, pursuant to the Agreement to be Bound and Release, each of the parties to the TerreStar Canada Shareholders’ Agreement released and discharged TMI Communications from its obligations under the TerreStar Canada Shareholders’ Agreement.

TMI Communications also entered into a Joinder Agreement dated December 20, 2007 with 4371585 Communications, TerreStar Networks, TerreStar Canada and TerreStar Corporation, pursuant to which 4371585 Communications agreed to be bound by the terms and conditions of the Transfer Agreements to which TMI Communications was a party including, but not limited to, the TMI Guarantee, and the parties thereto agreed to release and discharge TMI Communications from its obligations under such Transfer Agreements.

On May 29, 2007 and June 15, 2007, pursuant to our Master Services Agreement with TerreStar Canada, we loaned TerreStar Canada $0.4 million and $0.35 million, respectively. Each note pays interest at 15.15%, and both mature on January 1, 2009.

TerreStar Canada Shareholders’ Agreement

The TerreStar Canada Shareholders’ Agreement dated April 5, 2007 among TerreStar Networks, 4371585 Communications (as the assignee of TMI Communications), TerreStar Canada and TerreStar Canada Holdings sets forth certain terms of operation for TerreStar Canada and TerreStar Canada Holdings. Under the TerreStar Canada Shareholders’ Agreement, the Board of Directors of TerreStar Canada Holdings is composed of five directors, of whom 4371585 Communications is entitled to appoint three directors and TerreStar Networks is entitled to appoint two directors. The Board of Directors of TerreStar Canada is composed of five directors, of whom TerreStar Canada Holdings is entitled to appoint four directors and TerreStar Networks is entitled to appoint one director. All decisions of the boards of directors of TerreStar Canada and TerreStar Canada Holdings are decided by a simple majority of directors. However, the affirmative vote of the holders of more than 80% of the common shares of TerreStar Canada and the holders of more than 66 2/3% of the common shares of TerreStar Canada Holdings is required for major corporate actions, including, but not limited to: the entering into, amendment, renewal, assignment or termination of any material agreement in excess of $500,000 Canadian; any change in the articles of incorporation, by-laws or other documents of TerreStar Canada or TerreStar Canada Holdings; any material change in the scope and nature of TerreStar Canada Holdings’ or TerreStar Canada’s business or operations; subject to certain exceptions, the approval in principle, issuance, sale or grant of any securities of TerreStar Canada or TerreStar Canada Holdings; subject to certain exceptions, the incurrence of any indebtedness or the making of any capital expenditures, pledges, or asset sales in excess of $500,000 Canadian by TerreStar Canada or TerreStar Canada Holdings; the entering into of any merger, consolidation or other corporate re-organization by TerreStar Canada or TerreStar Canada Holdings; and the declaration of dividends by TerreStar Canada or TerreStar Canada Holdings. TerreStar Networks has no negative approval rights with respect to appointment or termination of senior officers or creation of budgets for TerreStar Canada or TerreStar Canada Holdings.

Under the TerreStar Canada Shareholders’ Agreement, TerreStar Networks is obligated to fund any operating cash shortfalls at TerreStar Canada upon the request of TerreStar Canada, so long as the provision of such funding does not conflict with applicable Canadian regulatory requirements, the operating budget then in effect and for the preceding two years is reasonably acceptable to TerreStar Networks, and TerreStar Canada has conducted its business in material compliance with the budget then in effect and for the preceding two years. Such funding may be in the form of a contribution to TerreStar Canada’s capital in the form of non-voting common shares or a loan that may be convertible into equity of TerreStar Canada. TerreStar Networks’ obligation to fund any operating cash shortfalls at TerreStar Canada ceases upon a change of control of TerreStar Canada, provided that a transfer of 4371585 Communications’ interest in TerreStar Canada Holdings to certain affiliates or other entities related to BCE will not constitute a change of control for this purpose. Neither 4371585 Communications nor BCE has any obligation to provide financial support to TerreStar Canada Holdings or TerreStar Canada.

The TerreStar Canada Shareholders’ Agreement also provides that in the event that any controlling shareholder of 4371585 Communications or BCE, or any affiliate of the foregoing or any person controlled by any of the foregoing, each referred to as a BCE Group Member, wishes to transfer its interest in 4371585 Communications or a BCE Group Member to a non-affiliated third party and, at the time of such proposed transfer such BCE Group Member owns shares of TerreStar Canada Holdings, TerreStar Networks may, subject to applicable law and Canadian regulatory requirements, purchase or designate an eligible entity to purchase, all (but not less than all) of the shares of TerreStar Canada Holdings so owned by 4371585 Communications or the BCE Group Member at a purchase price equal to the stated capital.

Under the TerreStar Canada Shareholders’ Agreement and subject to Industry Canada approval, TerreStar Networks has the right, subject to applicable law and regulations, to purchase directly, or to designate an eligible purchaser to purchase, all (but not less than all) of 4371585 Communications’ and every other BCE Group

Member’s equity interests in TerreStar Canada Holdings for a purchase price equal to the greater of the fair market value of such shares on the date TerreStar Networks provides notice of its election to purchase the shares and $3.5 million for each year from the Disposition Date (as defined below) until the closing occurs, with partial years prorated, or the Designated Price.

The TerreStar Canada Shareholders’ Agreement provides that, for a period of 90 days after the later of (1) the date on which 4371585 Communications no longer owns at least 90% of the shares of TerreStar Canada that they owned on June 15, 2006 (or in certain circumstances, shares of TerreStar Corporation received by 4371585 Communications in exchange for TerreStar Networks shares), or the Disposition Date, and (2) July 31, 2008, 4371585 Communications and every other BCE Group Member then holding shares of TerreStar Canada Holdings have the right, subject to applicable law and regulations, to require TerreStar Networks to either purchase directly, or to designate an eligible purchaser to purchase, all (but not less than all) of 4371585 Communications’ and every other BCE Group Member’s interests in TerreStar Canada Holdings for a purchase price equal to the greater of (1) the fair market value of such shares on the date of notice of the exercise of such option and (2) the Designated Price for each year from the Disposition Date. If 4371585 Communications and every other BCE Group Member do not exercise their put right within the 90-day period, they may not exercise the right again for a period of two years.

In the event applicable law or Canadian regulatory requirements are amended to allow TerreStar Networks to own a larger equity interest in TerreStar Canada Holdings, 4371585 Communications or a BCE Group Member will be required to transfer to TerreStar Networks such shares of TerreStar Canada Holdings that it owns as are permitted under the new requirements for an amount equal to the greater of (1) the fair market value of such shares and (2) the Designated Price.

TerreStar Networks and 4371585 Communications also will each have the right, subject to applicable law and regulations, to purchase directly, or to designate an eligible purchaser to purchase, the other party’s interests in TerreStar Canada and/or TerreStar Canada Holdings at the stated capital of such interests upon the insolvency or bankruptcy of such other party.

Rights and Services Agreement

TerreStar Networks entered into a non-exclusive Rights and Services Agreement dated April 5, 2007 with TerreStar Canada pursuant to which TerreStar Canada has the right to purchase backup, restoral and emergency spectrum and satellite capacity from TerreStar Networks, as well as various service bureau functions and consulting services, such as technical assistance with the network, billing support and administration services. TerreStar Canada is required to compensate TerreStar Networks for these services quarterly, based on the total estimated expenses, as determined in accordance with GAAP, anticipated to be incurred by TerreStar Networks in providing these services to TerreStar Canada, plus a margin of 10%. The Rights and Services Agreement extends for an initial five year term and contains automatic renewal provisions which allow the terms of the agreement to be extended for one or five year terms depending on the service provided. In certain circumstances, such as a breach of contract or insolvency of either party, the Rights and Services Agreement is subject to early termination by either party.

TMI Guarantee

TerreStar Networks entered into the TMI Guarantee and Share Pledge Agreement on April 5, 2007, or the TMI Guarantee, with TMI Communications pursuant to which TMI Communications guaranteed to TerreStar Networks the full and punctual performance of its obligations together with the obligations of TerreStar Canada Holdings and TerreStar Canada, as applicable, under the TerreStar Canada Shareholders’ Agreement, the Rights and Services Agreement, the Satellite Delivery Agreement (as defined below), the IRU Agreement (as defined below) and the TerreStar Canada IP License Agreement (as defined below). As noted above, the obligations of TMI Communications under the TMI Guarantee have been assumed by 4371585 Communications’ liability under the TMI Guarantee will be limited to its shareholdings in TerreStar Canada Holdings together with any dividends, distributions or other proceeds related thereto that accrue after an event of default under the TMI Guarantee. The TMI Guarantee does not guarantee payment of the notes and does not guarantee that all necessary regulatory approvals will be obtained.

TerreStar Canada Guarantee

TerreStar Canada entered into the TerreStar Canada Guarantee on April 5, 2007 in TerreStar Networks’ favor pursuant to which TerreStar Canada has guaranteed to TerreStar Networks the performance of its obligations, together with the obligations of TerreStar Canada Holdings and 4371585 Communications, under the TerreStar Canada Shareholders’ Agreement and the TMI Guarantee. As security for this guarantee obligation, TerreStar Canada granted to TerreStar Networks a security interest in all of its tangible and intangible (to the extent assignable) personal property pursuant to an Amended and Restated Security Agreement dated May 24, 2007, or the TerreStar Canada Security Agreement. Such security interest will be junior to the security interest granted in favor of the holders of the 2014 notes. TerreStar Networks also has recourse under the TerreStar Canada Security Agreement in the event of breaches under certain of the other Transfer Agreements committed by TerreStar Canada, TerreStar Canada Holdings or 4371585 Communications.

Other Transfer Agreements

Under certain of the Transfer Agreements, TerreStar Networks is required to release 4371585 Communications (and its affiliates) from certain liabilities and provide comprehensive indemnification to 4371585 Communications (and certain of its related parties including TerreStar Canada) in various instances including, without limitation, with respect to certain tax liabilities associated with the TerreStar Canada joint venture.

Upon TerreStar Networks’ receipt of all necessary approvals to effect the transfer of TerreStar-1 from TerreStar Networks to TerreStar Canada, TerreStar Networks will enter into a Satellite Delivery Agreement, or the Satellite Delivery Agreement, an Indefeasible Right of Use Agreement, or the IRU Agreement, and an Intellectual Property License Agreement, or the TerreStar Canada IP License Agreement. The following is a description of such agreements.

Satellite Delivery Agreement. Upon receipt of the requisite approvals, TerreStar Networks will enter into a Satellite Delivery Agreement with TerreStar Canada pursuant to which TerreStar Networks will transfer title to TerreStar-1 to TerreStar Canada. Transfer of title to the satellite to TerreStar Canada will be made at the time that title would otherwise have transferred to TerreStar Networks under its satellite construction contract with Loral. TerreStar Networks will use its commercially reasonable efforts to deliver TerreStar-1 to TerreStar Canada in its assigned orbital slot. TerreStar Networks will also deliver any other satellite deliverables under the construction contract to TerreStar Canada. The purchase price for the transfer of title to TerreStar-1 from TerreStar Networks to TerreStar Canada will be equal to all costs and expenses incurred by TerreStar Networks in connection with the construction and launch of TerreStar-1, including without limitation, financing and insurance costs and any applicable taxes, duties and other fees or charges, plus a margin of 10% on certain of such amounts. It is expected that all amounts payable to TerreStar Networks by TerreStar Canada under the Satellite Delivery Agreement will be offset against any amounts owing by TerreStar Networks to TerreStar Canada under the IRU Agreement as discussed below.

IRU Agreement. Upon the execution of the Satellite Delivery Agreement and receipt of the requisite approvals, TerreStar Networks will enter into an IRU Agreement with TerreStar Canada pursuant to which TerreStar Canada will lease to TerreStar Networks the balance of the capacity on TerreStar-1, and, if and when operational, the balance of the satellite capacity of any TerreStar Canada replacement satellite system or next-generation satellite system, and the right to use the spectrum capacity and ground facilities associated with TerreStar Canada’s satellite system(s), that is not utilized by TerreStar Canada for the purposes of fulfilling its

Canadian regulatory obligations. TerreStar Networks will pay TerreStar Canada for this capacity by (1) an upfront payment payable upon the date that TerreStar-1 becomes fully operational in its assigned orbital slot, such payment to be equal to the amount payable to TerreStar Networks by TerreStar Canada under the Satellite Delivery Agreement plus the amount, if any, incurred by TerreStar Canada in connection with certain satellite system costs, and (2) thereafter, by quarterly payments based on a cost recovery amount basis, where the cost recovery amount is determined based on TerreStar Canada’s total expenses associated with providing such services to us as determined in accordance with Canadian GAAP plus a margin of 10%, provided that such cost recovery amount must be in accordance with TerreStar Canada’s annual business plan and quarterly forecasts to be provided to TerreStar Networks. TerreStar Networks will have the right to offset its payment obligations to TerreStar Canada under the IRU Agreement against amounts otherwise owed by TerreStar Canada to TerreStar Networks. The IRU Agreement will extend for an initial 25-year term and contains automatic renewal provisions which allow the terms of the agreement to be extended for three successive five-year terms. In certain circumstances, the IRU Agreement will be subject to early termination by either party.

TerreStar Canada IP License Agreement. In connection with both the Rights and Services Agreement and IRU Agreement described above, TerreStar Networks will enter into the TerreStar Canada IP License Agreement with TerreStar Canada pursuant to which, subject to certain limitations, TerreStar Networks will grant to TerreStar Canada a non-exclusive license to use its intellectual property, as owned by TerreStar Networks or licensed from third parties, provided that TerreStar Networks determine such intellectual property is necessary to allow TerreStar Canada to fulfill (1) its obligations in Canada under the Industry Canada approval in principle and (2) its obligations to TerreStar Networks to provide satellite capacity and spectrum capacity under the IRU Agreement. The TerreStar Canada IP License Agreement will remain in effect until the expiration or termination of the Rights and Services Agreement. TerreStar Networks will also have the right to terminate the TerreStar Canada IP License Agreement in the event of the expiration or termination of the IRU Agreement. In certain other circumstances, the TerreStar Canada IP License Agreement will be subject to early termination by either party.

In the event that TerreStar Networks is unable to affect the relevant Transfer Agreements with 4371585 Communications, TerreStar Canada and the other parties thereto, TerreStar Networks may need to enter into arrangements with another Canadian owned and controlled entity, so that TerreStar-1 will be transferred to an entity that satisfies Canada’s telecommunications foreign ownership rules. This would also require TerreStar Networks to negotiate and enter into amendments to the Transfer Agreements.

Competition

The communications industry is highly competitive. We expect to compete with certain product and service categories of a number of other existing and future wireless providers, including other developers of integrated satellite and terrestrial networks. We will compete primarily on the basis of coverage, quality and pricing of products and services. Many of our competitors are large domestic and international companies, and may have financial, technical, marketing, sales, distribution, and other resources substantially greater than we have and which provide a wider range of services that we intend to provide.

We expect to compete with existing and potential integrated satellite and terrestrial network providers in United States and Canada, including MSV and its affiliates, ICO North America and its affiliates, Globalstar LLC and its affiliates, Iridium Satellite LLC and its affiliates, and Inmarsat and its affiliates. Any of these competitors could offer an integrated satellite and terrestrial network before we do or could offer an integrated satellite and terrestrial network that is superior to ours.

Current Year’s Developments

At the TerreStar Corporation 2007 Annual Meeting of Stockholders held on July 12, 2007, the stockholders of TerreStar Corporation approved an amendment to the Certificate of Incorporation of Motient Corporation to

change its name to TerreStar Corporation. On August 10, 2007, we filed the amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the name change. On August 7, 2007, our Board of Directors approved our Amended and Restated Bylaws, that was effective upon filing the amendment to the Certificate of Incorporation.

As a result of our name change from Motient Corporation to TerreStar Corporation, our new trading symbol is “TSTR” on the NASDAQ Global Market. Prior to June 20, 2007, our common stock traded on the Pink Sheets under the trading symbol “MNCP”.

Acquisitions and Dispositions

Since January 2007, we have exchanged approximately 15 million shares of our common stock for approximately 9 million shares of TerreStar Networks common stock and approximately 2 million shares of TerreStar Global common stock with holders of TerreStar Networks common stock or options to purchase shares of TerreStar Networks common stock that were exercised immediately prior to the exchange. On June 12, 2007, we filed a resale registration statement with the SEC to register the resale of these shares.

The exchange transactions resulted in an allocation of $83 million to intangible assets and an impairment of $7 million for the year ended December 31, 2007. As of December 31, 2007, our ownership interests in TerreStar Networks and TerreStar Global was approximately 86% and 85%, respectively, on a non-diluted basis.

On February 12, 2007, we exchanged approximately 5 million limited partnership units of MSV for approximately 14.4 million shares of SkyTerra non-voting common stock. As a result, a basis of $140 million transferred from our investment in MSV to our investment in SkyTerra.

On July 26, 2007, we sold our spectrum frequency assets held for sale to Nextel Communications for approximately $0.5 million pursuant to an asset purchase agreement executed between Motient Communications Inc., Motient License Inc., and Nextel dated April 13, 2007. We recognized a $0.1 million gain for the year ended December 31, 2007.

On November 30, 2007, we exchanged all of our remaining MSV ownership interests representing approximately 1.6 million limited partnership units for approximately 4.4 million SkyTerra non-voting common shares pursuant to an exchange agreement dated May 6, 2006. As a result, a basis of $38 million transferred from our investment in MSV to our investment in SkyTerra.

As of December 31, 2007, we have restricted $222 million of our SkyTerra investment to represent the portion of our SkyTerra shares we plan to distribute as a dividend to our common shareholders and a reservation in the event that our preferred holders convert to common stock. The remaining unrestricted portion of our SkyTerra investment represented $104 million as of December 31, 2007.

High Yield Offering

On February 14, 2007, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), dated as of February 14, 2007, among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the date of issue at a rate of 15% per annum. If the following milestones are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar Notes. These milestones are as follows:

•	entry into a bona fide binding agreement with the U.S. government to which TerreStar Networks will provide telecommunications services during a multi-year period and receive compensation;

•	entry into a bona fide binding agreement with a non-governmental entity to which TerreStar Networks will provide telecommunications services during a multi-year period and receive compensation; and

•	authorization by the FCC for TerreStar Networks to provide ATC in combination with our MSS by December 31, 2008.

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

In connection with the issuance of the TerreStar Notes, TerreStar Corporation (then Motient Corporation) and its indirect wholly-owned subsidiary, Motient Venture Holdings Inc. (“MVH”), and TerreStar Networks entered into a letter agreement dated February 14, 2007 (the “Motient Funding Agreement”), pursuant to which MVH agreed to contribute to TerreStar Networks, at MVH’s option, either (i) 8.6 million shares of common stock issued by SkyTerra (such shares, the “SkyTerra Shares”) or (ii) cash in an amount equal to the proceeds (net of selling expenses and taxes) from the sale of the SkyTerra Shares to one or more third party buyers, in either case in exchange for a number of shares of common stock of TerreStar Networks equal to the product of (A) (x) the average of the bid and ask prices for one SkyTerra Share at the close of trading on the last trading day prior to the day of such contribution divided by (y) the fair market value of one share of TerreStar Networks common stock at the close of trading on such last trading day prior to the day of such contribution (as determined in good faith by the Board of Directors of TerreStar Networks) multiplied by (B) 8,644,406. Such contribution will be made either (i) upon TerreStar Networks’ demand at any time after the earlier of the date on which MVH’s equity interest in TerreStar Networks equals or exceeds 80% or October 31, 2007 or (ii) at any time at MVH’s option.

The Motient Funding Agreement also provides for the grant by MVH of a security interest in the SkyTerra Shares and the proceeds thereof to TerreStar Networks. TerreStar Networks’ interest under the Motient Funding Agreement is pledged under the U.S. Security Agreement.

The TerreStar Notes are guaranteed (the “Guarantees”) on a senior secured basis by TerreStar Canada Holdings and TerreStar Canada. The Guarantees are secured by a first priority security interest in the assets of TerreStar Canada Holdings and TerreStar Canada, subject to certain exceptions, pursuant to a Canadian Security Agreement, dated as of February 14, 2007, among TerreStar Canada Holdings, TerreStar Canada and U.S. Bank National Association, as collateral agent.

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

Other Agreements and Contracts

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

TerreStar Networks expects to purchase approximately 5,500 base stations for an aggregate price of approximately $400 million. TerreStar Networks has a minimum purchase commitment of 700 base stations and the right to terminate the agreement for convenience following the purchase of the initial 700 base stations upon the payment of an agreed amount. The cost of the minimum purchase commitment and termination fee is approximately $78 million.

On September 19, 2007, TerreStar Networks signed a Statement of Work under a Master Development & Licensing Agreement entered into by TerreStar Networks and Elektrobit, Inc. on August 10, 2007. Under this Statement of Work, Elektrobit will assign a multi-disciplined engineering team to perform reference design and development programs, software development for satellite and terrestrial chipset integration, and provide reference design for production handsets. Elektrobit is performing the work on a time and materials basis and the anticipated value of the contract is approximately $54 million over three years. TerreStar Networks can terminate the Agreement and the Statement of Work at any time during the Agreement by paying for the work completed plus an early termination fee. TerreStar and Elektrobit will jointly own the technology developed under this Statement of Work.

On October 22, 2007, TerreStar Networks entered into a Master Services Agreement with Bechtel Communications, Inc. (“Bechtel”). Under the agreement, Bechtel will provide services related to site acquisition and construction of TerreStar Networks’ terrestrial network (“Radio Access Network” or “RAN”) in the Baltimore, Maryland and Washington, District of Columbia area. Bechtel will also provide program management services coordinating the overall installation and commissioning activities of TerreStar Networks’ other vendors involved in the RAN deployment. As of December 31, 2007, TerreStar Networks expects to purchase approximately $72 million worth of Bechtel’s services under this agreement over the next 24 months. TerreStar Networks has the right to terminate this agreement at anytime by paying for the work completed at the time of termination and reimbursing Bechtel certain out-of-pocket expenses.

Recent Financing

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar Corporation (“EchoStar”). In addition, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “Harbinger Investment Agreement”), with certain affiliates of Harbinger Capital Partners (“Harbinger”).

The EchoStar Investment Agreement provides for, among other things,

•	purchase by EchoStar of $50 million of TerreStar Notes,

•

purchase by EchoStar of $50 million of TerreStar Networks’ newly issued 6.5% Senior Exchangeable PIK Notes due 2014, exchangeable for TerreStar Corporation common stock, at a conversion price of $5.57 per share (the “Exchangeable Notes”) and

•	a commitment to lend $50 million to TerreStar Networks pursuant to the Credit Agreement described below.

The Harbinger Investment Agreement provides for, among other things, purchase by Harbinger of $50 million of Exchangeable Notes and a commitment to lend $50 million to TerreStar Networks pursuant to the Credit Agreement described below.

In connection with the foregoing transactions, certain of our existing investors entered into separate investment agreements (“Shareholder Investment Agreements”) to purchase in the aggregate $50 million of the Exchangeable Notes.

On February 5, 2008, EchoStar, TerreStar Corporation and TerreStar Networks also entered into a Spectrum Agreement (the “EchoStar Agreement”), which provides for the lease to TerreStar Corporation of EchoStar’s current holdings of 1.4GHz spectrum with an option to acquire the special purpose company through which EchoStar holds these licenses in exchange for the issuance of 30 million shares of common stock of TerreStar Corporation.

On February 5, 2008, we also entered into a Spectrum Contribution Agreement (the “Harbinger Contribution Agreement”), with Harbinger, which provides that, following shareholder approval, Harbinger will assign to TerreStar Corporation its rights to certain 1.4GHz spectrum with an option to purchase these licenses in exchange for the issuance of 1.2 million of TerreStar Corporation’s Series E Junior Participating Preferred Stock, par value $0.01 per share, convertible into 30 million shares of TerreStar Corporation common stock (the “Junior Preferred”).

As a result of this transaction, the Boards of Directors of both TerreStar Corporation and TerreStar Networks were expanded to eight members and, depending on stock holdings, EchoStar and Harbinger each have the right to nominate up to two members of each board.

The EchoStar Investment Agreement, Harbinger Investment Agreement, Shareholder Investment Agreements, EchoStar Agreement and the Harbinger Contribution Agreement contain representations, warranties, covenants and indemnities by TerreStar Corporation and TerreStar Networks customary for transactions of this nature.

TerreStar Corporation, TerreStar Networks, EchoStar, Harbinger and the certain existing investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated February 5, 2008, containing customary terms and conditions providing for the registration of common stock to be issued in these transactions.

Aggregate gross proceeds to TerreStar Networks from these transactions are expected to be approximately $297 million in cash, of which approximately $197 million was made available at closing and the balance of which will be dedicated to funding the TerreStar-2 satellite under the Purchase Money Credit Agreement (defined below). In addition to shareholder approval, the spectrum transactions are also subject to certain government approvals.

On February 5, 2008, we entered into a $100 million Purchase Money Credit Agreement (the “Credit Agreement”), among TerreStar Networks, as the borrower, the guarantors party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

The indentures governing our Exchangeable Notes and Credit Agreement require certain shareholder approvals by July 23, 2008 or we may be forced to accelerate repayment of these notes.

In connection with the closing of the transaction, we obtained required shareholder consents approving the issuance of Common Stock and Junior Preferred (and the common stock issuable upon conversion of such Junior Preferred) issuable in connection with the EchoStar Agreement and Harbinger Contribution Agreement and upon exchange of the Exchangeable Notes and to increase the number of shares of common stock authorized under our Certificate of Incorporation from 200 million shares to 240 million shares. Such shareholder approvals are not effective until 20 days after the mailing of an information statement to our shareholders.

Amounts outstanding under the Credit Agreement will bear interest at a rate of 14% per annum. Such interest rate will be increased by 1% from May 1, 2008 until the necessary shareholder approvals are effective if TerreStar Corporation does not mail an information statement in connection with obtaining shareholder approval to the shareholders on or prior to April 30, 2008. This information statement was filed with the SEC on February 29, 2008.

The Credit Agreement contains several restrictive covenants customary for credit facilities of this type, including, but not limited to the following: limitations on incurrence of additional indebtedness, limitation on liens, limitation on asset sales of collateral and limitation on transactions with affiliates. The Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). If any events of default occur and are not cured within the applicable grace periods or waived, the outstanding loans may be accelerated. The financing will be advanced as required and used to fund the completion of the TerreStar-2 satellite.

On February 6, 2008, TerreStar Corporation, MVH and Harbinger Capital Partners Fund I, L.P. entered into a Stock Purchase Agreement pursuant to which TerreStar Corporation sold 14.4 million shares of non-voting common stock of SkyTerra to Harbinger Capital Partners Fund I, L.P. for an aggregate sale price of $76.4 million. TerreStar Corporation received the proceeds on February 28, 2008. Following this transaction, we hold approximately 30 million shares of SkyTerra non-voting common stock.

In connection with the foregoing transactions, we also issued one share of our Series C Preferred Stock and Series D Preferred Stock (the “Series C and D Preferred Stock”) to EchoStar and Harbinger, respectively. By virtue of their ownership of shares of the Series C and D Preferred Stock, EchoStar and Harbinger have consent rights for, among other things, certain sales of assets, making any material change in our line of business, amending or permitting the amendment of our certificate of incorporation, by-laws, or our other organizational documents or any of our subsidiaries, certain acquisitions of assets, certain capital expenditures and consolidations and mergers and rights to appoint directors. Each share of Series C and D Preferred Stock has a $1,000 liquidation preference. The Series C and D Preferred Stock rank junior to the Series A Preferred Stock and Series B Preferred Stock, on a parity basis with one another and senior to both our junior preferred and our common shares. The Series C and D Preferred Stock are non-transferable.

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in approximate proportion to their holdings, the majority of which came from TerreStar Corporation. As of December 31, 2007, TerreStar Corporation owned approximately 85% of the outstanding shares of TerreStar Global.

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

On August 13, 2007, TerreStar Global issued a press release announcing that it intends to offer securities in a private offering. Neither the terms of the securities nor the amount of the proposed financing have been determined. As of December 31, 2007 this financing has not been completed. There can be no assurance that the financing will be completed. TerreStar Global intends to use the net proceeds from the offering to commence the construction of its satellite, to secure European 2GHz MSS S-band spectrum, and for general corporate purposes.

MSV and SkyTerra

On June 29, 2000, we formed a joint venture subsidiary, MSV with certain other parties, in which we owned 80% of the membership interests. Three investors unrelated to us owned the remaining 20% interests in MSV. The minority investors had certain participating rights which provided for their participation in certain major business decisions that were made in the normal course of business; therefore, in accordance with EITF No 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, our investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. As a result of MSV’s capital transactions through 2004, our ownership interest decreased to 30%.

Through a series of transactions in 2005, we issued 12.7 million shares of our common stock and warrants to purchase common stock in exchange for 3.6 million MSV limited partnership units. In connection with these transactions, we allocated $100 million and $270 million of the excess of the purchase price to the proportionate underlying equity of MSV to identifiable intangibles (spectrum rights and intellectual property) and goodwill, respectively.

In 2006, we entered into the MSV Exchange Agreement, pursuant to which we agreed to exchange all of our interests in MSV and all of our shares of Mobile Satellite Ventures GP Inc. (“MSV GP”) for approximately 47.9 million shares of non-voting common stock of SkyTerra in one or more closings. As part of the agreement, we agreed to use our commercially reasonable efforts to distribute approximately 25.5 million SkyTerra shares to our common stockholders and approximately 4.4 million to preferred stockholders, to the extent the preferred holders convert to common stock. In September 2006, we exchanged approximately 60% of our MSV interests for approximately 29.1 million shares of SkyTerra non-voting common stock, of which 3.6 million were sold shortly thereafter. During 2007, we exchanged our remaining interests in MSV for approximately 18.9 million SkyTerra non-voting shares.

As of December 31, 2007 and 2006, our SkyTerra and MSV ownership interests were 42% and zero, respectively.

Legislative and Regulatory Developments

Overview

The operation of our proposed satellite system and our development of the nationwide ATC portion of our planned network will be regulated to varying degrees at the federal, state, provincial and local levels in both the United States and Canada. In the United States, we will be subject to the rules and regulations of the FCC. In Canada, we will be subject to the rules and regulations of Industry Canada and, to a lesser extent, the CRTC. Various legislative and regulatory proposals under consideration from time to time by the U.S. Congress, the Parliament of Canada, the FCC, Industry Canada and the CRTC have in the past materially affected and may in the future materially affect the communications industry in general, and our proposed wireless business and that of our potential customers and potential strategic partners in particular. We will operate pursuant to various licenses and authorizations or approvals in principle granted or to be granted by the FCC and Industry Canada. See “Item 1A. Risk Factors—Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.” Regulation in the communications industry is subject to change, which could adversely affect us in the future. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

MSS S-band spectrum authorizations and approvals in principle in Canada and the United States

Industry Canada approval in principle for the TerreStar-1 orbital slot and 2GHz MSS S-band Spectrum

Industry Canada granted an approval in principle to TMI Communications to construct, launch and operate a satellite at the 111.1 W.L. orbital location for the purposes of providing 2GHz MSS S-band services in Canada. On April 27, 2007, Industry Canada approved the transfer of TMI Communications’ Industry Canada approval to TerreStar Canada. On October 10, 2007, Industry Canada clarified that the authorization included the authority for TerreStar Canada to operate TerreStar-1 at the 111.0 W.L. orbital slot. The Industry Canada approval in principle allows the use of a total of 20 MHz of spectrum within the 2GHz MSS S-band. This spectrum will be in two 10 MHz blocks, one in the 2000-2020 MHz band for uplink, and the other in the 2180-2200 band for downlink, and must be harmonized with the spectrum assignments in the United States. The Industry Canada approval in principle was issued at a time when there were more than two entities authorized by the FCC to provide 2GHz MSS S-band in the United States. Therefore, our Industry Canada approval in principle currently indicates that the amount of spectrum assigned to us could be reduced from 20 MHz to 14 MHz if Industry Canada determines that it is necessary to apportion spectrum in order to license other MSS operators in Canada. We have asked Industry Canada to eliminate this particular condition of our approval in principle in order to reflect the fact that there are now only two entities that are authorized by the FCC to provide 2GHz MSS S-band services in the United States.

The Industry Canada approval in principle requires 4371585 Communications to meet three milestones: submission of final design specifications for TerreStar-1 for Industry Canada approval by June 15, 2002; signature of contract for the construction of TerreStar-1 by July 15, 2002; and placement of TerreStar-1 into its assigned orbital position in November 2008.

The first two of these milestones have already been satisfied. With respect to the third milestone, in February 2008, we were notified that Loral had revised its expected delivery date of TerreStar-1 from August 2008 to November 2008, subject to further testing to be completed by April 2008. We have confirmed with Arianespace, that it can launch TerreStar-1 during a December 2008 to February 2009 launch window. We will seek a new milestone date from Industry Canada when Loral provides us with a firm delivery schedule. There can be no assurance that any such request will be granted. Upon successful launch, the satellite will remain in its assigned orbital position until 2023-24, the expected end of the satellite’s 15-year design life.

The Industry Canada approval in principle requires us to make fair and reasonable efforts to provide mobile satellite services to all regions of Canada in accordance with the coverage contour described in TMI Communications’ original license application to Industry Canada, to provide certain public institution benefits in Canada, to provide and maintain lawful interception capabilities authorized or required by applicable law and to provide Industry Canada with periodic compliance and traffic reports.

FCC reservation of spectrum in the 2GHz MSS S-band

Operators of MSS satellites that have been licensed by countries outside the United States may invoke the FCC’s “letter of intent” procedures in order to secure authority to serve the United States. Pursuant to these procedures, TMI Communications applied for, and the FCC has granted, a letter of intent authorization for TMI Communications’ 2GHz MSS S-band satellite. In a December 2005 order, the FCC provided TMI Communications a reservation of 10 MHz of uplink spectrum and 10 MHz of downlink spectrum in the 2GHz MSS S-band. On April 27, 2007, Industry Canada approved the transfer of TMI Communications’ Industry Canada approval to TerreStar Canada and on May 10, 2007, the FCC approved the transfer of TMI Communications’ authorization to TerreStar Networks.

The December 2005 order divided all of the available 2GHz MSS S-band spectrum (40 MHz in total) between two remaining 2GHz MSS S-band licensees, TMI Communications and ICO North America. All of the other 2GHz MSS S-band authorizations had been either surrendered or cancelled by the FCC, and in the

December 2005 order the FCC rejected proposals to make recaptured 2GHz MSS S-band spectrum available to new MSS applicants or to non-MSS services. Several parties have challenged the December 2005 ruling and the cancellation of their 2GHz MSS S-band authorizations. We cannot predict the outcome of these challenges.

The FCC requires that certain milestones be satisfied in connection with the construction, launch and commencement of operation of satellites it has authorized to serve the United States. In February 2003, the FCC’s International Bureau adopted an order canceling TMI Communications’ 2GHz MSS S-band authorization due to an alleged failure to enter into a non-contingent satellite construction contract before the specified first milestone date. In June 2004, upon review of the International Bureau’s decision, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI Communications’ S-band authorization, and therefore reinstated that authorization. The FCC also modified the milestone schedule applicable to TMI Communications’ S-band authorization. TMI Communications has certified to the FCC its compliance with the second and third milestones under its MSS authorization. The remaining milestones relate to satellite launch and operation, and are in September 2008 and November 2008, respectively. In February 2008, we were notified that Loral revised its expected delivery date of TerreStar-1 from August 2008 to November 2008, subject to further testing to be completed by April 2008. We have confirmed with Arianespace, that it can launch TerreStar-1 during a December 2008 to February 2009 launch window. We will seek new milestone dates from the FCC when Loral provides us with a firm delivery schedule. There can be no assurance that any such request will be granted.

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

The FCC’s ATC orders established the following five gating criteria for 2GHz MSS S-band operations using GEO satellites, which are primarily intended to ensure that MSS spectrum continues to be used for satellite service:

•	The MSS ATC applicant must demonstrate that it can provide contiguous satellite coverage of all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

•	The MSS ATC licensee must make mobile satellite services commercially available throughout the mandatory geographic coverage area.

•	The MSS ATC licensee must offer an “integrated” service of MSS and MSS ATC.

•	This requirement can be met by the licensee making available integrated handsets that enables users to communicate both through the satellite system and through the terrestrial network.

•

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

•	The only frequencies that may be used for MSS ATC purposes are the licensee’s assigned MSS frequencies.

For each MSS band, the FCC has adopted specific technical requirements for ATC operations that are intended to prevent interference to other spectrum users. If ATC operations nevertheless cause harmful interference to other services, the ATC operator is responsible for resolving the interference. We believe that, as a practical matter, these requirements do not limit our network deployment or our ability to meet our business plan and TerreStar Networks filed an application for ATC authority, and the waiver of certain ATC technical rules, with the FCC on September 7, 2007.

Authority to operate ATC in Canada

In May 2004, Industry Canada adopted a policy allowing authorized MSS operators in the L-band, 2GHz MSS S-band and the 1.6/2.4 GHz big LEO band to provide ATC on a no-protection, non-interference basis. Industry Canada’s ATC policy contains gating criteria similar to those of the FCC and requires, among other things, that a service provider’s ATC network be operated as an integral and indefeasible part of an MSS service and that the spectrum it uses for ATC service does not constrain the growth of MSS service offerings. Industry Canada has stated that it intends to develop other technical and operational details applicable to ATC systems in the future. Industry Canada has also stated that it intends to establish license fees for ATC operators through a separate process. We expect that TerreStar Canada will submit an application to Industry Canada for ATC authority in advance of the launch of TerreStar-1.

Additional ATC-related regulatory approvals required

If and when our U.S. 2GHz MSS S-band authorization has been modified to include ATC authority, we will have blanket authority (subject to limited exception) to operate ATC base stations and ATC user terminals throughout the United States and Canada. Before we can provide ATC service on a commercial basis, the manufacturers of ATC user terminals and base stations for our network will need to obtain FCC equipment certification, and in some cases we may need to obtain local zoning approvals for base stations and certification from state public utility commissions. In Canada, similar approvals are required from Industry Canada and coordination with local authorities is required for the siting of base station antennae. Service providers in most other licensed wireless and satellite bands are subject to similar regulatory approval requirements, and we believe that we should be able to fulfill the conditions required for our regulatory approvals.

Band clearing

In the United States, our operations at the 2GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service (“BAS”) licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation (“Sprint Nextel”) is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2GHz MSS S-band licensees must relocate microwave users in the 2GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs in certain circumstances. Due to the complex nature of the overall 2GHz MSS S-band relocation and the need to work closely with Sprint Nextel on band clearing, we may not make sufficient progress in the relocation effort or meet FCC requirements for relocating existing users and the start of our MSS operations in uncleared markets may be delayed. On September 4, 2007, Sprint Nextel and certain broadcaster trade associations asked the FCC for an additional 29 months past the September 7, 2007 deadline to complete the relocation process. On March 5, 2008, the FCC granted Sprint Nextel’s request but only extended the deadline to complete the relocation process until March 5, 2009. The FCC also permitted certain testing and trials by MSS licensees in 2008 and sought comment on ways in which BAS licensees and MSS licensees could co-exist in the band after January 2009 and before the relocation process is concluded. If Sprint Nextel does not complete clearance of the 2GHz MSS S-band within a reasonable period of time and/or appropriate sharing procedures cannot be established, our ability to implement our business plan and our financial condition could be adversely impacted. In Canada, our operations at the 2GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although there are a small number of users in the 2GHz band, these users must be given a minimum of two years notice by Industry Canada to relocate unless a commercial agreement is reached under which they would move earlier. Although Industry Canada has given notice to these users that they must relocate within a two year period, if these users are not relocated in sufficient time before the launch of our services, we may not be able to offer our services in certain locations in Canada, which could impair our business plan and materially adversely affect our operations.

Orbital debris mitigation

The FCC requires satellite licensees to have plans in place for minimizing the possibility of orbital debris during the operational phase of the satellites and in connection with post-mission disposal. TMI Communications has filed an orbital debris mitigation plan with the FCC, and it will be amending the plan when we file for modification of the letter of intent authorization. The amended plan is responsive to intervening changes in the FCC’s orbital debris mitigation rules.

FCC bond requirements

The FCC requires that licensees of GEO 2GHz MSS S-band satellites and holders of letter of intent authorizations for GEO 2GHz MSS S-band satellites post a $3 million bond that will be forfeited if the FCC’s milestones are not satisfied. The amount of the bond may be reduced pro rata as each milestone is completed. The FCC did not require TMI Communications to post a bond in connection with its S-band letter of intent authorization, because the authorization was issued before the bond requirement was adopted. However, the FCC could require that a bond be posted at some point in the future which we believe would be no more than $1.2 million, as the first three FCC milestones have been met.

Adjacent band PCS operations

In September 2004, the FCC issued an order allowing PCS operation in the 1995-2000 MHz band and in September 2007, the FCC sought comment on proposed rules for the 2155-2175 MHz band, both of which may be adjacent to the 2GHz MSS S-band frequencies that are ultimately assigned to us. We have commented in these proceedings. However, the FCC may issue service rules that do not adequately protect S-band operators in the 2GHz MSS S-band, including us, from adjacent band interference.

Transfers of control—United States

The Communications Act and the FCC’s rules require us to maintain legal as well as actual control over the spectrum that the FCC authorizes us to use.

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

Foreign ownership restrictions—United States

The Communications Act limits foreign ownership of common carrier radio licenses. These limits are inapplicable to our 2GHz MSS S-band letter of intent authorization, because it is a non-common carrier authorization. The limits do apply to our application for blanket authority to operate mobile earth terminals on a common carrier basis, and our application for authority to operate ATC user terminals.

Pursuant to these limits, a common carrier radio license may not be held by: (1) a corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives; or (2) a corporation directly or indirectly controlled by another corporation if more than 25% of the controlling corporation’s capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest would be served by the refusal or revocation of such license. Similar limits apply in the case of non-corporate organizations.

With the implementation of the Basic Telecommunications Agreement, which was negotiated under the auspices of the World Trade Organization (“WTO”) the FCC presumes that indirect ownership interests in common carrier radio licensees in excess of 25% by non-U.S. citizens or entities from WTO-member countries will serve the public interest. We have notified the FCC that under our current ownership structure we may not be in compliance with the foreign ownership limits of the Communications Act, as more than 25% of TerreStar Corporation’s capital stock may be owned by non-U.S. citizens or entities and have sought a declaratory ruling that such ownership serves the public interest. There is no guarantee the FCC will grant our request and these limits could constrain our ability to seek additional equity funding from sources outside the United States.

Foreign ownership restrictions and transfers of control—Canada

TerreStar Canada must comply with certain restrictions on non-Canadian ownership that are set out in the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada). These restrictions require among other things, that: at least 80% of the voting equity of TerreStar Canada be held by Canadians; at least 80% of the Board of Directors of TerreStar Canada be resident Canadians; at least 66 2/3% of the voting equity of any parent corporation of TerreStar Canada be held by Canadians; and TerreStar Canada cannot be otherwise controlled in fact by non-Canadians.

TerreStar Canada will not be able to assign the Industry Canada approval in principle without the prior approval of Industry Canada. In addition, the prior approval of Industry Canada is required for any material change in the ownership or control of TerreStar Canada.

As of the date hereof, we believe TerreStar Canada is “Canadian owned and controlled” within the meaning of the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada). TerreStar Networks is not required to comply with the rules on non-Canadian ownership set out in this legislation because it does not operate facilities in Canada that would make it subject to these rules.

The Transfer Agreements are designed to comply with applicable U.S. and Canadian foreign ownership and transfer of control restrictions.

Other applicable U.S. regulations

Common carrier regulation

The 2GHz MSS S-band authorization is a non-common carrier authorization. As a result, after the authorization is assigned to us, we will be permitted to provide MSS services on a non-common carrier basis. To the extent that we offer telecommunications for a fee directly to the public, however, we could be subject to common carrier regulation. Our blanket mobile earth terminal license will be a common carrier authorization, and our ATC authorization will be as well. Our common carrier services will not be subject to traditional public utility rate-of-return regulation or tariff filings at the federal level, because the FCC has exercised its authority to “forbear” from applying such requirements. In offering common carrier services, we will nevertheless be required to: file various common carrier reports; pay certain FCC regulatory fees that apply to common carriers; file an application for common carrier authority to the extent we wish to provide international services; and seek FCC authority prior to discontinuing any common carrier services. We also may be subject to limited common carrier regulation at the state level, but the Communications Act preempts the states from regulating the entry of or rates charged by providers of commercial mobile services and private mobile services.

Universal service fund

As a provider of interstate telecommunications, we will be required to contribute to the FCC’s universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries and rural health care providers. Under the FCC’s current rules, we would be required to contribute to this fund a percentage of the revenues we derive from providing interstate telecommunications to end users. Currently excluded from a carrier’s universal service contribution base are end user revenues derived from the sale of “information services” and other non-telecommunications services. The FCC is currently conducting a proceeding which will reform the universal service fund contribution methodology. The FCC may not retain the exclusions described herein or its current policy regarding the scope of a carrier’s contribution base. We may also be required to contribute to state universal service programs.

Customer proprietary network information (“CPNI”)

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

Communications Assistance for Law Enforcement Act (“CALEA”)

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

Enhanced-911 (“E911”) service

MSS providers offering interconnected switched voice services are required to establish call centers for the purpose of answering subscriber 911 emergency calls, and are subject to recordkeeping and reporting requirements in connection with the call centers. The FCC is considering the extent to which it is technically feasible to require MSS providers having ATC capabilities to offer E911 functionality for their MSS services, including the ability to locate automatically the position of all transmitting user terminals. The FCC has stated that it expects these providers to take account of E911 considerations in the design stage. If the FCC adopts E911 requirements for MSS providers with ATC capabilities, it could generate added costs and affect our network architecture. We will be required to offer E911 services on our terrestrial component.

Rate integration

Under the “rate integration” provisions in Section 254(g) of the Communications Act and related FCC rules, providers of interstate telecommunications services must charge the same rates for these services in every state and in U.S. territories and possessions, including Puerto Rico and the U.S. Virgin Islands.

These requirements do not apply to our commercial mobile services, but would apply if we were to provide fixed interstate telecommunications services.

Other applicable Canadian regulations

CRTC—Regulation of telecommunications services

Companies that own or operate transmission facilities in Canada that are used to provide telecommunications services to the public for compensation are classified as “telecommunications common carriers” under the Telecommunications Act (Canada) and are subject to the regulatory authority of the CRTC. The CRTC has the discretionary power to forbear from exercising certain of its regulatory powers over Canadian carriers where it finds that a telecommunications service or class of services is, or will be, subject to competition sufficient to protect the interests of users. Some Canadian carriers, such as the existing local exchange carriers, are classified by the CRTC as “dominant” in the provision of certain services because of their market power and control over the supply of local services and certain other services. Carriers classified as “non-dominant” by the CRTC are subject to less regulation than dominant carriers and include mobile wireless providers and long distance service providers.

Canada’s universal service or “Contribution” regime

The CRTC has established a revenue-based regime for the payment of “contribution.” Contribution payments are used, in effect, to subsidize local services in high-cost areas in Canada. Under this regime, all telecommunications service providers (“TSPs”) are required to pay contribution based on a percentage established by the CRTC on an annual basis (the percentage was 1.03% for 2006 and this rate has also been applied on an interim basis for 2007) of their total “contribution-eligible revenues” for the previous year—that is, their total Canadian telecommunications service revenues, or CTSR, less certain permitted deductions. These permitted deductions include revenues generated from the sale or rental of terminal equipment, revenues from paging services and inter-carrier payments for services purchased from other TSPs. The CRTC has established a minimum revenue threshold that will trigger the obligation to pay contribution.

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

E911 service

The CRTC has not specifically addressed the provision of 911 service by MSS providers; however, the CRTC has issued an order that requires all TSPs that offer VoIP-based local telephony services to provide their customers with 911 and E911 service capabilities. In addition, MSS providers that use conventional circuit switched technology are also potentially subject to the 911 and E911 rules that have been established by the

CRTC for terrestrial wireless service providers, including the following: the requirement to provide wireless E911 service to wireless subscribers in communities where wireless E911 network access service is available from an ILEC; the requirement to provide continuous staffing of an operations center in order to promptly assist public safety personnel seeking subscriber information in emergency situations; and the requirement to provide notification to customers of any limitations in the wireless provider’s 911 service.

Lawful interception

It is a condition of the Industry Canada 2GHz MSS S-band approval in principle that 4371585 Communications provide and maintain lawful interception capabilities as authorized by law. The requirements for lawful interception capabilities are established by the Canadian federal department of Public Safety and Emergency Preparedness. The Canadian federal government has announced on several occasions that it would like to introduce legislation that would impose minimum lawful interception standards on most TSPs. Although legislation to this effect was tabled in the Parliament of Canada in November 2005, Parliament dissolved before the legislation could pass and no new legislation has been tabled since that time.

Research and Development

Our research and development efforts focus on building and developing an integrated satellite and terrestrial communications network to offer mobile satellite communication services throughout the United States and Canada.

Research and development costs represented approximately $43 million, $11 million and $2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Relations

As of December 31, 2007, we had 175 full-time employees. All employees are non-union employees and we consider our employee relations to be good.

Available Information

The Company’s website address is www.terrestarcorp.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge on its Internet website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the SEC. Also available on the Company’s website are the Company’s Corporate Governance and Ethics Guidelines, the charters of the Committees of the Board of Directors and reports filed pursuant to Section 16 of the Exchange Act of transactions in Company stock by directors and officers.

Item 1A.	Risk Factors

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

Our Primary Business is TerreStar Networks which is a Development Stage Company With No Operating Revenues.

TerreStar Networks is a development stage company and has never generated any revenues from operations. We sold our two-way terrestrial wireless data communications service in September 2006, we do not expect to generate significant revenues prior to 2009, if at all. If we obtain sufficient financing and successfully develop and construct TerreStar Networks’ network, our ability to transition to an operating company will depend on, among other things: successful execution of our business plan; market acceptance of the services we intend to offer; and attracting, training and motivating highly skilled satellite and network operations personnel, a sales force and customer service personnel. We may not be able to successfully complete the transition to an operating company or generate sufficient cash from operations to cover our expenses. If we do not become profitable, we will have difficulty obtaining funds to continue our operations.

We Are Not Cash Flow Positive, And We Will Need Additional Liquidity To Fund Our Operations And Fully Fund All Of Our Necessary Capital Expenditures.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. Even if we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet capital expenditures and other non-operating cash expenses, including but not limited to capital expenditures required to complete and launch our satellite currently under construction. We currently anticipate that our funding requirements for 2008 should be met through a combination of various sources, including cash on hand.

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

We Will Continue To Incur Significant Losses.

We will incur losses in 2008 and do not expect to generate any revenues until at least 2009, if at all. If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. These losses are due to the costs of developing and building our network and the costs of developing, selling and providing products and services.

TerreStar Networks Will Require Significant Funding to Finance the Execution of its Business Strategy, Including Funds for the Construction and Launch of our Satellites and for our Terrestrial Network Build Out.

As of December 31, 2007, we had aggregate contractual payment obligations of approximately $753 million, consisting of $186 million for satellite expenditures, $21 million for lease related expenditures and $546 million for terrestrial network related expenditures. Of this aggregate amount, approximately $341 million is due in 2008.

We expect to make substantial capital expenditures for the development of our universal chipset and handsets in 2008, and for building out our terrestrial network in 2009 and beyond. We will also require funds for selling, general and administrative expenses, working capital, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. In addition, the final payments for our satellite launch and insurance, totaling approximately $80 to $100 million are expected to be due in 2008. These payments are required in order for us to launch our TerreStar-1 satellite.

The cost of building and deploying our integrated satellite and terrestrial network and developing the universal chipset could exceed our estimates. For example, the costs for the build out of the terrestrial component of our network could be greater, perhaps significantly, than our current estimates due to changing costs of supplies, market conditions and other factors over which we have no control. The rate at which we build out the terrestrial component of our network will also depend on customer requirements.

If we require more funding than we currently anticipate, or we cannot meet our financing needs, our ability to operate our business, our financial condition and our results of operation could be adversely affected.

We May Not Obtain The Financing Needed To Develop And Construct Our Network And Meet Our Funding Obligations.

We expect to require substantial funds to finance the execution of our business strategy. In addition, subject to certain conditions and so long as the provision of such funding does not conflict with applicable Canadian regulatory requirements, TerreStar Networks will be obligated to fund any operating cash shortfalls of TerreStar Canada upon the request of TerreStar Canada. If we are required to provide such funds to TerreStar Canada, we will need to reallocate existing, or raise additional, funds. We plan to seek to raise funds in the future through various means, including by selling debt and equity securities, by obtaining loans or other credit lines, through vendor financing or strategic relationships. The type, timing and terms of financing we may select will depend upon our cash needs, the availability of alternatives, our success in securing significant customers for our network, the prevailing conditions in the financial markets and the restrictions contained in any of our outstanding debt and any future indebtedness. In addition, our ability to attract funding is based in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands have historically been volatile, and we cannot predict at what amount a future source of funding may be willing to value our spectrum and other assets. The FCC and/or Industry Canada could allocate additional spectrum, through auction, lease or other means, that could be used to compete with us, or that could decrease the perceived market value of our wireless capacity. The FCC and Industry Canada may take other action to promote the availability or more flexible use of existing satellite or terrestrial spectrum allocations. The acquisition by our competitors of rights to use additional spectrum could have a material adverse effect on the value of our spectrum authorizations, which, in turn, could adversely affect our ability to obtain necessary financing. We may not be able to obtain financing when needed, on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, then any of the following could occur:

•	construction and launch of our satellites, or other events necessary to conduct our business could be materially delayed, or the associated costs could materially increase;

•	we could default on our commitments under our satellite construction agreements or our launch agreement, or to creditors or third parties, leading to the termination of such agreements; and

•	we may not be able to deploy our network as planned, and may have to discontinue operations or seek a purchaser for our business or assets.

Any of these factors could cause us to miss required performance milestones under our FCC authorization or Industry Canada approval in principle and could result in our loss of those authorizations. See “Regulatory Risks”.

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

Funding Requirements For TerreStar Networks May Jeopardize Our Investment In, And Control Over, TerreStar Networks.

The implementation of TerreStar Networks business plan, including the construction and launch of a satellite system and the necessary terrestrial components of an ATC-based communications system, will require significant additional funding. If we do not provide such funding to TerreStar Networks, then TerreStar Networks may be forced to seek funding from third parties that may dilute our equity investment in TerreStar Networks. Such dilution, if sufficiently severe, may limit our control over TerreStar Networks.

Our Business Is Subject To A High Degree Of Government Regulation.

The communications industry is highly regulated by governmental entities and regulatory authorities, including the FCC and Industry Canada. Our business is completely dependent upon obtaining and maintaining regulatory authorizations to operate our planned integrated satellite and terrestrial network. For example, we could fail to obtain authorization from the FCC and/or Industry Canada to operate an ATC network, for which we applied to the FCC in September 2007. Failure to obtain or maintain necessary governmental approvals would impair our ability to implement our planned network and would have a material adverse effect on our financial condition. Additional important risks relating to our regulatory framework are listed below under “Regulatory Risks”.

Our Network Will Depend On The Development And Integration Of Complex And Untested Technologies.

We must integrate a number of sophisticated satellite, terrestrial and wireless technologies that typically have not been integrated in the past, and some of which are not yet fully developed, before we can offer our planned network. The technologies we must integrate include, but are not limited to:

•	satellites that have significantly larger antennas and are substantially more powerful than any satellites currently in use;

•	use of dynamic spot-beam technology to allocate signal strength among different geographic areas, including the ability to concentrate signal strength in specific geographic locations;

•	development of universal chipset architecture that is capable of being deployed into a wide range of mobile devices;

•	development of chipsets for mobile handsets and other devices that are capable of receiving satellite and ground-based signals;

•	development of integrated satellite and terrestrial-capable mobile handsets with attractive performance, functionality and price; and

•	development of ground infrastructure hardware and software capable of supporting our communication system and the demands of our customers.

As a result, unanticipated technological problems or delays relating to the development and use of our technology may prove difficult, time consuming, expensive or impossible to solve. Any of these may result in delays in implementing, or make inoperable, our infrastructure and would adversely affect our financial condition.

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

We May Be Unable To Achieve Our Business And Financial Objectives Because The Communications Industry Is Highly Competitive.

The global communications industry is highly competitive and characterized by rapid change. In seeking market acceptance for our network, we will encounter competition in many forms, including:

•	satellite services from other operators;

•	conventional and emerging terrestrial wireless services;

•	traditional wireline voice and high-speed data offerings;

•	terrestrial land-mobile and fixed services; and

•	next-generation integrated services that may be offered in the future by other networks operating in the S-band or the L-band.

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

Our Satellites Are Subject To Construction, Delivery And Launch Delays.

We depend on third parties, such as Loral and Arianespace, to build and launch our satellites. The assembly of such satellites is technically complex and subject to construction and delivery delays that could result from a variety of causes, including the failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellites. Delivery of our satellites may not be timely, which could adversely affect our ability to meet our FCC and Industry Canada required construction and launch milestones and the planned introduction of our network.

In 2005, Loral commenced construction of Terrestar-1, which was originally scheduled to be launched in November 2007. In May 2007, we were notified that Loral revised its expected delivery date of TerreStar-1 from November 2007 to August 2008, causing us to delay our expected launch of TerreStar-1 to September 2008. In February 2008, we were notified that Loral had further revised its expected delivery date of TerreStar-1 from August 2008 to November 2008, subject to further testing to be completed by April 2008. We have confirmed with Arianespace, that it can launch TerreStar-1 during a December 2008 to February 2009 launch window. Our remaining FCC and Industry Canada milestones require that our network be operational in November 2008. We will seek new milestone dates from the FCC and Industry Canada when Loral provides us with a firm delivery schedule. There can be no assurance that any such requests would be granted.

During any period of delay in construction, delivery or launch of our satellite, we would continue to have significant cash requirements that could materially increase the aggregate amount of funding we need. We may not be able to obtain additional financing on favorable terms, or at all, during periods of delay. Delays could also make it more difficult for us to secure customers and could force us to reschedule our anticipated satellite launch dates.

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

Damage To, Or Caused By, Our Satellite May Not Be Fully Covered By Insurance.

We expect to purchase launch and in-orbit insurance policies for our satellite. The price, terms and availability of insurance can fluctuate significantly due to various factors, including satellite failures and general market conditions. If certain material adverse changes in market conditions for in-orbit insurance were to make it commercially unreasonable for us to maintain in-orbit insurance, we may forego such insurance. Other adverse changes in insurance market conditions may substantially increase the premiums we will have to pay for insurance or may preclude us from fully insuring our loss. If the launch of our satellite is a total or partial failure, or our satellite is damaged in orbit, our insurance may not fully cover our losses and these failures may also cause insurers to include additional exclusions in our insurance policies when they come up for renewal. We may not be able to obtain additional financing to construct, launch and insure a replacement satellite or such financing may not be available on terms favorable to us. Also, any insurance we obtain will likely contain certain customary exclusions and material change conditions that would limit our coverage. These exclusions typically relate to losses resulting from acts of war, insurrection or military action and government confiscation, as well as lasers, directed energy beams, nuclear and anti-satellite devices and radioactive contamination. Any uninsured losses could have a material adverse effect on us.

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

We Will Depend On A Limited Number Of Suppliers And Service Providers To Design, Construct And Maintain Our Network.

We will rely on contracts with third parties to design and build our satellites, as well as the terrestrial components of our network. These include the integrated MSS and ATC systems, technology for communications between the satellite and terrestrial equipment, and the development of small, integrated MSS/ ATC handsets and other devices utilizing our universal chipset architecture that will meet FCC and Industry

Canada requirements, none of which exists today. We also intend to enter into relationships with third-party contractors in the future for equipment and maintenance and other services relating to our network. There are only a few companies capable of supplying the products and services necessary to implement and maintain our network. As a result, if any third-party contractor relationship with us is terminated, we may not be able to find a replacement in a timely manner or on terms satisfactory to us. This could lead to delays in implementing our network and interruptions in providing service to our customers, which would adversely affect our financial condition. In addition, the development and rollout of the terrestrial component of our network by these third parties may also be subject to unforeseen delays, cost overruns, regulatory changes, engineering and technological changes and other factors, some of which may be outside of our control.

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

Failure To Develop, Manufacture And Supply Handsets And Other Devices That Incorporate Our Universal Chipset Architecture In A Timely Manner, Or At All, Will Delay Or Materially Reduce Our Revenues.

We will rely on third-party manufacturers and their distributors to manufacture and distribute devices incorporating our universal chipset architecture. Such devices will have the same form, function and aesthetics as a standard wireless device, and will be able to communicate with both the terrestrial and satellite components of our planned network without requiring external hardware. These devices are not yet available, and we and third-party vendors may be unable to develop and produce them in a timely manner, or at all, to permit the introduction of our service. If we, our vendors or our manufacturers fail to develop, manufacture and supply devices incorporating our universal chipset architecture for timely commercial sale at affordable prices, the launch of our service will be delayed, our revenues will be adversely affected and our business will suffer.

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

MSV has assigned to ATC Technologies a significant intellectual property portfolio, including a significant number of patents. Pursuant to the agreement by and between ATC Technologies and us, ATC Technologies granted us a perpetual, world-wide, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain existing patents owned by ATC Technologies for the sole purpose of developing, operating, implementing, providing and maintaining S-band or MSS services with an ATC component. ATC Technologies granted back to MSV similar rights to the same intellectual property for L-band services in any geographic territory in the entire world where MSV, one of its affiliates or a joint venture or strategic alliance into which MSV has entered, is authorized to provide L-band services. In addition, ATC Technologies granted rights to MSV International, LLC (“MSVI”), a subsidiary of MSV, in and to the same intellectual property for the purpose of providing communications services anywhere in the entire world, excluding services relating to the S-band. We granted to ATC Technologies a perpetual, world-wide, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain existing patents owned or licensed by us and certain technologies licensed by us for the sole purpose of developing, operating, implementing, providing and maintaining L-band services or L-band services with an ATC component. ATC Technologies has also contractually committed to license to us, pursuant to the same terms as set forth above, certain additional patents that may be developed, acquired or otherwise owned by ATC Technologies or its affiliates (including MSV and MSVI), and we have contractually committed to license to ATC Technologies, pursuant to the same terms as set forth above, certain additional patents and technologies that may be developed, licensed, acquired or otherwise owned by us until October 1, 2016.

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

There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennae, similar to devices that may incorporate our universal chipset architecture. Lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences, including cancer, as a result of wireless phone usage. If courts or governmental agencies find that there is valid scientific evidence that the use of portable hand-held devices poses a health risk, or if consumers’ health concerns over radio frequency emissions increase for any reason, use of wireless handsets may decline. Further, government authorities might increase regulation of wireless handsets as a result of these health concerns. The actual or perceived risk of radio frequency emissions could have an adverse effect on our business, financial condition and results of operations.

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

Future Acquisitions May Be Costly And Difficult To Integrate And May Divert And Dilute Management Resources.

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that we believe complement our services, augment our market coverage or enhance our technical capabilities or that we believe may otherwise offer growth opportunities. Acquisitions and mergers involve a number of risks, including, but not limited to:

•	the time and costs associated with identifying and evaluating potential acquisition or merger partners;

•	difficulties in assimilating operations of the acquired business and implementing uniform standards, controls, procedures and policies;

•	unanticipated expenses and working capital requirements;

•	the inability to finance an acquisition on acceptable terms, or at all, and to maintain adequate capital;

•	diversion of management’s attention from daily operations;

•	loss of key employees;

•	difficulty achieving sufficient revenues and cost synergies to offset increased expenses associated with acquisitions; and

•	risks and expenses of entering new geographic markets.

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

If We Are Unable To Manage Our Growth, We May Not Be Able To Execute Our Business Plan And Achieve Profitability.

In 2006, TerreStar Networks began to experience rapid growth, growing from four employees at December 31, 2005 to 175 employees at December 31, 2007. This growth has placed, and will continue to place, substantial strain on our resources. To maintain growth at the expected level, we will require additional capital and other resources. If we do not obtain additional funding, we may not be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees, satisfactorily execute our business plan or effectively integrate businesses that we may acquire. In 2006, TerreStar Networks completed the spin-off of its wholly-owned subsidiary, TerreStar Global Ltd., or TerreStar Global. TerreStar Global intends to offer an integrated satellite and terrestrial network outside of North America. Some of our employees, including some of our executive officers, perform services for TerreStar Global, which may reduce the time they can devote to our business. Our failure to manage growth effectively could significantly impede our ability to execute our business strategy and achieve profitability.

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

We Are Involved In Ongoing Litigation, Which Could Have A Negative Impact on Us.

Certain stockholders affiliated with one of our former directors have initiated multiple lawsuits against us. In 2006, certain stockholders sought to install a slate of directors to our Board of Directors, which was not successful. If these efforts or similar efforts that might be made in the future are successful, they may result in a change of control of TerreStar Corporation, or interfere with our efforts to raise debt or equity capital which could adversely affect our liquidity and financial condition.

We May Have To Take Actions Which Are Disruptive To Our Business To Avoid Registration Under The Investment Company Act Of 1940.

Under certain circumstances we may have to take actions which are disruptive to our business if we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our equity investments, in particular our ownership interests in SkyTerra and MSV, may constitute investment securities under the Investment Company Act. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets excluding cash items and government securities, subject to certain other exclusions. Investment companies are required to register under and comply with the Investment Company Act unless an exclusion or SEC safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business. In June 2006, one of our stockholders filed a lawsuit against TerreStar Corporation, alleging, among other things, that we are an investment company. In October 2006, the U.S. Magistrate Judge heard arguments on TerreStar Corporation’s motions to dismiss the case, and thereafter recommended that the U.S. District Court dismiss the suit. The U.S. District Court adopted the Magistrate Judge’s recommendation and has dismissed these claims with prejudice.

We Do Not Expect To Pay Any Cash Dividends On Our Common Stock For The Foreseeable Future.

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any dividend by us will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, capital requirements and financial condition. In addition, pursuant to the terms of the Series A and Series B Preferred, no dividends may be declared or paid, and no funds shall be set apart for payment, on shares of TerreStar Corporation common stock, unless (i) written notice of such dividend is given to each holder of shares of Series A and Series B Preferred not less than 15 days prior to the record date for such dividend and (ii) a registration statement registering the resale of shares of common stock issuable to the holders of the Series A and Series B Preferred has been filed with the SEC and is effective on the date TerreStar Corporation declares such dividend. Also, under Delaware law, a corporation cannot declare or pay dividends on its capital stock unless it has an available surplus. Furthermore, the terms of some of our financing arrangements directly limit our ability to pay cash dividends on our common stock. The terms of any future indebtedness of our subsidiaries also may generally restrict the ability of some of our subsidiaries to distribute earnings or make other payments to us.

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

Funds Affiliated With Harbinger Capital Partners Own A Significant Percentage Of Our Voting Shares And Have A Significant Economic Interest In Several Of Our Competitors.

As of February 7, 2008, funds affiliated with Harbinger Capital Partners owned an aggregate of 41 million shares or 44.6% of our common stock as, reported on their Schedule 13 D/A filed with the SEC. Accordingly, these funds are able to significantly influence us through their ability to heavily influence the outcome of election of our directors, amendments to our certificate of incorporation and by-laws and other actions requiring the vote or consent of stockholders. There is no assurance that the interest of Harbinger will be aligned with those of our other investors, and Harbinger may make decisions that adversely impact our stockholders. In addition to Harbinger’s ownership interest in us, Harbinger also reports significant ownership interest in SkyTerra and Inmarsat.

We May Not Be Able To Finance Or Satisfy Our Obligations Relating To A Change Of Control Under The Documents Governing Our Existing and Future Issued Securities.

Under our documents governing our outstanding debt and other securities, we may be required to offer to repurchase or otherwise redeem securities upon a change of control triggering event. Our financial resources are limited and we may not have the ability to repay all of these obligations that would become payable upon such a change of control. Our failure to repurchase our outstanding securities upon a change of control would cause a default under our existing governing documents and would materially adversely impact our financial condition and operations.

Failure to Achieve and Maintain Effective Internal Control Over Financial Reporting in Accordance With Rules of the Securities and Exchange Commission Promulgated Under Section 404 of the Sarbanes-Oxley Act.

We identified a material weakness in our internal control over financial reporting, as described in Item 9A, Controls and Procedures. This weakness could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weakness is not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

Although we believe that we have taken steps to remediate this material weakness we cannot assure you that this remediation will be successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified.

Regulatory Risks

We Could Lose Our FCC Authorization And Industry Canada Approval In Principle And Be Subject To Fines Or Other Penalties.

We must meet significant construction and implementation milestones and comply with complex and changing FCC and Industry Canada rules and regulations to maintain our authorizations to use our assigned spectrum and orbital slot. The remaining milestones in the United States are a successful satellite launch by September 2008, and certification that the system is operational by November 2008. The remaining milestone in Canada is successfully placing the satellite into its assigned orbital position by November 2008. We will seek new milestone dates from the FCC and Industry Canada when Loral provides us with a firm delivery schedule for TerreStar-1. There can be no assurance that any such requests would be granted. Once the system is operational, we will be required to maintain satellite coverage of all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and all regions of Canada that are within the coverage contour described in our Industry Canada approval in principle and, to the extent that we have been granted ATC authority, to provide an integrated MSS service offering in all locations where our ATC is made available. We may not meet these milestones, satisfy these service requirements or comply with other applicable rules and regulations. Non-compliance with these or other conditions, including other FCC or Industry Canada gating or ongoing service criteria, could result in fines, additional conditions, revocation of the authorizations, or other adverse FCC or Industry Canada actions. The loss of our spectrum authorizations would prevent us from implementing our business plan and have a material adverse effect on our financial condition and the amount and value of the collateral pledged to support the TerreStar Notes and the Exchangeable Notes.

If We Fail To Secure Or Maintain Certain Regulatory Approvals, We Will Default Under Our Credit Agreement.

Our Credit Agreement contains certain events of default that can be triggered upon our failure to secure or maintain certain regulatory approvals, including the following (in each case subject to certain exceptions):

•	a denial, revocation, cancellation or relinquishment of any material license held by TerreStar Networks, TerreStar Canada or a guarantor to operate satellite component or ATC facilities;

•

TerreStar Networks’ failure to secure the FCC ATC authorization within six months following TerreStar Networks’ certification to the FCC that the TerreStar-1 satellite system is operational and that it has satisfied the final FCC milestone conditioning the FCC MSS S-Band Spectrum reservation held by TerreStar Networks;

•

failure to satisfy the FCC’s implementation milestone to launch TerreStar-1 on or prior to September 30, 2008, the FCC’s implementation milestone to certify that the satellite system is operational on or prior to November 30, 2008, or Industry Canada’s implementation milestone to place TerreStar-1 into its assigned orbital position on or prior to November 30, 2008, or failure to satisfy any extended deadline issued by the applicable governmental authority of the these implementation milestones; and

•	failure to obtain shareholder approval of each of the EchoStar and Harbinger spectrum contribution transactions on or prior to July 23, 2008.

If any of these events of default under our Credit Agreement occurs and is continuing, our lenders can terminate their commitments and declare the amounts outstanding under the credit agreement immediately due and payable. In addition, the acceleration of our repayment obligation under the Credit Agreement would constitute an event of default under cross-default provisions in the indenture governing our Exchangeable Notes and the TerreStar Notes, in each case permitting the trustee or holders thereunder to accelerate the notes and declare them immediately due and payable.

We Have Not Yet Applied For, And May Not Receive, Certain Regulatory Approvals That Are Necessary To Our Business Plan.

We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, we have applied for and have not yet been granted authorization to provide ATC in the United States and have not been granted waivers we requested from the FCC of certain ATC technical rules, which would allow us to use commercially standard equipment in our ATC base stations. TerreStar Canada has not yet made such an application with Industry Canada. We cannot be granted ATC authorization until we can show that we will comply in the near future with the FCC’s and Industry Canada’s ATC gating criteria, which we may not be able to satisfy. Further, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada. In addition, our future customers, or our business strategy, may require us to launch additional satellites, including TerreStar-2, in order to increase redundancy and decrease the risk of having only one satellite in orbit. In order to do so, we must obtain regulatory approval for one or more additional orbital slots, or permission from Industry Canada to launch additional satellites into our orbital slot for TerreStar-1, and may need a waiver of the FCC requirement for a ground spare satellite.

Either Industry Canada or the FCC may refuse to grant these and other necessary regulatory approvals in the future, or they may impose conditions on these approvals that we are unable to satisfy. Failure to obtain or retain any necessary regulatory approvals would impair our ability to execute our business plan, and would materially adversely affect our financial condition.

The Industry Canada Approval In Principle To Construct And Operate A Satellite In A Canadian Orbital Slot Is Held, And Upon The Launch Thereof Will Be Held, By A Canadian Entity Over Which We Do Not Have Control.

The Industry Canada approval in principle to construct and operate a 2GHz MSS S-band satellite in a Canadian orbital position is currently held by TerreStar Canada, an entity that we do not control. Upon the launch of TerreStar-1, we expect that TerreStar-1 will be transferred to TerreStar Canada. Under the Radiocommunication Act (Canada) and the Telecommunications Act (Canada), and the regulations promulgated thereunder, TerreStar Networks may only own a 20% voting equity interest in TerreStar Canada, along with a 33 1/3% voting equity interest in TerreStar Canada Holdings, which is TerreStar Canada’s parent and 80% voting equity owner. 4371585 Communications, a Canadian-owned and controlled third party, owns a 66 2/3% voting interest in TerreStar Canada Holdings. The rules and regulations further provide that the business and operations of TerreStar Canada cannot otherwise be controlled in fact by non-Canadians.

Under the relevant transfer agreements, 4371585 Communications owns 66 2/3% of the shares of, and has the power to elect three out of the five members of the Board of Directors of, TerreStar Canada Holdings, and TerreStar Canada Holdings owns 80% of the shares of, and has the power to elect four out of the five members of the Board of Directors of, TerreStar Canada. TerreStar Networks will have certain contractual rights with respect to the business and operations of, and certain negative protections as a minority shareholder of, both TerreStar Canada and TerreStar Canada Holdings. With certain exceptions, TerreStar Networks has no ability to control the business or operations of TerreStar Canada, which holds the Industry Canada approval in principle and will own TerreStar-1. TerreStar Networks does not have negative approval rights with respect to appointment or termination of senior officers or creation of budgets for TerreStar Canada or TerreStar Canada Holdings.

FCC And Industry Canada Decisions Affecting The Amount Of 2GHz MSS S-band Spectrum Assigned To Us Are Subject To Reconsideration And Review.

In December 2005, the FCC provided TMI Communications with a reservation of 10 MHz of uplink MSS spectrum and 10 MHz of downlink MSS spectrum in the 2GHz MSS S-band. TMI Communications has assigned that authorization to us and on May 10, 2007 the FCC has modified the reservation to reflect that change. Two parties have challenged the December 2005 ruling, and one party has also challenged a separate decision by the FCC to cancel its former 2GHz MSS S-band authorization. If these challenges succeed, the amount of 2GHz MSS S-band spectrum that is available to us may be reduced to a level that is insufficient for us to implement our business plan. Furthermore, in Canada, our spectrum could be reduced from 20 MHz to 14 MHz if Industry Canada determines that it is necessary to reapportion spectrum in order to license other MSS operators in Canada. Any reduction in the spectrum we are authorized to use could impair our business plan and materially adversely affect our financial condition.

Our Use Of The 2GHz MSS S-band Is Subject To Successful Relocation Of Existing Users.

In the United States, our operations at the 2GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service, or BAS, licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation (“Sprint Nextel”) is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2GHz MSS S-band licensees must relocate microwave users in the 2GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs. Due to the complex nature of the overall 2GHz MSS S-band relocation and the need to work closely with Sprint Nextel on band clearing, we may not make sufficient progress in the relocation effort or meet FCC requirements for relocating existing users and the start of our MSS operations in uncleared markets may be delayed. On September 4, 2007, Sprint Nextel and certain broadcaster trade associations asked the FCC for an additional 29 months past the September 7, 2007 deadline to complete the relocation process. On March 5, 2008, the FCC granted Sprint Nextel’s request but only extended the deadline to complete the relocation process until March 5, 2009. The FCC also permitted certain testing and trials by MSS licensees in 2008 and sought comment on ways in which BAS licensees and MSS licensees could co-exist in the band after January 2009 and before the relocation process is concluded. If Sprint Nextel does not complete clearance of the 2GHz MSS S-band within a reasonable period of time and/or appropriate sharing procedures cannot be established, our ability to implement our business plan, and our financial condition could be adversely impacted. In Canada, our operations at the 2GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although there are a small number of users in the 2GHz band, these users must be given a minimum of two years notice by Industry Canada to relocate unless a commercial agreement is reached under which they would move earlier. Although Industry Canada has given notice to these users that they must relocate within a two year period, if these users are not relocated in sufficient time before the launch of our services, we may not be able to offer our services in certain locations in Canada, which could impair our business plan and materially adversely affect our operations.

Our Service May Cause Or Be Subject To Interference.

We will be required to provide our ATC service without causing harmful interference. In addition, we must accept some interference from certain other spectrum users. For example, the FCC may adopt rules for an adjacent band that do not adequately protect us against interference. In September 2004, the FCC issued an order allowing PCS operation in the 1995-2000 MHz, and in September 2007, the FCC sought comment on proposed rules for the 2155-2175 MHz band, both of which may be adjacent to the 2GHz MSS S-band frequencies ultimately assigned to us. If the rules that the FCC adopts for the 1995-2000 MHz and 2155-2175 MHz bands do not adequately protect us against adjacent band interference, our reputation and our ability to compete effectively could be adversely affected. Requirements that we limit the interference we cause, or that we accept certain levels of interference, may hinder satellite operations within our system and may, in certain cases, subject our users to degradation in service quality, which may adversely affect our reputation and financial condition.

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

Technical Challenges Or Regulatory Requirements May Limit The Attractiveness Of Our Spectrum For Providing Mobile Services.

We believe our 2GHz MSS S-band spectrum with ATC capability must be at least functionally equivalent to the PCS/cellular spectrum in order to be attractive to parties with which we may enter into strategic relationships. The FCC and Industry Canada require us to make satellite service available throughout the United States and Canada. This requirement may limit the availability of some of our spectrum for terrestrial service in some markets at some times. If we are not able to develop technology that allows the entities with which we enter into strategic relationships to use our spectrum in a manner comparable to PCS/cellular operators, we may not be successful in entering into strategic arrangements with these parties.

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

Export Control And Embargo Laws May Preclude Us From Obtaining Necessary Satellites, Parts Or Data Or Providing Certain Services In The Future.

We must comply with U.S. export control laws in connection with any information, products, or materials that we provide to non-U.S. persons relating to satellites, associated equipment and data and with the provision of related services. These requirements may make it necessary for us to obtain export or re-export authorizations from the U.S. government in connection with any dealings we have with 4371585 Communications, TerreStar Canada, TerreStar Canada Holdings, non-U.S. satellite manufacturing firms, launch services providers, insurers, customers and employees. We may not be able to obtain and maintain the necessary authorizations, which could adversely affect our ability to:

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

FCC And Industry Canada Regulations And Approval Processes Could Delay Or Impede A Transfer Of Control Of TerreStar Corporation

Any investment that could result in a transfer of control of TerreStar Corporation could be subject to prior FCC approval and in some cases could involve a lengthy FCC review period prior to its consummation. The prior approval of Industry Canada is also required before any material change in the ownership or control of TerreStar Canada can take effect. We may not be able to obtain any such FCC or Industry Canada approvals on a timely basis, if at all, and the FCC or Industry Canada may impose new or additional license conditions as part of any review of such a request. If we are unable to implement our business plan and generate revenue to meet our financial commitments, including under the Credit Agreement, the TerreStar Notes issued by TerreStar Networks in February 2007 and February 2008 and the Exchangeable Notes issued by TerreStar Networks in February 2008, these regulations could impede or prevent a transfer of control or sale of our company to a third party with greater financial resources.

Rules Relating To Canadian Ownership And Control Of TerreStar Canada Are Subject To Interpretation And Change.

TerreStar Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to the these acts. Future determinations by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or

CRTC, or events beyond our control, may result in TerreStar Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of TerreStar Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada approval in principle could be jeopardized and our business could be materially adversely affected.

Item 1B.	Unresolved Staff Comments

On June 14, 2007, in connection with the SEC’s periodic review of our reports filed with the SEC, we received a comment letter from the Staff of the SEC (the “Staff”) with respect to our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the period ended March 31, 2007. The Staff’s comments relate to questions regarding the accounting treatment resulting from our historical accounting associated with the Exchange Agreement (the “MSV Exchange Agreement”) with SkyTerra that was entered into on May 6, 2006 and consummated on September 25, 2006. We have cooperated fully with the Staff in connection with their review in order to resolve all outstanding comments. There has been additional analysis, correspondence and conference calls between us and the Staff related to the comment letter through the mid-February 2008 time period.

As disclosed in our Current Report on Form 8-K filed February 21, 2008, on February 20, 2008 we and our Audit Committee concluded that our consolidated financial statements for the year ended December 31, 2006 and the quarters ended September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, needed to be restated for the correction of errors resulting from our historical accounting associated with the MSV Exchange Agreement. The restated financial statements for this period are included in Part II, Item 8 of this Form 10-K.

Please see Note 3 to our Consolidated Financial Statements under Part IV, Item 8 as well as the information under the heading “Restatement to Previously Issued Financial Statements” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K for an explanation of the restated accounting associated with the Exchange Agreement with SkyTerra. We have been advised by the Staff that their final position on the preferred accounting for this transaction is pending their review of this Form 10-K. We believe that the accounting for this transaction, as restated, is in conformity with accounting principles generally accepted in the U.S. We expect that the remaining comments of the Staff will be resolved once the Staff has reviewed the restatement information and disclosures in this Form 10-K.

Item 2.	Properties

We lease office space under non-cancelable operating leases expiring through 2012.

Our corporate headquarters is located in Reston, Virginia. We lease approximately 45,000 square feet of office space for which the lease terms expire in March 2009 and November 2011. Additionally, we lease approximately 1,066 square feet of office space in Washington, District of Columbia for which the lease term expires in 2008 and includes a one year renewal option. We lease our network operations center and engineering laboratory facility located in Richardson Park, Texas, totaling approximately 31,031 square feet under a lease term that expires in 2012 and includes two five-year renewal options. In addition, we lease our network testing facility located in Salt Lake City, Utah, totaling approximately 7,000 square feet of office and warehouse space under a lease term that expires in 2012. We also lease approximately 67,000 square feet of office space in Lincolnshire, IL, our former corporate headquarters, for which the lease term expires in 2010. We currently sublease approximately 18,000 square feet of office space in Lincolnshire for which the sublease terms expire in 2008 and 2010. For the years ended December 31, 2007, 2006 and 2005, the income related to the sublease agreements represented $0.2 million, zero, and zero respectively. Approximately 49,000 square feet of office space in Lincolnshire is currently underutilized capacity. We plan to sublease the underutilized space in the future as demand develops.

We believe that all of the facilities we operate are well maintained and adequate for the purpose for which they are intended. It is not certain whether we will negotiate new leases as existing leases expire. We also believe that we will be able to renew leases as they expire or secure alternate suitable space.

Item 3.	Legal Proceedings

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero (the “Dondero Affiliates”), a former director of the Company, filed a lawsuit in the District Court in Dallas County, Texas, (the “Rescission Litigation”), against us challenging the validity of the Series A Preferred Stock on the basis of the confusion regarding the voting rights of the Series A Preferred Stock and seeking rescission of their purchase of shares of Series A Preferred Stock. These entities acquired 90,000 shares of Series A Preferred Stock for a purchase price of $90 million in the April 2005 private placement. Later, the Dondero Affiliates amended their suit to assert other grounds for rescission and damages. On November 30, 2007, the court granted TerreStar Corporation’s motion for summary judgment and dismissed the suit.

The Dondero Affiliates have appealed the dismissal. The Company intends to vigorously contest the Dondero Affiliates’ effort to reinstate the Rescission Litigation through the appeal process.

Also on August 16, 2005, Highland Legacy Limited—another affiliate of Mr. Dondero—filed suit in the Delaware Court of Chancery against many of the Company’s directors and officers as well as certain third parties. This lawsuit was filed as a derivative action, ostensibly on behalf of the Company. This suit was dismissed by the Court of Chancery on March 17, 2006. Highland Legacy did not appeal and the judgment of dismissal is accordingly final.

On October 7, 2005, the Dondero Affiliates who filed the Rescission Litigation filed suit in the Delaware Court of Chancery to enjoin an exchange offer by virtue of which TerreStar Corporation was to exchange TerreStar Corporation’s outstanding Series A Preferred Stock for a new class of Series B Preferred Stock. While this lawsuit remains outstanding, the exchange offer was completed and the Highland plaintiffs have not set their request for injunction for hearing. There has been no activity in this case since late 2005.

On October 19, 2005, the Company filed two lawsuits against James D. Dondero, one in the United States District Court for the Northern Division of Texas and one in the District Court of Dallas County, Texas. The petition filed in state court alleges that Mr. Dondero has seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. In the suit filed in Federal court—in which the Highland affiliates which were members of Mr. Dondero’s proxy fight group were also named as defendants—the Company alleges the filing of false and misleading Forms 13D in violation of the federal securities laws. The suit filed in Federal court was dismissed after the United States District Court ruled that the Company’s complaint was subject to a heightened pleading standard under the Private Securities Litigation Reform Act. The Company, which disagrees with the ruling, elected not to replead, but rather to appeal the dismissal. The Company’s appeal is set for oral argument during the week of March 31, 2008. Thereafter, the state court entered summary judgment dismissing the fiduciary suit on the ground that the United States District Court’s dismissal of the federal securities lawsuit had a res judicata effect precluding the continued prosecution of state law breach-of-fiduciary-duty claims. The Company disagrees with the judgment and has appealed. The Company’s appeal was argued to a panel of the Dallas Court of Appeals on February 12, 2008, and the parties are awaiting the decision of the Court of Appeals.

On April 24, 2006, Highland Select Equity Fund—another of Mr. Dondero’s Highland affiliates—filed suit in the Delaware Court of Chancery against TerreStar Corporation, attempting to compel the production of books and records by TerreStar Corporation pursuant to Section 220 of the Delaware General Corporation Law. In July 2006, after trial, the Court of Chancery entered judgment on behalf of TerreStar Corporation, dismissing the suit and awarding costs to TerreStar Corporation The Plaintiff appealed to the Delaware Supreme Court. After oral argument, a remand to the Court of Chancery for clarification of certain aspects of its opinion, and the Court of Chancery’s issuance of a Report in response to the request from the Supreme Court, the judgment of the Court of Chancery was affirmed.

On June 19, 2006, the same four of Mr. Dondero’s Highland affiliates who filed the Rescission Litigation filed suit in Texas state court seeking to rescind TerreStar Corporation’s agreement with SkyTerra Communications, Inc. to exchange shares of MSV, to enjoin the closing of the associated transaction, and to rescind TerreStar Corporation’s consulting agreement with Communications Technology & Advisors (“CTA”). TerreStar Corporation and CTA removed the case to federal court and moved for dismissal. After oral argument on such motions, the United States Magistrate Judge recommended that the United States District Court dismiss the suit. On January 24, 2007, the United States District Court accepted the Magistrate Judge’s recommendation and dismissed Highland’s suit. Highland has not appealed, and the judgment of dismissal accordingly is now final.

On February 1, 2008, the same four of Mr. Dondero’s Highland affiliates who filed the Rescission Litigation filed suit against TerreStar Corporation in the Commercial Division of the Supreme Court of the State of New York. In this most recent suit, the Dondero Affiliates contend that the September 2005 exchange offer by virtue of which TerreStar Corporation exchanged its outstanding Series A Preferred Stock for a new class of Series B Preferred Stock triggered a right of redemption for their Series A Preferred Stock under the provisions of the Certificate of Designators relating to the Series A Preferred Stock. We intend to vigorously defend this action.

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

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	A special meeting of the stockholders of TerreStar Corporation was held October 24, 2007.

(b)	The following matters were voted upon at such meeting:

Item	Votes For	Votes Against	Abstain	Broker Non-Votes
Approval to amend the 2006 TerreStar Corporation Equity Incentive Plan	53,109,531	1,580,298	12,306	—

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The NASDAQ Global Market is the principal market on which our common stock is traded. Our common stock started trading on the NASDAQ Global Market on June 20, 2007 under the trading symbol “MNCP”. As a result of the Company’s name change from Motient Corporation to TerreStar Corporation, our new trading symbol is “TSTR” on the NASDAQ Global Market. Prior to June 20, 2007 our common stock traded on the Pink Sheets under the trading symbol “MNCP”.

The tables below set forth the high and low bid prices of our common stock in 2007 and 2006 based on the closing prices each day. The first quarter in 2007 and the second quarter through June 19, 2007 represent the high and low sales prices of our common stock as reported on the Pink Sheets. The remaining days in the second quarter of 2007, and the third and fourth quarters in 2007 represent the high and low sales prices of our common stock as reported by NASDAQ. For each quarterly period in 2006, the high and low sales prices represent the intra-day prices on the Pink Sheets. The 2006 Pink Sheets quotations represent inter-dealer quotations, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2007	High	Low
First Quarter	$9.70	$7.65
Second Quarter	$13.99	$7.79
Third Quarter	$12.50	$8.28
Fourth Quarter	$9.45	$6.53

2006	High	Low
First Quarter	$23.63	$18.56
Second Quarter	$19.75	$13.40
Third Quarter	$16.02	$11.90
Fourth Quarter	$11.86	$9.80

Number of Shareholders of Record

As of March 12, 2008, there were approximately 162 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. The payment of any dividend by us, other than dividends on our Series A and Series B Preferred Stock will be at the discretion of our Board and will depend on, among other things, our earnings, capital requirements and financial condition. In addition, pursuant to the terms of our Series A and Series B Preferred Stock, no dividends may be declared or paid, and no funds shall be set apart for payment, on shares of TerreStar Corporation common stock, unless (i) written notice of such dividend is given to each holder of shares of Series A and Series B Preferred not less than 15 days prior to the record date for such dividend and (ii) a registration statement registering the resale of shares of common stock issuable to the holders of the Series A and Series B Preferred Stock has been filed with the SEC and is effective on the date TerreStar Corporation declares such dividend. Furthermore, the terms of some of our financing arrangements directly limit our ability to pay cash dividends on our common stock. The terms of any future indebtedness of our subsidiaries also may generally restrict the ability of some of our subsidiaries to distribute earnings or make other payments to us.

We are obligated to pay dividends, to the extent we are legally able to do so on our Series A and Series B Preferred Stock. From April 15, 2005 to April 15, 2007, we were required to pay cash dividends at a rate of 5.25% per annum (the “Cash Rate”) on our shares of Series A and Series B Preferred Stock. We were required to place the aggregate amount of these cash dividends, approximately $43 million, in an escrow account. On April 15, 2007, we paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007 are due bi-annually in April and October, payable at our option in cash (at a 5.25% annual interest rate) or in our common stock (at a 6.25% annual interest rate) through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to our ongoing litigation with certain investors. We anticipate paying the Series A dividend in cash and the Series B in common stock until such time that the Series A litigation is resolved and we satisfy the conditions required to pay the Series A dividend in common stock.

Under the MSV Exchange Agreement, we agreed to exchange all of our shares of common stock of MSV GP and all of our limited partnership interests of MSV for approximately 44.3 million shares of non-voting common stock of SkyTerra in one or more closings. As part of the exchange, we agreed to use our commercially reasonable efforts to distribute 25.5 million SkyTerra shares to our common stockholders. To date, we have been unable to distribute these shares to our stockholders because of questions surrounding our Series A Preferred Stock. Until such time as the Series A Preferred Stock is no longer outstanding or questions regarding the Series A Preferred Stock have been resolved, we are unable to pay this dividend. After discussions with our Audit Committee, external auditors and the staff of the SEC, we determined that we should have recorded a liability for this dividend and shall continue to record this liability until such time as we are able to distribute these shares to our common stockholders. The error correction resulted in a decrease to additional paid in capital and a corresponding increase to establish the dividend liability at September 30, 2006. Subsequent to this change, we analyzed the value of the SkyTerra shares on a quarterly basis as prescribed under APB 18 to determine if an other than temporary impairment on the cost basis of the shares had occurred. To the extent that we recognized an impairment charge relative to the shares reserved for the dividend liability, we adjusted the dividend liability accordingly.

This matter is more fully described in Note 3, “Restatement to Previously Issued Financial Statements”.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2007, we did not repurchase any shares of our common stock.

Stock Performance Graph

	12/02	12/03	12/04	12/05	12/06	12/07
TerreStar Corp	100.00	136.67	822.71	734.82	348.07	254.90
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Telecommunications	100.00	188.21	199.04	192.18	244.38	253.12

Item 6.	Selected Financial Data

In 2005, TerreStar Corporation became the majority owner of TerreStar Networks. TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. In late 2006, TerreStar Networks spun-off its wholly-owned subsidiary, TerreStar Global to TerreStar Networks stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. TerreStar Networks and TerreStar Global financial results are included in our consolidated financial statements subsequent to the changes noted above. Thus, the 2006 and 2005 data presented below is not comparable to that of the prior periods. The information contained in the table below is derived from our audited financial statements. We sold our two-way terrestrial wireless data communications business in September 2006 which is shown as discontinued operations in 2006 and for all periods prior to 2006.

Item 7 describes the restatement to previously issued financial statements. The restatement corrected certain errors and resulted in changes to previously reported amounts for 2006.

	For the years ended December 31,
	2007	2006 Restated	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Results of Operations:
Revenues	$—	$—	$—	$—	$—
Operating loss from continuing operations	$(182,713)	$(106,507)	$(35,201)	$(9,798)	$(5,233)
Equity in losses of MSV	$(7,338)	$(30,079)	$(25,059)	$(11,897)	$(9,883)
Minority interests in losses of TerreStar Networks	$23,262	$20,655	$3,263	$—	$—

Loss from continuing operations before income taxes	$(241,389)	$(98,677)	$(49,415)	$(37,203)	$(20,709)

Income tax benefit (expense)	$2,248	$(4,535)	$—	$—	$—

Net loss from continuing operations	$(239,141)	$(103,212)	$(49,415)	$(37,203)	$(20,709)

Loss from discontinued operations	$—	$(30,422)	$(89,866)	$(35,126)	$(41,413)

Net loss	$(239,141)	$(133,634)	$(139,281)	$(72,329)	$(62,122)

Dividends on Series A and B Cumulative Convertible Preferred Stock	$(23,232)	$(23,627)	$(16,717)	$—	$—
Accretion of issuance costs associated with Series A and Series B	$(4,542)	$(4,029)	$(2,409)	$—	$—

Net loss available to Common Stockholders	$(266,915)	$(161,290)	$(158,407)	$(72,329)	$(62,122)
Basic and Diluted Loss Per Share—Continuing Operations	$(3.22)	$(2.01)	$(1.10)	$(1.14)	$(0.82)
Basic and Diluted Loss Per Share—Discontinued Operations	$—	$(0.47)	$(1.45)	$(1.07)	$(1.65)
Basic and Diluted Loss Per Share	$(3.22)	$(2.48)	$(2.55)	$(2.21)	$(2.47)
Basic and Diluted weighted-average common shares outstanding	83,016	64,966	62,072	32,771	25,145

Consolidated Financial Position:
Cash and cash equivalents	$89,134	$171,665	$179,524	$16,945	$3,618
Property and equipment, net	$571,151	$259,169	$70,986	$17,261	$31,381
Total assets	$1,243,223	$1,092,429	$967,191	$248,080	$157,028
Long-term liabilities	$753,254	$257,539	$—	$675	$33,189
Series A and B cumulative convertible preferred stock	$408,500	$408,500	$408,500	$—	$—
Shareholders' equity	$16,717	$118,326	$408,541	$234,731	$92,807

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Note Regarding Forward-Looking Information” and “Risk Factors” herein for a discussion of the uncertainties, risks and assumptions associated with these statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand TerreStar Corporation, formerly Motient Corporation. It is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the financial statements contained in this annual report.

Restatement to Previously Issued Financial Statements

As previously announced on February 20, 2008, TerreStar Corporation and its Audit Committee concluded that our consolidated financial statements for the year ended December 31, 2006 and the quarters ended September 30, 2006, March 31, 2007, June 30, 2007, and September 30, 2007, would be restated for the correction of errors resulting from its historical accounting associated with the Exchange Agreement (the “MSV Exchange Agreement”) with SkyTerra Communications, Inc. (“SkyTerra”) which was entered in on May 6, 2006 and consummated on September 25, 2006. Details surrounding the nature of the corrections are as follows:

Under the MSV Exchange Agreement, we agreed to exchange all of our shares of common stock of Mobile Satellite Ventures GP Inc. (“MSV GP”) and all of our limited partnership interests of Mobile Satellite Ventures LP (“MSV”) for approximately 44.3 million shares of non-voting common stock of SkyTerra in one or more closings. As part of the exchange, we agreed to use our commercially reasonable efforts to distribute approximately 25.5 million SkyTerra shares to our common stockholders. To date, we have been unable to distribute these shares to our stockholders because of questions surrounding our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). Until such time as the Series A Preferred Stock is no longer outstanding or questions regarding the Series A Preferred Stock have been resolved, we are unable to pay this dividend. After discussions with our Audit Committee, external auditors and the staff of the SEC, we determined that we should have recorded a liability for this dividend and shall continue to record this liability until such time as we are able to distribute these shares to our common stockholders. The error correction resulted in a decrease to additional paid in capital and a corresponding increase to establish the dividend liability at September 30, 2006. Subsequent to this change, we analyzed the value of the SkyTerra shares on a quarterly basis as prescribed under APB 18 to determine if an other than temporary impairment on the cost basis of the shares had occurred. To the extent that we recognized an impairment charge relative to the shares reserved for the dividend liability, we adjusted the dividend liability accordingly.

We also determined, and the Audit Committee approved, that we should have used the historical cost basis of our interests in MSV and MSV GP immediately preceding the exchange to record our investment in SkyTerra as of September 30, 2006. Our historical accounting recognized a gain on the exchange which was subsequently written down to below our cost basis as a result of other than temporary impairment charges associated with this investment. The error correction resulted in a decrease to our investment in SkyTerra and a reversal of the gain recorded on the exchange of MSV interests for SkyTerra shares in the quarter ended September 30, 2006. In addition, our investment in SkyTerra was originally accounted for in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and is now accounted for under the cost method as prescribed by APB 18, The Equity Method of Accounting for Investments in Common Stock. The impact of this change in accounting resulted in the reversal of several “mark to market” adjustments recorded in other comprehensive income (loss) for certain of the periods restated. In addition, in the original exchange transaction approximately $9 million of deal costs were reported as a reduction of the gain in our Statement of Operations as of September 30, 2006. As we have now determined that the gain was recorded in error, the $9 million deal costs are reflected in general and administrative expenses as a period cost. During the fourth quarter of 2006, we concluded that we were improperly reducing our basis in our investment of MSV by our proportional share of stock compensation expense, which was recorded in our line item Equity in losses of MSV. This adjustment was not material and was reflected in our Investment in MSV balance at December 31, 2006. We made this adjustment in the quarter ended September 30, 2006 to properly reflect our Investment in MSV and dividend liability as a result of the MSV Exchange Agreement.

Subsequent to our previous announcement dated February 20, 2008, we identified an error in our previously issued financial statements related to the calculation of the stock-based compensation expense during the quarter ended June 30, 2007 related to the one-time May 23, 2007 stock option exchange transaction between TerreStar Corporation and TerreStar Networks, in which we overstated expense by $8 million.

The following table presents the effect of the restatement adjustments upon our previously reported Consolidated Statement of Operations (in thousands, except per share amounts):

	For the Year Ended December 31, 2006
	As Reported	Adjustments	Restated
Operating Expenses
General and administrative	$75,395	$8,858	$84,253
Research and development	10,549	—	10,549
Depreciation and amortization	6,796	—	6,796
Loss on impairment of intangibles	4,909	—	4,909

Total operating expenses	97,649	8,858	106,507

Operating loss from continuing operations	(97,649)	(8,858)	(106,507)

Interest expense	(2,608)	—	(2,608)
Interest and other income	7,948	—	7,948
Equity in losses of MSV	(30,079)	—	(30,079)
Minority interests in losses of TerreStar Networks	20,655	—	20,655
Minority interests in losses of TerreStar Global	654	—	654
Gain on investments	41,422	(30,162)	11,260
Decrease in dividend liability	—	—	—
Other than temporary impairment-SkyTerra	—	—	—

Loss from continuing operations before income taxes	(59,657)	(39,020)	(98,677)

Income tax benefit (expense)	(4,535)	—	(4,535)

Net loss from continuing operations	(64,192)	(39,020)	(103,212)
Loss from discontinued operations	(30,422)	—	(30,422)

Net loss	(94,614)	(39,020)	(133,634)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(23,627)	—	(23,627)
Accretion of issuance costs associated with Series A and Series B	(4,029)	—	(4,029)

Net loss available to Common Stockholders	$(122,270)	$(39,020)	$(161,290)

Basic & Diluted Loss Per Share—Continuing Operations	$(1.41)	$(0.60)	$(2.01)

Basic & Diluted Loss Per Share—Discontinued Operations	$(0.47)	$—	$(0.47)

Basic & Diluted Loss Per Share	$(1.88)	$(0.60)	$(2.48)

Basic & Diluted Weighted-Average Common Shares Outstanding	64,966	—	64,966

The following table presents the effect of the restatement adjustments upon our previously reported Consolidated Balance Sheet (in thousands):

	December 31, 2006
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,665	$—	$171,665
Cash committed for satellite construction costs	24,486	—	24,486
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	10,723	—	10,723
Restricted cash for Senior Secured Notes	13,087	—	13,087
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,255	—	4,255
Deferred issuance costs associated with Senior Secured Notes	5,708	—	5,708
Assets held for sale	367	—	367
Other current assets	2,602	—	2,602

Total current assets	232,893	—	232,893
Restricted investments	6,255	—	6,255
Property and equipment, net	259,169	—	259,169
Intangible assets, net	144,265	—	144,265
Investment in MSV	184,665	—	184,665
Investment in SkyTerra	293,510	(293,510)	—
Investment in SkyTerra—Restricted	—	254,490	254,490
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	10,692	—	10,692

Total assets	$1,131,449	$(39,020)	$1,092,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,415	$—	$12,415
Accounts payable to Loral for satellite construction contract	9,073	—	9,073
Accrued income taxes payable	4,641	—	4,641
Deferred rent and other current liabilities	1,199	—	1,199
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	8,174	—	8,174
Senior Secured Notes and accrued interest, thereon	202,267	—	202,267
Current liabilities of discontinued operations	45	—	45

Total current liabilities	237,814	—	237,814
Deferred rent and other long-term liabilities	3,049	—	3,049
SkyTerra investment dividends payable	—	254,490	254,490

Total liabilities	240,863	254,490	495,353

Commitments and Contingencies
Minority interest in TerreStar Networks	68,617	—	68,617
Minority interest in TerreStar Global	1,633	—	1,633
Series A cumulative convertible preferred stock	90,000	—	90,000
Series B cumulative convertible preferred stock	318,500	—	318,500

STOCKHOLDERS’ EQUITY:
Common stock	737	—	737
Additional paid-in capital	886,463	(254,490)	631,973
Common stock purchase warrants	73,200	—	73,200
Less: 3,951,202 common shares held in treasury stock at December 31, 2007 and December 31, 2006	(73,877)	—	(73,877)
Accumulated deficit	(474,687)	(39,020)	(513,707)

Total stockholders’ equity	411,836	(293,510)	118,326

Total liabilities and stockholders’ equity	$1,131,449	$(39,020)	$1,092,429

The following table presents the effect of the restatement adjustments upon our previously reported Consolidated Statement of Cash Flows (in thousands):

	For the Year Ended December 31, 2006
	As Reported	Adjustments	Restated
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(94,614)	$(39,020)	$(133,634)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Income from discontinued operations	30,422	—	30,422
Depreciation and amortization	6,796	—	6,796
Equity in losses of MSV	30,079	—	30,079
Minority interests in losses of TerreStar Global	(654)	—	(654)
Minority interests in losses of TerreStar Networks	(20,655)	—	(20,655)
Gain (loss) on investments	(41,422)	30,162	(11,260)
Amortization of deferred financing costs	538	—	538
Non-cash 401(k) match	156	—	156
Stock-based compensation	35,756	—	35,756
Loss on impairment of intangibles	4,909	—	4,909
Changes in assets and liabilities:
Other current assets	(345)	—	(345)
Accounts payable and accrued expenses	9,155	—	9,155
Accrued interest	2,267	—	2,267
Deferred rent and other liabilities	4,242	—	4,242

Net cash used in continuing operating activities	$(33,370)	$(8,858)	$(42,228)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds of restricted cash and investments	$61,511	$—	$61,511
Proceeds from the sale of investments	46,951	—	46,951
Proceeds from TerreStar Global rights offering	672	—	672
Accounts payable to Loral for satellite construction contract	(59,771)	—	(59,771)
Additions to property and equipment	(175,808)	—	(175,808)

Net cash used in continuing investing activities	$(126,445)	$—	$(126,445)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of Senior Secured Notes	$200,000	$—	$200,000
Proceeds from issuance of equity securities	9,388	8,858	18,246
Purchase of treasury stock	(6,791)	—	(6,791)
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(21,446)	—	(21,446)
Debt issuance costs and other charges	(6,245)	—	(6,245)

Net cash provided by continuing financing activities	$174,906	$8,858	$183,764

Net cash provided by continuing operations	$15,091	$—	$15,091

Net cash used in discontinued operating activities	$(18,435)	$—	$(18,435)
Net cash used in discontinued investing activities	$(4,515)	$—	$(4,515)

Net cash used in discontinued operations	(22,950)	—	(22,950)

Net decrease in cash and cash equivalents	(7,859)	—	(7,859)
CASH AND CASH EQUIVALENTS, beginning of period	179,524	—	179,524

CASH AND CASH EQUIVALENTS, end of period	$171,665	$—	$171,665

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Statement of Operations (in thousands, except per share amounts):

	Three Months Ended September 30, 2006
	As Reported	Adjustments	Restated
Operating Expenses
General and administrative	$30,605	$9,000	$39,605
Research and development	2,399	—	2,399
Depreciation and amortization	1,454	—	1,454
Loss on impairment of intangibles	—	—	—
Gain on asset disposal	—	—	—

Total operating expenses	34,458	9,000	43,458

Operating loss from continuing operations	(34,458)	(9,000)	(43,458)
Interest expense	—	—	—
Other expense	—	—	—
Interest and other income	1,441	—	1,441
Equity in losses of MSV	(8,423)	1,283	(7,140)
Minority interests in losses of TerreStar Networks	9,397	—	9,397
Minority interests in losses of TerreStar Global	—	—	—
Gain (Loss) on investments	196,905	(196,905)	—
Decrease in dividend liability	—	—	—
Other than temporary impairment-SkyTerra	—	—	—

Loss from continuing operations before income taxes	164,862	(204,622)	(39,760)

Income tax benefit (expense)	(17,100)	—	(17,100)

Net loss from continuing operations	147,762	(204,622)	(56,860)

Loss from discontinued operations	(9,600)	—	(9,600)

Net income (loss)	138,162	(204,622)	(66,460)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(5,960)	—	(5,960)
Accretion of issuance costs associated with Series A and Series B	(1,020)	—	(1,020)

Net income (loss) available to Common Stockholders	$131,182	$(204,622)	$(73,440)

Basic Loss Per Share—Continuing Operations	$2.21	$(3.21)	$(1.00)

Basic Loss Per Share—Discontinued Operations	$(0.15)	$—	$(0.15)

Basic Loss Per Share	$2.06	$(3.21)	$(1.15)

Basic Weighted-Average Common Shares Outstanding	63,782	—	63,782

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Balance Sheet (in thousands):

	September 30, 2006
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,471	$—	$46,471
Cash committed for satellite construction costs	33,709	—	33,709
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	21,446	—	21,446
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,197	—	4,197
Deferred issuance costs associated with Senior Secured Notes	—	—	—
Deferred issuance costs associated with TerreStar Notes	—	—	—
Assets held for sale	628	—	628
Other current assets	822	—	822

Total current assets	107,273	—	107,273
Restricted investments	7,505	—	7,505
Property and equipment, net	177,769	—	177,769
Intangible assets, net	138,162	—	138,162
Investment in MSV	185,340	3,326	188,666
Investment in SkyTerra	438,677	(148,496)	290,181
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	11,785	—	11,785
Deferred issuance costs associated with TerreStar Notes	—	—	—
Notes receivable and accrued interest, thereon	—	—	—
Deferred issuance costs associated with Senior Secured PIK Notes	—	—	—

Total assets	$1,066,511	$(145,170)	$921,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,218	$—	$36,218
Accounts payable to Loral for satellite construction contract	17,671	—	17,671
Accrued income taxes payable	—	—	—
Obligations under capital leases	—	—	—
Deferred rent and other current liabilities	91	—	91
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	12,924	—	12,924
Current liabilities of discontinued operations	3,177	—	3,177

Total current liabilities	70,081	—	70,081
Obligations under capital leases	—	—	—
Deferred rent and other long-term liabilities	108	—	108
SkyTerra investment dividends payable	—	254,490	254,490
TerreStar Notes and accrued interest, thereon	—	—	—

Total liabilities	70,189	254,490	324,679

Commitments and Contingencies
Minority interest in TerreStar Networks	75,922	—	75,922
Minority interest in TerreStar Global	—	—	—
Series A cumulative convertible preferred stock	90,000	—	90,000
Series B cumulative convertible preferred stock	318,500	—	318,500
STOCKHOLDERS’ EQUITY:
Common stock	735	—	735
Additional paid-in capital	860,879	(247,331)	613,548
Common stock purchase warrants	73,487	—	73,487
Less: 3,951,202 common shares held in treasury stock	(73,877)	—	(73,877)
Accumulated other comprehensive income	(52,293)	52,293	—
Accumulated deficit	(297,031)	(204,622)	(501,653)

Total stockholders’ equity	511,900	(399,660)	112,240

Total liabilities and stockholders’ equity	$1,066,511	$(145,170)	$921,341

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Statement of Operations (in thousands, except per share amounts):

	Three Months Ended March 31, 2007
	As Reported	Adjustments	Restated
Operating Expenses
General and administrative	$18,306	$—	$18,306
Research and development	11,158	—	11,158
Depreciation and amortization	3,298	—	3,298
Loss on impairment of intangibles	6,200	—	6,200
Gain on asset disposal	—	—	—

Total operating expenses	38,962	—	38,962

Operating loss from continuing operations	(38,962)	—	(38,962)
Interest expense	(19,155)	—	(19,155)
Other expense	—	—	—
Interest and other income	5,360	—	5,360
Equity in losses of MSV	(3,016)	—	(3,016)
Minority interests in losses of TerreStar Networks	7,529	—	7,529
Minority interests in losses of TerreStar Global	368	—	368
Gain (Loss) on investments	(99,575)	99,575	—
Decrease in dividend liability	—	40,473	40,473
Other than temporary impairment-SkyTerra	—	(58,937)	(58,937)

Loss from continuing operations before income taxes	(147,451)	81,111	(66,340)
Income tax benefit (expense)	(1,250)	—	(1,250)

Net loss from continuing operations	(148,701)	81,111	(67,590)
Loss from discontinued operations	—	—	—

Net income (loss)	(148,701)	81,111	(67,590)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(5,856)	—	(5,856)
Accretion of issuance costs associated with Series A and Series B	(1,030)	—	(1,030)

Net income (loss) available to Common Stockholders	$(155,587)	$81,111	$(74,476)

Basic Loss Per Share—Continuing Operations	$(2.11)	$1.10	$(1.01)

Basic Loss Per Share—Discontinued Operations	$—	$—	$—

Basic Loss Per Share	$(2.11)	$1.10	$(1.01)

Basic Weighted-Average Common Shares Outstanding	73,622	—	73,622

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Balance Sheet (in thousands):

	March 31, 2007
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$343,427	$—	$343,427
Cash committed for satellite construction costs	12,682	—	12,682
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	10,723	—	10,723
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,305	—	4,305
Deferred issuance costs associated with Senior Secured Notes	2,059	—	2,059
Deferred issuance costs associated with TerreStar Notes	—	—	—
Assets held for sale	367	—	367
Other current assets	3,723	—	3,723

Total current assets	377,286	—	377,286
Restricted investments	5,897	—	5,897
Property and equipment, net	378,621	—	378,621
Intangible assets, net	200,948	—	200,948
Investment in MSV	40,704	1,618	42,322
Investment in SkyTerra	335,039	—	335,039
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	9,612	—	9,612
Deferred issuance costs associated with TerreStar Notes	—	—	—
Notes receivable and accrued interest, thereon	—	—	—
Deferred issuance costs associated with Senior Secured PIK Notes	12,097	—	12,097

Total assets	$1,360,204	$1,618	$1,361,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,103	$—	$15,103
Accounts payable to Loral for satellite construction contract	20,758	—	20,758
Accrued income taxes payable	1,339	—	1,339
Obligations under capital leases	—	—	—
Deferred rent and other current liabilities	1,029	—	1,029
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	14,030	—	14,030
Current liabilities of discontinued operations	36	—	36

Total current liabilities	52,295	—	52,295
Obligations under capital leases	—	—	—
Deferred rent and other long-term liabilities	3,060	—	3,060
SkyTerra investment dividends payable	—	214,017	214,017
TerreStar Notes and accrued interest, thereon	509,414	—	509,414

Total liabilities	564,769	214,017	778,786

Commitments and Contingencies
Minority interest in TerreStar Networks	30,222	—	30,222
Minority interest in TerreStar Global	1,264	—	1,264
Series A cumulative convertible preferred stock	90,000	—	90,000
Series B cumulative convertible preferred stock	318,500	—	318,500
STOCKHOLDERS’ EQUITY:
Common stock	864	—	864
Additional paid-in capital	985,828	(254,490)	731,338
Common stock purchase warrants	72,908	—	72,908
Less: 3,951,202 common shares held in treasury stock	(73,877)	—	(73,877)
Accumulated other comprehensive income	—	—	—
Accumulated deficit	(630,274)	42,091	(588,183)

Total stockholders’ equity	355,449	(212,399)	143,050

Total liabilities and stockholders’ equity	$1,360,204	$1,618	$1,361,822

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Statement of Operations (in thousands, except per share amounts):

	Three Months Ended June 30, 2007
	As Reported	Adjustments	Restated
Operating Expenses
General and administrative	$42,212	$(5,639)	$36,573
Research and development	9,907	(1,324)	8,583
Depreciation and amortization	4,643	—	4,643
Loss on impairment of intangibles	499	—	499
Gain on asset disposal	—	—	—

Total operating expenses	57,261	(6,963)	50,298

Operating loss from continuing operations	(57,261)	6,963	(50,298)
Interest expense	(11,905)	—	(11,905)
Other expense	(507)	—	(507)
Interest and other income	2,226	—	2,226
Equity in losses of MSV	(1,594)	—	(1,594)
Minority interests in losses of TerreStar Networks	4,744	—	4,744
Minority interests in losses of TerreStar Global	346	—	346
Gain (Loss) on investments	—	—	—
Decrease in dividend liability	—	—	—
Other than temporary impairment-SkyTerra	—	—	—

Loss from continuing operations before income taxes	(63,951)	6,963	(56,988)
Income tax benefit (expense)	820	—	820

Net loss from continuing operations	(63,131)	6,963	(56,168)
Loss from discontinued operations	—	—	—

Net income (loss)	(63,131)	6,963	(56,168)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(5,933)	—	(5,933)
Accretion of issuance costs associated with Series A and Series B	(1,054)	—	(1,054)

Net income (loss) available to Common Stockholders	$(70,118)	$6,963	$(63,155)

Basic Loss Per Share—Continuing Operations	$(0.83)	$0.08	$(0.75)

Basic Loss Per Share—Discontinued Operations	$—	$—	$—

Basic Loss Per Share	$(0.83)	$0.08	$(0.75)

Basic Weighted-Average Common Shares Outstanding	84,581	—	84,581

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Balance Sheet (in thousands):

	June 30, 2007
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267,762	$—	$267,762
Cash committed for satellite construction costs	2,748	—	2,748
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	—	—	—
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,346	—	4,346
Deferred issuance costs associated with Senior Secured Notes	—	—	—
Deferred issuance costs associated with TerreStar Notes	2,030	—	2,030
Assets held for sale	317	—	317
Other current assets	3,940	—	3,940

Total current assets	281,143	—	281,143
Restricted investments	3,516	—	3,516
Property and equipment, net	441,014	—	441,014
Intangible assets, net	217,353	—	217,353
Investment in MSV	39,157	1,618	40,775
Investment in SkyTerra	347,005	(11,966)	335,039
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	8,517	—	8,517
Deferred issuance costs associated with TerreStar Notes	11,419	—	11,419
Notes receivable and accrued interest, thereon	757	—	757
Deferred issuance costs associated with Senior Secured PIK Notes	—	—	—

Total assets	$1,349,881	$(10,348)	$1,339,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,299	$—	$20,299
Accounts payable to Loral for satellite construction contract	3,125	—	3,125
Accrued income taxes payable	89	—	89
Obligations under capital leases	—	—	—
Deferred rent and other current liabilities	1,044	—	1,044
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	9,240	—	9,240
Current liabilities of discontinued operations	34	—	34

Total current liabilities	33,831	—	33,831
Obligations under capital leases	—	—	—
Deferred rent and other long-term liabilities	2,884	—	2,884
SkyTerra investment dividends payable	—	214,017	214,017
TerreStar Notes and accrued interest, thereon	528,757	—	528,757

Total liabilities	565,472	214,017	779,489

Commitments and Contingencies
Minority interest in TerreStar Networks	23,890	—	23,890
Minority interest in TerreStar Global	432	—	432
Series A cumulative convertible preferred stock	90,000	—	90,000
Series B cumulative convertible preferred stock	318,500	—	318,500
STOCKHOLDERS’ EQUITY:
Common stock	899	—	899
Additional paid-in capital	1,048,892	(261,453)	787,439
Common stock purchase warrants	64,097	—	64,097
Less: 3,951,202 common shares held in treasury stock	(73,877)	—	(73,877)
Accumulated other comprehensive income	11,968	(11,968)	—
Accumulated deficit	(700,392)	49,056	(651,336)

Total stockholders’ equity	351,587	(224,365)	127,222

Total liabilities and stockholders’ equity	$1,349,881	$(10,348)	$1,339,533

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Statement of Operations (in thousands, except per share amounts):

	Three Months Ended September 30, 2007
	As Reported	Adjustments	Restated
Operating Expenses
General and administrative	$29,594	$(1,327)	$28,267
Research and development	1,405	—	1,405
Depreciation and amortization	5,018	—	5,018
Loss on impairment of intangibles	—	—	—
Gain on asset disposal	(133)	—	(133)

Total operating expenses	35,884	(1,327)	34,557

Operating loss from continuing operations	(35,884)	1,327	(34,557)
Interest expense	(11,333)	—	(11,333)
Other expense	(518)	—	(518)
Interest and other income	2,893	—	2,893
Equity in losses of MSV	(1,595)	—	(1,595)
Minority interests in losses of TerreStar Networks	4,513	—	4,513
Minority interests in losses of TerreStar Global	375	—	375
Gain (Loss) on investments	(47,863)	47,863	—
Decrease in dividend liability	—	30,574	30,574
Other than temporary impairment-SkyTerra	—	(47,863)	(47,863)

Loss from continuing operations before income taxes	(89,412)	31,901	(57,511)

Income tax benefit (expense)	3,376	—	3,376

Net loss from continuing operations	(86,036)	31,901	(54,135)

Loss from discontinued operations	—	—	—

Net income (loss)	(86,036)	31,901	(54,135)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(6,011)	—	(6,011)
Accretion of issuance costs associated with Series A and Series B	(1,078)	—	(1,078)

Net income (loss) available to Common Stockholders	$(93,125)	$31,901	$(61,224)

Basic Loss Per Share—Continuing Operations	$(1.08)	$0.37	$(0.71)

Basic Loss Per Share—Discontinued Operations	$—	$—	$—

Basic Loss Per Share	$(1.08)	$0.37	$(0.71)

Basic Weighted-Average Common Shares Outstanding	86,128	—	86,128

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Balance Sheet (in thousands):

	September 30, 2007
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,558	$—	$197,558
Cash committed for satellite construction costs	2,783	—	2,783
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	—	—	—
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,388	—	4,388
Deferred issuance costs associated with Senior Secured Notes	—	—	—
Deferred issuance costs associated with TerreStar Notes	2,032	—	2,032
Assets held for sale	—	—	—
Other current assets	18,617	—	18,617

Total current assets	225,378	—	225,378

Restricted investments	3,569	—	3,569
Property and equipment, net	507,068	—	507,068
Intangible assets, net	215,797	—	215,797
Investment in MSV	37,606	1,618	39,224
Investment in SkyTerra	287,176	—	287,176
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	7,397	—	7,397
Deferred issuance costs associated with TerreStar Notes	—	—	—
Notes receivable and accrued interest, thereon	787	—	787
Deferred issuance costs associated with Senior Secured PIK Notes	10,923	—	10,923

Total assets	$1,295,701	$1,618	$1,297,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,289	$—	$27,289
Accounts payable to Loral for satellite construction contract	19,791	—	19,791
Accrued income taxes payable	89	—	89
Obligations under capital leases	288	—	288
Deferred rent and other current liabilities	1,060	—	1,060
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	15,252	—	15,252
Current liabilities of discontinued operations	25	—	25

Total current liabilities	63,794	—	63,794

Obligations under capital leases	316	—	316
Deferred rent and other long-term liabilities	2,685	—	2,685
SkyTerra investment dividends payable	—	183,444	183,444
TerreStar Notes and accrued interest, thereon	547,790	—	547,790

Total liabilities	614,585	183,444	798,029

Commitments and Contingencies
Minority interest in TerreStar Networks	18,610	—	18,610
Minority interest in TerreStar Global	105	—	105
Series A cumulative convertible preferred stock	90,000	—	90,000
Series B cumulative convertible preferred stock	318,500	—	318,500
STOCKHOLDERS’ EQUITY:
Common stock	903	—	903
Additional paid-in capital	1,056,285	(262,781)	793,504
Common stock purchase warrants	64,097	—	64,097
Less: 3,951,202 common shares held in treasury stock	(73,877)	—	(73,877)
Accumulated other comprehensive income	10	—	10
Accumulated deficit	(793,517)	80,955	(712,562)

Total stockholders’ equity	253,901	(181,826)	72,075

Total liabilities and stockholders’ equity	$1,295,701	$1,618	$1,297,319

Business Overview

TerreStar Corporation was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the integrated satellite wireless communications business through its ownership of TerreStar Networks Inc., its principal operating entity, and TerreStar Global Ltd. We changed our name from Motient Corporation to TerreStar Corporation in August 2007.

Our primary business is TerreStar Networks, a Reston, Virginia based future provider of advanced mobile satellite services for the North American market. Previously, we operated a two-way terrestrial wireless data communications service. On September 14, 2006, we sold most of the assets and liabilities relating to that business. Our historical financial statements present this terrestrial wireless business as a discontinued operation. Pursuant to such presentation, our current period continuing operations are reflected as a single operating unit.

As of December 31, 2007, we had two wholly-owned subsidiaries, MVH Holdings Inc. and Motient Holdings Inc., an 86% interest in TerreStar Networks and an 85% interest in TerreStar Global. Additionally, we held approximately 42% non-voting interest in SkyTerra, a mobile satellite communications company. As of December 31, 2007, SkyTerra owned approximately 11% of TerreStar Networks common stock.

Overview

TerreStar Networks Inc.

TerreStar Networks is our principal operating entity. In cooperation with its Canadian partner, 4371585 Communications and Company, Limited Partnership (“4371585 Communications”), formerly TMI Communications and Company, Limited Partnership, we plan to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service (“MSS”) using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. TerreStar Networks is in the process of building its first satellite pursuant to a construction contract with Space Systems/Loral, Inc. (“Loral”). Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with standard wireless devices.

Our ability to offer these services depends on TerreStar Networks’ right to receive certain regulatory authorizations allowing it to provide MSS/ATC in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, in order to provide ATC in the United States and Canada we must file additional applications separately from our satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada.

TerreStar Networks was initially created as a subsidiary of MSV established to, among other things, develop a satellite communications system using the S-band. On May 11, 2005, we acquired our ownership interest in TerreStar Networks when, in conjunction with a spin-off of TerreStar Networks to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar Networks common stock. In conjunction with this transaction, TerreStar Networks also entered into an agreement with MSV’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

Since May 11, 2005, we have consolidated TerreStar Networks financial results in our financial statements.

Through TerreStar Networks, we plan to develop, build and operate an all IP-based 4G integrated satellite and terrestrial communications network to provide mobile communication services throughout the United States and Canada. Our network will address the growing demand for wireless mobile services across the government, commercial, and consumer segments. We plan to market these services on a wholesale basis to government agencies and commercial enterprises.

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. ATC authorization provides the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. Our planned network is designed to allow an end user to seamlessly communicate with a terrestrial wireless network or our satellite through a conventional mobile device, optimizing service quality, continuity and geographic coverage.

We believe our planned all IP-based 4G network design will improve on existing network architecture and components to deliver greater network capacity, more efficiently and at a lower cost, than existing wireless networks. In December 2008, we plan to launch our first multi-spot beam geostationary satellite, TerreStar-1, which is designed so that the beams can be refocused dynamically. We are also currently developing a next-generation terrestrial network, which we believe will enable us to offer our integrated satellite/terrestrial service by the end of 2009. We are working with several vendors to develop a universal chipset architecture that can be incorporated into a wide range of mobile devices, including small, lightweight and inexpensive handsets.

We believe our network’s satellite and terrestrial mobile capabilities will serve the needs of various users, such as U.S. and Canadian government and emergency first responder personnel who require reliable, uninterrupted and interoperable connectivity that can be provided by an integrated satellite and terrestrial network. In October 2006, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Defense Information System Agency (“DISA”) to jointly develop a North American emergency response communications network. We expect the CRADA to result in the development of products that will mutually benefit us and the U.S. government. We also believe that our planned network will appeal to a broad base of potential end users, customers and strategic partners, including those in the media, technology and communications sectors, logistics and distribution sectors and other sectors requiring uninterrupted wireless service.

Our Relationship with TerreStar Canada and 4371585 Communications

MSV formed TerreStar Networks in 2002 as a wholly-owned subsidiary and subsequently spun TerreStar Networks off to MSV’s owners, which included TMI Communications and Company, Limited Partnership (now known as “4371585 Communications”) and TerreStar Corporation or entities controlled by each. As part of the spin-off of TerreStar Networks, TMI Communications became contractually obligated to assign, subject to necessary regulatory approvals, its Industry Canada approval in principle to TerreStar Networks, or to an entity designated by TerreStar Networks that is eligible under Canadian law to hold the approval in principle. TerreStar Networks negotiated and committed, pursuant to a master agreement, to enter into the Transfer Agreements with TMI Communications (TMI Communications’ outstanding obligations under the Transfer Agreements were assumed by 4371585 Communications on December 20, 2007 as the transferee of TMI Communications’ interest in TerreStar Canada Holdings), TerreStar Canada, TerreStar Canada Holdings and certain other related parties (the “Transfer Agreements”) pursuant to which TerreStar will transfer TerreStar-1 to TerreStar Canada and TMI Communications effectuated the transfer of its Industry Canada approval in principle to TerreStar Canada and FCC authorization to TerreStar Networks. TMI Communications’ assignment of its Industry Canada approval to TerreStar Networks was authorized by Industry Canada on April 27, 2007. This authorization transferred the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 degrees west longitude orbital position in order to provide MSS in Canada. On October 10, 2007, Industry Canada clarified that the authorization as transferred included the authority to operate at 111.0 degrees west longitude. In order to comply with Canada’s telecommunications foreign ownership rules, title to TerreStar-1 is expected to be transferred to TerreStar Canada at the time that title would have otherwise transferred to TerreStar Networks under the terms of its satellite construction contract with Loral, as amended.

The Transfer Agreements also provide for, among other things, the license of certain intellectual property rights to TerreStar Canada, the grant to TerreStar Networks of an indefeasible right to use capacity on TerreStar-1, and the provision by TerreStar Networks to TerreStar Canada of various consulting and other services.

TerreStar Networks owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by 4371585 Communications. TerreStar Networks’ interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules.

Upon the receipt of approval from Industry Canada to transfer the Industry Canada approval in principle from TMI Communications to TerreStar Canada on April 27, 2007, (1) TerreStar Networks entered into a Shareholders’ Agreement, or the TerreStar Canada Shareholders’ Agreement, a Rights and Services Agreement, or the Rights and Services Agreement, a Guarantee and Share Pledge Agreement, or the TMI Guarantee and certain other Transfer Agreements, (2) TerreStar Canada executed a Guarantee in favor of TerreStar Networks, referred to as the TerreStar Canada Guarantee, and (3) TerreStar Networks and certain other parties entered into certain other Transfer Agreements. Set out below is a description of certain of the Transfer Agreements.

Effective December 20, 2007, BCE completed a restructuring which resulted in TMI Communications transferring all of its shares of TerreStar Canada Holdings to 4371585 Communications. 4371585 Communications is a wholly-owned subsidiary of BCE.

In connection with the restructuring, TMI Communications entered into an Agreement to be Bound and Release dated December 20, 2007 pursuant to which TMI Communications agreed to transfer to 4371585 Communications its 66 2/3% interest in TerreStar Canada Holdings and 4371585 Communications agreed to become bound by the terms and conditions of the TerreStar Canada Shareholders’ Agreement. Further, pursuant to the Agreement to be Bound and Release, each of the parties to the TerreStar Canada Shareholders’ Agreement released and discharged TMI Communications from its obligations under the TerreStar Canada Shareholders’ Agreement.

TMI Communications also entered into a Joinder Agreement dated December 20, 2007 with 4371585 Communications, TerreStar Networks, TerreStar Canada and TerreStar Corporation, pursuant to which 4371585 Communications agreed to be bound by the terms and conditions of the Transfer Agreements to which TMI Communications was a party including, but not limited to, the TMI Guarantee, and the parties thereto agreed to release and discharge TMI Communications from its obligations under such Transfer Agreements.

On May 29, 2007 and June 15, 2007, pursuant to our Master Services Agreement with TerreStar Canada, we loaned TerreStar Canada $0.4 million and $0.35 million, respectively. Each note pays interest at 15.15%, and both mature on January 1, 2009.

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in proportion to their holdings, the majority of which came from TerreStar Corporation. As of December 31, 2007, TerreStar Corporation owned approximately 85% of the outstanding shares of TerreStar Global.

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

On August 13, 2007, TerreStar Global issued a press release announcing that it intends to offer securities in a private offering. Neither the terms of the securities nor the amount of the proposed financing have been determined. As of December 31, 2007 this financing has not been completed. There can be no assurance that the financing will be completed. TerreStar Global intends to use the net proceeds from the offering to commence the construction of its satellite, to secure European 2GHz MSS S-band spectrum, and for general corporate purposes.

Current Year’s Developments

At the TerreStar Corporation 2007 Annual Meeting of Stockholders held on July 12, 2007, the stockholders of TerreStar Corporation approved an amendment to the Certificate of Incorporation of Motient Corporation to change its name to TerreStar Corporation. On August 10, 2007, we filed the amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the name change. On August 7, 2007, our Board of Directors approved our Amended and Restated Bylaws, which was effective upon filing the amendment to the Certificate of Incorporation.

As a result of our name change from Motient Corporation to TerreStar Corporation, our new trading symbol is “TSTR” on the NASDAQ Global Market. Prior to June 20, 2007, our common stock traded on the Pink Sheets under the trading symbol “MNCP”.

Acquisitions and Dispositions

Since January 2007, we have exchanged approximately 15 million shares of our common stock for approximately 9 million shares of TerreStar Networks common stock and approximately 2 million shares of TerreStar Global common stock with holders of TerreStar Networks common stock or options to purchase shares of TerreStar Networks common stock that were exercised immediately prior to the exchange. On June 12, 2007, we filed a resale registration statement with the SEC to register the resale of these shares.

The exchange transactions resulted in an allocation of $83 million to intangible assets and an impairment of $7 million for the year ended December 31, 2007. As of December 31, 2007, our ownership interests in TerreStar Networks and TerreStar Global was approximately 86% and 85%, respectively, on a non-diluted basis.

On February 12, 2007, we exchanged approximately 5 million limited partnership units of MSV for approximately 14.4 million shares of SkyTerra non-voting common stock. As a result, a basis of $140 million transferred from our investment in MSV to our investment in SkyTerra.

On July 26, 2007, we sold our spectrum frequency assets held for sale to Nextel Communications for approximately $0.5 million pursuant to an asset purchase agreement executed between Motient Communications Inc., Motient License Inc., and Nextel dated April 13, 2007. We recognized a $0.1 million gain for the year ended December 31, 2007.

On November 30, 2007, we exchanged all of our remaining MSV ownership interests representing approximately 1.6 million limited partnership units for approximately 4.4 million SkyTerra non-voting common shares pursuant to an exchange agreement dated May 6, 2006. As a result, a basis of $38 million transferred from our investment in MSV to our investment in SkyTerra.

As of December 31, 2007, we have restricted $222 million of our SkyTerra investment to represent the portion of our SkyTerra shares we plan to distribute as a dividend to our common shareholders and a reservation in the event that our preferred holders convert to common stock. The remaining unrestricted portion of our SkyTerra investment represented $104 million as of December 31, 2007.

High Yield Offering

On February 14, 2007, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), dated as of February 14, 2007, among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the date of issue at a rate of 15% per annum. If certain milestones are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar Notes. These milestones are as follows:

•	entry into a bona fide binding agreement with the U.S. government to which TerreStar Networks will provide telecommunications services during a multi-year period and receive compensation;

•	entry into a bona fide binding agreement with a non-governmental entity to which TerreStar Networks will provide telecommunications services during a multi-year period and receive compensation; and

•	authorization by the FCC for TerreStar Networks to provide ATC in combination with our MSS by December 31, 2008.

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

In connection with the issuance of the TerreStar Notes, TerreStar Corporation (then Motient Corporation) and its indirect wholly-owned subsidiary, Motient Venture Holdings Inc. (“MVH”), and TerreStar Networks entered into a letter agreement dated February 14, 2007 (the “Motient Funding Agreement”), pursuant to which MVH agreed to contribute to TerreStar Networks, at MVH’s option, either (i) 8.6 million shares of common stock issued by SkyTerra (such shares, the “SkyTerra Shares”) or (ii) cash in an amount equal to the proceeds (net of selling expenses and taxes) from the sale of the SkyTerra Shares to one or more third party buyers, in either case in exchange for a number of shares of common stock of TerreStar Networks equal to the product of

(A) (x) the average of the bid and ask prices for one SkyTerra Share at the close of trading on the last trading day prior to the day of such contribution divided by (y) the fair market value of one share of TerreStar Networks common stock at the close of trading on such last trading day prior to the day of such contribution (as determined in good faith by the Board of Directors of TerreStar Networks) multiplied by (B) 8,644,406. Such contribution will be made either (i) upon TerreStar Networks’ demand at any time after the earlier of the date on which MVH’s equity interest in TerreStar Networks equals or exceeds 80% or October 31, 2007 or (ii) at any time at MVH’s option.

The Motient Funding Agreement also provides for the grant by MVH of a security interest in the SkyTerra Shares and the proceeds thereof to TerreStar Networks. TerreStar Networks’ interest under the Motient Funding Agreement is pledged under the U.S. Security Agreement.

The TerreStar Notes are guaranteed (the “Guarantees”) on a senior secured basis by TerreStar Canada Holdings and TerreStar Canada. The Guarantees are secured by a first priority security interest in the assets of TerreStar Canada Holdings and TerreStar Canada, subject to certain exceptions, pursuant to a Canadian Security Agreement, dated as of February 14, 2007, among TerreStar Canada Holdings, TerreStar Canada and U.S. Bank National Association, as collateral agent.

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

Other Agreements and Contracts

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

TerreStar Networks expects to purchase approximately 5,500 base stations for an aggregate price of approximately $400 million. TerreStar Networks has a minimum purchase commitment of 700 base stations and the right to terminate the agreement for convenience following the purchase of the initial 700 base stations upon the payment of an agreed amount. The cost of the minimum purchase commitment and termination fee is approximately $78 million.

On September 19, 2007, TerreStar Networks signed a Statement of Work under a Master Development & Licensing Agreement entered into by TerreStar Networks and Elektrobit, Inc. on August 10, 2007. Under this Statement of Work, Elektrobit will assign a multi-disciplined engineering team to perform reference design and development programs, software development for satellite and terrestrial chipset integration, and provide reference design for production handsets. Elektrobit is performing the work on a time and materials basis and the anticipated value of the contract is approximately $54 million over three years. TerreStar Networks can terminate the Agreement and the Statement of Work at any time during the Agreement by paying for the work completed plus an early termination fee. TerreStar and Elektrobit will jointly own the technology developed under this Statement of Work.

On October 22, 2007, TerreStar Networks entered into a Master Services Agreement with Bechtel Communications, Inc. (“Bechtel”). Under the agreement, Bechtel will provide services related to site acquisition and construction of TerreStar Networks’ terrestrial network (“Radio Access Network” or “RAN”) in the Baltimore, Maryland and Washington, District of Columbia area. Bechtel will also provide program management services coordinating the overall installation and commissioning activities of TerreStar Networks’ other vendors involved in the RAN deployment. As of December 31, 2007, TerreStar Networks expects to purchase approximately $72 million worth of Bechtel’s services under this agreement over the next 24 months. TerreStar Networks has the right to terminate this agreement at anytime by paying for the work completed at the time of termination and reimbursing Bechtel certain out-of-pocket expenses.

Recent Financing

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar Corporation (“EchoStar”). In addition, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “Harbinger Investment Agreement”), with certain affiliates of Harbinger Capital Partners (“Harbinger”).

The EchoStar Investment Agreement provides for, among other things,

•	purchase by EchoStar of $50 million of TerreStar Notes,

•

purchase by EchoStar of $50 million of TerreStar Networks’ newly issued 6.5% Senior Exchangeable PIK Notes due 2014, exchangeable for TerreStar Corporation common stock, at a conversion price of $5.57 per share (the “Exchangeable Notes”) and

•	a commitment to lend $50 million to TerreStar Networks pursuant to the Credit Agreement described below.

The Harbinger Investment Agreement provides for, among other things, purchase by Harbinger of $50 million of Exchangeable Notes and a commitment to lend $50 million to TerreStar Networks pursuant to the Credit Agreement described below.

In connection with the foregoing transactions, certain of our existing investors entered into separate investment agreements (“Shareholder Investment Agreements”) to purchase in the aggregate $50 million of the Exchangeable Notes.

On February 5, 2008, EchoStar, TerreStar Corporation and TerreStar Networks also entered into a Spectrum Agreement (the “EchoStar Agreement”), which provides for the lease to TerreStar Corporation of EchoStar’s current holdings of 1.4GHz spectrum with an option to acquire the special purpose company through which EchoStar holds these licenses in exchange for the issuance of 30 million shares of common stock of TerreStar Corporation.

On February 5, 2008, we also entered into a Spectrum Contribution Agreement (the “Harbinger Contribution Agreement”), with Harbinger, which provides that, following shareholder approval, Harbinger will assign to TerreStar Corporation its rights to certain 1.4GHz spectrum with an option to purchase these licenses in exchange for the issuance of 1.2 million of TerreStar Corporation’s Series E Junior Participating Preferred Stock, par value $0.01 per share, convertible into 30 million shares of TerreStar Corporation common stock (the “Junior Preferred”).

As a result of this transaction, the Boards of Directors of both TerreStar Corporation and TerreStar Networks were expanded to eight members and, depending on stock holdings, EchoStar and Harbinger each have the right to nominate up to two members of each board.

The EchoStar Investment Agreement, Harbinger Investment Agreement, Shareholder Investment Agreements, EchoStar Agreement and the Harbinger Contribution Agreement contain representations, warranties, covenants and indemnities by TerreStar Corporation and TerreStar Networks customary for transactions of this nature.

TerreStar Corporation, TerreStar Networks, EchoStar, Harbinger and the certain existing investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated February 5, 2008, containing customary terms and conditions providing for the registration of common stock to be issued in these transactions.

Aggregate gross proceeds to TerreStar Networks from these transactions are expected to be $297 million in cash, of which approximately $197 million was made available at closing and the balance of which will be dedicated to funding the TerreStar-2 satellite under the Purchase Money Credit Agreement (defined below).

In addition to shareholder approval, the spectrum transactions are also subject to certain government approvals.

On February 5, 2008, we entered into a $100 million Purchase Money Credit Agreement (the “Credit Agreement”), among TerreStar Networks, as the borrower, the guarantors party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

The indentures governing our Exchangeable Notes and Credit Agreement require certain shareholder approvals by July 23, 2008 or we may be forced to accelerate repayment of these notes.

In connection with the closing of the transaction, we obtained required shareholder consents approving the issuance of Common Stock and Junior Preferred (and the common stock issuable upon conversion of such Junior Preferred) issuable in connection with the EchoStar Agreement and Harbinger Contribution Agreement and upon exchange of the Exchangeable Notes and to increase the number of shares of common stock authorized under our Certificate of Incorporation from 200 million shares to 240 million shares. Such shareholder approvals are not effective until 20 days after the mailing of an information statement to our shareholders.

Amounts outstanding under the Credit Agreement will bear interest at a rate of 14% per annum. Such interest rate will be increased by 1% from May 1, 2008 until the necessary shareholder approvals are effective if TerreStar Corporation does not mail an information statement in connection with obtaining shareholder approval to the shareholders on or prior to April 30, 2008. This information statement was filed with the SEC on February 29, 2008.

The Credit Agreement contains several restrictive covenants customary for credit facilities of this type, including, but not limited to the following: limitations on incurrence of additional indebtedness, limitation on liens, limitation on asset sales of collateral and limitation on transactions with affiliates. The Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). If any events of default occur and are not cured within the applicable grace periods or waived, the outstanding loans may be accelerated. The financing will be advanced as required and used to fund the completion of the TerreStar-2 satellite.

On February 6, 2008, TerreStar Corporation, MVH and Harbinger Capital Partners Fund I, L.P. entered into a Stock Purchase Agreement pursuant to which TerreStar Corporation sold 14.4 million shares of non-voting common stock of SkyTerra to Harbinger Capital Partners Fund I, L.P. for an aggregate sale price of $76.4 million. TerreStar Corporation received the proceeds on February 28, 2008. Following this transaction, we hold approximately 30 million shares of SkyTerra non-voting common stock.

In connection with the foregoing transactions, we also issued one share of our Series C Preferred Stock and Series D Preferred Stock (the “Series C and D Preferred Stock”) to EchoStar and Harbinger, respectively. By virtue of their ownership of shares of the Series C and D Preferred Stock, EchoStar and Harbinger have consent rights for, among other things, certain sales of assets, making any material change in our line of business, amending or permitting the amendment of our certificate of incorporation, by-laws, or our other organizational documents or any of our subsidiaries, certain acquisitions of assets, certain capital expenditures and consolidations and mergers and rights to appoint directors. Each share of Series C and D Preferred Stock has a $1,000 liquidation preference. The Series C and D Preferred Stock rank junior to the Series A Preferred Stock and Series B Preferred Stock, on a parity basis with one another and senior to both our junior preferred and our common shares. The Series C and D Preferred Stock are non-transferable.

Investments

We have historically accounted for our investment in MSV using the equity method. The Company has analyzed the impairment and has concluded that an impairment of $106.8 million has occurred for the year ended December 31, 2007.

In 2007, we exchanged approximately 6.7 million limited partnership units of MSV for approximately 18.8 million shares of SkyTerra non-voting common stock. As a result of this exchange the historical cost basis of $177.6 million transferred from our investment in MSV to our investment in SkyTerra in accordance with APB 29.

As of December 31, 2007, we have restricted $221.6 million of our SkyTerra investment to represent the portion of our SkyTerra shares we plan to distribute as a dividend to our shareholders. The remaining unrestricted portion of our SkyTerra investment represented $103.7 million as of December 31, 2007. On February 6, 2008 we sold 14.4 million shares of non-voting common stock of SkyTerra to Harbinger Capital Fund I L.P. for an aggregate sales price of $76.4 million.

As of December 31, 2007, our SkyTerra and MSV ownership interests were 42% and zero, respectively.

Discontinued Operations—Two-Way Terrestrial Wireless Data Communications Business

In September 2006, various wholly-owned subsidiaries of TerreStar Corporation sold, pursuant to an asset purchase agreement (the “Agreement”) with Geologic Solutions, Inc.(“GeoLogic”) and Logo Acquisition Corporation, a wholly-owned subsidiary of GeoLogic (“Logo”), to Logo most of the assets relating to TerreStar Corporation’s terrestrial DataTac network and its TerreStar Corporation platform (the “Terrestrial Wireless Business”). Logo assumed most of the post-closing liabilities relating to the Terrestrial Wireless Business. The assets and liabilities being transferred were limited to those that relate to the current operations of TerreStar Corporation’s terrestrial wireless network, and do not include any assets or liabilities related to TerreStar Networks or MSV. Under the Agreement, Logo paid TerreStar Corporation the sum of $1 in cash, plus assumed most of the post-closing liabilities associated with the purchased assets, as well as certain of the costs of the employees that Logo transitioned from TerreStar Corporation Also, GeoLogic guaranteed Logo’s performance of any indemnification obligations to TerreStar Corporation under the Agreement. Our historical financial statements reflect this business as a discontinued operation.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements requires management to use judgment and make estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of the Company’s Consolidated Financial Statements are those that are both important to the presentation of the Company’s financial condition and results of operations and require significant or complex judgments and estimates on the part of management.

Valuation of Long-lived Assets Including Intangible Assets

A significant portion of our total assets are long-lived assets primarily consisting of property and equipment and intangible assets. Property and equipment, or P&E, consists of network, lab, office and computer equipment, internal use software and leasehold improvements. Intangible assets consists of definite lived intangible assets related to Federal Communications Commission (“FCC”) spectrum clearing frequencies and other intellectual property that were obtained in connection with several exchange transactions of the Company’s common stock for TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2006.

As of December 31, 2007, property and equipment and intangibles represented $571 million and $212 million, respectively, of our total assets of $1.2 billion. We calculate depreciation and amortization on long-lived assets using the straight-line method based on the estimated economic useful lives as follows:

Estimated Useful Life
Long Lived Assets
Network, lab and office equipment	5 years
Computers, software and equipment	3 years
Leasehold improvements	Lesser of lease term or estimated useful life

Definite lived intangible assets	15 years

Satellite and Terrestrial Network Assets
Under Construction	15 years	(to begin at launch)

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issues SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to issue as a final FSP FAS 157-b, “Effective Date of FASB Statement 157” at its February 6, 2008 meeting. The FSP provided a one-year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, Statement 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

Since SFAS 157 was deferred until January 1, 2009 for non-financial assets and liabilities, there will be no impact on any fair value measurement related to recurring impairment tests on these non-financial assets for the year ending December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. SFAS 159 is not applicable to the Company’s financial statements for the year ending December 31, 2007.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements is currently not determined.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This statement is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations—Consolidated

Years Ended December 31, 2007 and 2006

Operating Expenses

	Year Ended December 31,
	2007	2006 Restated	Change 2007 vs. 2006	% Change 2007 vs. 2006
	(in thousands)
General and administrative (1)	$114,848	$84,253	$30,595	36.3%
Research and development	43,067	10,549	32,518	308.3%
Depreciation and amortization	18,222	6,796	11,426	168.1%
Loss on impairment of intangibles	6,699	4,909	1,790	36.5%
Gain on asset disposal	(123)	—	(123)	NM

Total operating expenses	$182,713	$106,507	$76,206	71.6%

NM:	Not Meaningful

(1)

For the year ended December 31, 2007, general and administrative expense includes $20.6 million and $3.2 million of stock compensation expense related to employee stock options and director’s compensation expense, respectively.

General and administrative: Our general and administrative expenses increased by $30.6 million or 36.3% for the year ended December 31, 2007 as compared to the same period in 2006. The change is attributed to an increase of $23.4 million in consulting fees related to engineering, marketing and systems development costs, an increase of $13.0 million related to salaries and benefits, and other employee related costs, an increase of $2.1 million in network deployment costs, an increase of $1.5 million in audit, taxes and accounting fees, and an increase of $1.6 million in legal costs, offset by a decrease of approximately $12 million of stock based compensation expense.

Research and development costs: Research and development costs increased by $32.5 million or 308.3% for the year ended December 31, 2007 as compared to the same period in 2006. The increase is primarily to support the development of our satellite and terrestrial systems. In addition, $1.3 million relates to stock based compensation expense. We expect these costs to increase as we continue to develop our handset, satellite, and terrestrial capabilities.

Depreciation and amortization: Depreciation and amortization increased by $11.4 million or 168.1% for the year ended December 31, 2007 as compared to the same period in 2006. Since January 2007, we engaged in several exchange transactions of our common stock for TerreStar Networks common stock with minority interest shareholders. The common stock exchanges resulted in an allocation of $82.9 million to intangible assets, including the tax effect. Thus, amortization expense increased by $9.0 million for the year ended December 31, 2007.

Loss on impairment of intangibles: The loss on impairment of intangibles increased by $1.8 million or 36.5% for the year ended December 31, 2007 as compared to the same period in 2006. For the year ended December 31, 2007, we increased our ownership in TerreStar Networks to 85.9% from 69.5% at December 31, 2006 through exchange transactions of our common stock for TerreStar Networks common stock with minority shareholders. The amounts invested in TerreStar Networks’ intangible assets exceeded the fair value of the assets. As a result, we recognized a $6.7 million loss on impairment of intangibles for the year ended December 31, 2007.

Years Ended December 31, 2007 and 2006

Other Expenses and Income

	Year Ended December 31,
	2007	2006 Restated	Change 2007 vs. 2006	% Change 2007 vs. 2006
	(in thousands)
Interest expense	$(45,098)	$(2,608)	$(42,490)	1629.2%
Other expense	(7,543)	—	(7,543)	NM
Interest and other income	12,597	7,948	4,649	58.5%
Equity in losses of MSV	(7,338)	(30,079)	22,741	-75.6%
Minority interests in losses of TerreStar Networks	23,262	20,655	2,607	12.6%
Minority interests in losses of TerreStar Global	1,198	654	544	NM
Gain on investments	—	11,260	(11,260)	-100.0%
Decrease in dividend liability	71,046	—	71,046	NM
Other than temporary impairment-SkyTerra	(106,800)	—	(106,800)	NM

NM:	Not Meaningful

Interest expense: Interest expense increased by $42.5 million for the year ended December 31, 2007 as compared to the same period in 2006. The increase is related to the $500.0 million TerreStar Notes issued in February 2007, our $200.0 million aggregate principal amount of Senior Secured Notes issued in November 2006 and the write-off of financing fees related to the payoff of the $200.0 million.

Other expense: Other expense increased by $7.5 million for the year ended December 31, 2007 as compared to the same period in 2006. The change is attributed to $5.7 million in the write-off of financing fees related to the Company’s repayment of its Senior Secured Notes and $1.7 million of financing fees related to our TerreStar Notes.

Interest and other income: Interest and other income increased by $4.6 million for the year ended December 31, 2007 as compared to the same period in 2006. The increase primarily relates to interest earned on our cash and cash equivalent accounts.

Equity in losses of MSV: Equity losses of MSV decreased by $22.7 million for the year ended December 31, 2007 as compared to the same period in 2006. As of December 31, 2007, our ownership interest in MSV represented 0% as compared to 19.1% as of December 31, 2006. On February 12, 2007, we exchanged approximately 5.1 million limited partnership units of our MSV investment for approximately 14.4 million shares of our SkyTerra investment non-voting common stock. Additionally, on November 30, 2007, we exchanged all of our remaining MSV ownership interests representing approximately 1.6 million limited partnership units for approximately 4.4 million SkyTerra non-voting common shares pursuant to an exchange agreement dated May 6, 2006.

Minority interest in losses of TerreStar Networks: For the year ended December 31, 2007, we recorded approximately $162 million net loss for TerreStar Networks. The $23.3 million minority interest in TerreStar Networks represents the 30.8% to 14.0% investment in TerreStar Networks that was not owned by us throughout 2007.

Gain on sale of investments: The gain on sale of investments decreased by $11.3 million for the year ended December 31, 2007 as compared to the same period in 2006. In October 2006, we sold 3.6 million SkyTerra shares in the open market. As a result, we recognized a gain of $11.3 million for the year ended December 31, 2006.

Decrease in dividend liability: The decrease in dividend liability represents $71.0 million for the year ended December 31, 2007, as compared to zero for the same period in 2006. This change is reflective of the decrease in the historical cost basis of our SkyTerra investment, as also discussed in more detail below, in the Caption titled “Other than temporary impairment-SkyTerra”.

Other than temporary impairment-SkyTerra: The other than temporary impairment-SkyTerra increased by $106.8 million for the year ended December 31, 2007 as compared to the same period in 2006. We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to measure impairment of our investments. For the year ended December 31, 2007, we experienced declines in the fair value of our SkyTerra investment. We consider these declines to be other than temporary based on the extent and length of time the fair values have been less than cost. We recognized an impairment of $106.8 million for the year ended December 31, 2007.

Years Ended December 31, 2006 and 2005

Operating Expenses

	Year Ended December 31,
	2006 Restated	2005	Change 2006 vs. 2005	% Change 2006 vs. 2005
	(in thousands)
General and administrative (1)	$84,253	$29,265	$54,988	187.9%
Research and development	10,549	2,456	8,093	329.5%
Depreciation and amortization	6,796	3,480	3,316	95.3%
Loss on impairment of intangibles	4,909	—	4,909	NM

Total operating expenses	$106,507	$35,201	$71,306	202.6%

(1)

For the year ended December 31, 2006, general and administrative expense include $32.1 million and $3.6 million of stock compensation expense related to employee stock options and directors and consultants compensation expense, respectively.

For the year ended December 31, 2005, general and administrative expense include $0.2 million and $11.7 million of stock compensation expense related to employee stock options and directors and consultants compensation expense, respectively.

General and Administrative: Our aggregate expenses, including corporate and TerreStar Networks expenses, in this area increased $55.0 million or 187.9%, including an increase of non-cash stock-based compensation expense of $23.8 million. The change in general and administrative expenses was primarily attributable to:

•

An increase in TerreStar Networks expenses of $45.3 million in 2006, consisting of a $7.7 million increase in salaries, benefits and employee related expenses as TerreStar Networks employees increased from 5 at December 31, 2005 to 83 employees at December 31, 2006, $26.9 million in non-cash stock based compensations expense due to the vesting of all outstanding TerreStar Networks stock options upon the closing of the exchange transaction in September 2006, an increase in travel and related expenses of $1.3 million, an increase in consulting fees of $2.9 million, an increase in office supplies and equipment of $1.1 million, increased legal fees of $3.5 million, a $1.0 million increase attributable to facilities and related expenses, $0.2 million in auditor fees, $0.3 million for communications and $0.4 million for other miscellaneous expenses.

•

General corporate expenses increased $9.7 million primarily due to $9.0 million in deal costs associated with the MSV Exchange Agreement, an increase in legal fees of $2.8 million as a result of our corporate finance and mergers and acquisitions activity, our litigation support requirements, increased salary and bonus expense of $0.7 million related to the retention of key corporate employees and an increase of $0.7 million related to the continuing operations portion of our Lincolnshire facility which was expensed under FASB 146, offset by lower stock-based compensation expense of $3.1 million and a decrease in audit fees of $0.1 million.

Research and Development: Research and development related entirely to our TerreStar Networks business. These costs have increased due to development efforts on its satellite and terrestrial systems.

Depreciation and Amortization: Depreciation and amortization expense related entirely to our TerreStar Networks business. The 95% increase consists of $6.7 million of intangible asset amortization related to TerreStar Networks’ 2GHz licenses and intellectual property rights and $0.1 million of depreciation.

Loss on Impairment of Intangible Assets: During 2006 our ownership of TerreStar Networks increased approximately 10% through cash and stock investments. The amounts invested in TerreStar Networks’ intangible assets exceeded the fair value of the assets. Therefore we recognized a $4.9 million loss on impairment of intangibles for the year ended December 31, 2006.

Years Ended December 31, 2006 and 2005

Other Income and Expenses

	Year Ended December 31,
	2006 Restated	2005	Change 2006 vs. 2005	% Change 2006 vs. 2005
	(in thousands)
Gain on sale of investments	$11,260	$—	11,260	NM
Interest and other income	7,948	7,582	366	4.8%
Interest expense	(2,608)	—	(2,608)	NM
Equity in losses of MSV	(30,079)	(25,059)	(5,020)	20.0%
Minority interests in losses of TerreStar Networks	20,655	3,263	17,392	533.0%
Minority interests in losses of TerreStar Global	654	—	654	NM
Discontinued operations	(30,422)	(89,866)	59,444	-66.1%

NM:	Not Meaningful

Gain on Sale of Investments: The gain on sale of investments increased by $11.3 million for the year ended December 31, 2006 as compared to the same period in 2005. In October 2006, we sold 3.6 million SkyTerra shares in the open market. As a result, we recognized a gain of $11.3 million for the year ended December 31, 2006.

Interest and Other Income: Interest and other income increased in 2006, as compared to 2005 as a result of increased cash balances primarily due to increased cash balances throughout the year and an increase in the rate of return on our invested balances.

Interest Expense: Interest expense in 2006, related entirely to our Senior Secured Notes issued in November, 2006.

Equity in Losses of Mobile Satellite Ventures: Effective May 1, 2002 we were required to reflect our equity share of the losses of MSV. We recorded equity in losses of MSV of $30.1 million and $25.1 million for the years ended December 31, 2006 and 2005. The MSV losses for the year ended December 31, 2006 are our 48.84% share for the period January 1 through September 24, 2006 and our 19.1% share of MSV’s losses for the period September 25 through December 31, 2006. The MSV losses for the year ended December 31, 2005 are our 38.60% share for the period January 1 through February 8, 2005 and 48.84% share of MSV’s losses for the period February 9 through December 31, 2005. Our equity in losses of MSV increased in 2006 as MSV’s expenditures on its next generation network increased.

Minority Interest in Losses of TerreStar Networks: For the year ended December 31, 2006, we recorded approximately a $56.5 million net loss for TerreStar Networks. The $20.7 million minority interest in TerreStar Networks represents the 39.4% to 30.8% investment in TerreStar Networks that was not owned by us throughout 2006.

Minority Interest in Losses of TerreStar Global: For the year ended December 31, 2006, we recorded approximately a $2.9 million net loss for TerreStar Global. The $0.7 million minority interest in TerreStar Global represents the 32.3% to 22.9% investment in TerreStar Global that was not owned by us throughout 2006.

Discontinued Operations: Discontinued operations include revenues from our DataTac and iMotient networks of $5.6 million for 2006, as compared to $13.8 million for 2005. Loss from discontinued operations decreased $59.4 million for the comparative year, primarily due to $36.2 million of lower impairment charges to our 800 MHz frequencies, $4.8 million in lower telecommunications and site lease costs related to our base stations, $8.6 million in lower depreciation and amortization expenses as a result of a reduced number of base stations and lower frequency value, $14.4 million less in asset disposals due to the base stations taken out of service in 2005, $5.7 million less of network rationalization restructuring expense and approximately $2.3 million of reduced selling, general and administrative costs. These decreases were partially offset by lower revenues of $8.2 million and an increase in non-cash stock compensation expense of approximately $4.4 million as a result of the vesting of all outstanding employee stock options upon the closing of the asset sale transaction.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, after-tax liquidation value of our investment securities, and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Based on our current business plan, we believe that we have sufficient liquidity required to conduct operations through December 31, 2008 and into the first quarter of 2009. The Company will likely face a cash deficit in the first quarter of 2009 unless it obtains additional capital. The Company cannot guarantee that financing sources will be available or available on favorable terms.

Our principal sources of liquidity consist of our existing cash on hand, the cash proceeds of recently completed capital raising transactions, and our recently secured $100 million Credit Agreement. As of December 31, 2007, including restricted cash; we had $92 million of cash on hand. After giving effect to the net proceeds from the offering of the newly issued TerreStar Notes, Exchangeable Notes, and the Credit Agreement, which were completed on February 5, 2008; as well as the sale of SkyTerra common stock on February 6, 2008, we have approximately $459 million of liquidity resources available to fund operations.

Our principal short-term liquidity needs will depend on: (i) The successful and timely completion of our satellite system construction contracts; (ii) the development of certain related ground infrastructure; (iii) the design and development of our first generation handset and chipset; and (iv) the initial roll-out of our terrestrial network. As of December 31, 2007, we had contractual obligations of $341 million due within one year, consisting of approximately $173 million related to our satellite system, $160 million related our handset, chipset, and terrestrial network, and $8 million for operating leases. We have the ability to preserve cash by deferring certain operating and capital expenditures related to the deployment of our satellite and terrestrial network into future periods. We have identified in excess of $100 million of these contractual obligations that can be eliminated or deferred beyond 2008.

Our principal long-term liquidity needs are to fund the deployment and expansion of our terrestrial network, the design of our second generation handset and chipset, and orbital incentive payments related to our satellite contracts. In addition, we will need funds for working capital purposes, which we anticipate will grow as our operations expand. As of December 31, 2007, we had aggregate contractual payment obligations of approximately $753 million, consisting of approximately $186 million for the TerreStar Networks’ satellites, approximately $21 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois, Richardson Park, Texas, data centers, site hosting agreements and approximately $546 million for obligations related to the build out of our terrestrial network. However, we have identified in excess of $400 million of these contractual obligations that can be eliminated or deferred. We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through proceeds from the sale of investment securities, the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. Although we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all.

Historically, we have relied on external funding through the issuance of debt and equity securities to fund operations. The existing indentures relating to our outstanding debt securities contain covenants that may impact our liquidity needs or limit our ability to incur future indebtedness. Specifically, the indentures governing our Exchangeable Notes and Credit Agreement, which were completed in early February 2008, require certain shareholder approvals by late July 2008 or we may be forced to accelerate repayment of the notes.

As part of the closing conditions of the sales of the Exchangeable Notes, we obtained the requisite shareholder consents to approve the required corporate actions in connection with the foregoing transactions from Harbinger and the other institutional investors who purchased the notes. As of February 7, 2008 Harbinger and such institutional investors who were also our shareholders held 53.4% of our common shares. We believe that such shareholder approval will be effective on or before the July 23, 2008 milestone date.

Summary of Cash Flows:

	Year Ended December 31,
	2007	2006 Restated
	(in thousands)
Net cash used in Operating Activities	($119,162)	($42,228)
Net cash used in Investing Activities	(246,172)	(126,445)
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	506,708	218,246
Repayments of the Senior Secured Notes	(200,000)	—
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(13,086)	(21,446)
Debt and Equity issuance costs and other charges	(14,458)	(6,245)
Purchase of treasury stock	—	(6,791)

Net cash provided by Financing Activities	279,164	183,764
Net cash provided by (used in) continuing operations	(86,170)	15,091
Net cash used in discontinued operating activities	(28)	(18,435)
Net cash provided by (used in) discontinued investing activities	3,667	(4,515)

Net cash provided by (used in) discontinued operations	3,639	(22,950)
Net decrease in cash and cash equivalents	(82,531)	(7,859)
Cash and Cash Equivalents, beginning of period	171,665	179,524

Cash and Cash Equivalents, end of period	$89,134	$171,665

Operating Activities

Net cash used in operating activities totaled $119.2 million for the year ended December 31, 2007 as compared to $42.2 million for the same period in 2006. The $77.0 million increase in net cash used in operating activities is primarily due to an increase of $23.4 million in consulting fees related to engineering, marketing and systems development, an increase of $32.5 million in research and development, and an increase of $13.0 million in salaries and benefits.

Investing Activities

Net cash used for investing activities for the year ended December 31, 2007 totaled $246.2 million as compared to $126.4 million for the same period in 2006. The increase of $119.8 million in net cash used for investing activities was primarily attributable to capital expenditures related to the satellite construction and equipment for our Dallas laboratory.

Financing Activities

Net cash provided by financing activities totaled $279.2 million for the twelve months ended December 31, 2007 as compared to $183.8 million for the same period in 2006. The increase of $95.4 million in net cash provided by financing activities is primarily a result of the issuance of TerreStar Notes for $500.0 million in 2007 and $200 million in 2006 offset by our repayment of the $200.0 million Senior Secured Notes which were issued in November 2006.

Discontinued Operations

Net cash provided from discontinued operations for the twelve months ended 2007 was $3.6 million attributable to the release of restricted cash related to the asset sale between TerreStar Corporation and GeoLogic which occurred in September 2006.

Debt Obligations

On February 14, 2007, TerreStar Networks issued $500.0 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), dated as of February 14, 2007, among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the date of issue at a rate of 15% per annum. If certain milestones are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar Notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes are scheduled to mature on February 15, 2014.

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

On August 15, 2007, $37.7 million of interest was converted into additional TerreStar Notes in accordance with the Indenture agreement. As of December 31, 2007, the carrying value of the TerreStar Notes was $568.0 million including accrued interest.

Contractual Cash Obligations

As of December 31, 2007, TerreStar Corporation had no outstanding debt or preferred stock obligations, other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. On April 15, 2007, TerreStar Corporation paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable at TerreStar Corporation’s option in cash (at a 5.25% annual interest rate) or common stock (at a 6.25% annual interest rate) through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to our ongoing litigation with certain investors. We anticipate paying the Series A dividend in cash and the Series B in common stock until such time that the Series A litigation is resolved and we satisfy the conditions required to pay the Series A dividend in common stock.

The Company leases office space and equipment under operating leases expiring through 2012.

Our corporate headquarters is located in Reston, Virginia. We lease approximately 45,000 square feet of office space for which the lease terms expire in 2009 and 2011. Additionally, we lease approximately 1,066 square feet of office space in Washington, District of Columbia for which the lease term expires in 2008 and includes a one year renewal option. We lease our network operations center and engineering laboratory facility located in Richardson Park, Texas, totaling 31,031 square feet under a lease term that expires in 2012 and includes two five-year renewal options. In addition, we lease our network testing facility located in Salt Lake City, Utah, totaling approximately 7,000 square feet of office and warehouse space under a lease term that expires in 2012. We also lease approximately 67,000 square feet of office space in Lincolnshire, IL, our former corporate headquarters, for which the lease term expires in 2010. We currently sublease approximately 18,000 square feet of office space in Lincolnshire for which the sublease terms expire in 2008 and 2010. For the years ended December 31, 2007, 2006 and 2005, the income related to the sublease agreements represented $0.2 million, zero and zero, respectively. Approximately 49,000 square feet of office space in Lincolnshire is currently underutilized capacity. We plan to sublease the underutilized space in the future as demand develops.

Rent expense represented $2.9 million, $1.2 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement. Future lease obligations under the aforementioned lease agreements are more fully described in the table below.

The following are contractual commitments as of December 31, 2007:

	TOTAL	< 1 yr	1 - 3 yrs	3 - 5 yrs	5+ yrs
	(in thousands)
TerreStar Networks Satellites	$186,596	$172,412	$14,184	$—	$—
Operating Leases	20,864	7,683	9,131	3,666	384
Network Equipment and Services	545,709	160,476	207,887	177,346	—

	$753,169	$340,571	$231,202	$181,012	$384

Other

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero (the “Dondero Affiliates”), a former director of the Company, filed a lawsuit in Dallas County, Texas, (the “Rescission Litigation”), against us challenging the validity of the Series A Preferred Stock on the basis of the confusion regarding the voting rights of our Series A Preferred Stock and seeking rescission of their purchase of shares of Series A Preferred Stock. These entities acquired 90,000 shares of Series A Preferred Stock for a purchase price of $90.0 million in the April 2005 private placement. Later, the Dondero Affiliates amended their suit to assert other grounds for rescission and damages. On November 30, 2007, the court granted TerreStar Corporation’s motion for summary judgment and dismissed the suit. The Dondero Affiliates have appealed the dismissal. We intend to vigorously contest the Dondero Affiliates’ efforts to reinstate the rescission litigation through the appeal process.

On February 1, 2008, the same four of Mr. Dondero’s Highland affiliates who filed the Rescission Litigation filed suit against TerreStar Corporation in the Commercial Division of the Supreme Court of the State of New York. In this most recent suit, the Dondero Affiliates contend that the September 2005 exchange offer by virtue of which TerreStar Corporation exchanged TerreStar Corporation’s outstanding Series A Preferred Stock for a new class of Series B Preferred Stock caused the occurrence of a Senior Security Trigger Date, supposedly requiring the Company to issue a Senior Security Notice entitling the Dondero Affiliates to redeem their Series A Preferred Stock. The Company intends to vigorously defend this action.

Please see Part I, Item 3—“Legal Proceedings”.

Off-Balance Sheet Financing

As of December 31, 2007, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) under Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2007, we do not have exposure to market risk associated with activities in derivative financial instruments or derivative commodity instruments. Currently, we invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included in Part IV, Item 15, beginning on page F-1 of this annual report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our Management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TerreStar Corporation’s Disclosure Controls and Procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2007. Our Disclosure Controls and Procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management determined that there was a control deficiency that constituted material weaknesses.

Management in assessing its Disclosure Controls and Procedures for 2007 identified a lack of sufficient control in the area of financial reporting. This control weakness allowed for material errors to our financial reports, as previously filed for annual and interim periods to go undetected. In considering our assessment of 2007 Disclosure Controls and Procedures management also re-assessed those Disclosure Controls and Procedures in place during fiscal year 2006 and identified a material weakness related to financial reporting. This material weakness was not previously identified nor reported in our 2006 Item 9A disclosure and therefore that disclosure as originally contained in our 2006 Form 10-K should no longer be relied upon. Please refer to the discussion below for more details regarding this material weakness and management’s remediation plans.

Management has identified a lack of sufficient oversight and review as well as a lack of the appropriate number of resources to ensure the complete and proper application of generally accepted accounting principles as it relates to non-routine and complex accounting transactions. Specifically, this material weakness resulted in a number of errors in the preparation of both the interim and annual consolidated financial statements and related disclosures, relating to non routine transactions involving the accounting for both the MSV and SkyTerra investments and certain stock option exchanges. As explained further in Note 3 and elsewhere in this document, the consolidated balance sheet for the fiscal year ended December 31, 2006, the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year ended December 31, 2006, as well as the financial information for the quarters ending September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 have been restated to reflect these changes.

This material weakness, if not remediated, has the potential to cause material misstatements in the future, with regard to non-routine and complex accounting transactions.

Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on the COSO criteria in Internal Control—Integrated Framework and because of these material weaknesses, we have concluded that as of December 31, 2007, internal control over financial reporting was not effective.

TerreStar Corporation’s independent auditors, Friedman, LLP, a registered public accounting firm, were appointed by the Audit Committee of our Board of Directors, and ratified by our shareholders. Friedman, LLP has audited and reported on TerreStar Corporation’s consolidated financial statements and the effectiveness of TerreStar Corporation’s internal control over financial reporting. The reports of the independent auditors are contained in this annual report.

Remediation Efforts to Address Material Weakness

TerreStar Corporation is in the process of developing and implementing remediation plans to address its material weakness. Management has identified specific remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by hiring additional technical accounting personnel to address TerreStar Corporation’s complex accounting and financial reporting requirements, and by continuing to augment existing TerreStar Corporation resources with consultants that have the technical accounting capabilities to assist in the analysis and recordation of non-routine and complex accounting transactions.

•

Improve period-end closing procedures by establishing a monthly hard close process by implementing a process that ensures the timely review and approval of non-routine and complex accounting estimates.

During the latter half of 2007, management augmented the resources in the finance department by utilizing external resources in accounting, financial reporting and technical accounting areas and implemented additional closing procedures during and for the year ended December 31, 2007, and prospectively. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2007 fairly present in all material respects the financial condition and results of operations for TerreStar Corporation in conformity with GAAP.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TerreStar Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that TerreStar Corporation (formerly Motient Corporation) and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2007, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of managements and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of un-authorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness have been identified and included in management’s assessment as of December 31, 2007:

Oversight and Review of Complex Accounting Transactions—The Company has identified a lack of sufficient oversight and review as well as a lack of sufficient resources to ensure the complete and proper application of generally accepted accounting principles as it relates to non-routine and complex accounting transactions. Specifically, this material weakness resulted in a number of errors in the preparation of both the interim and annual consolidated financials and related disclosures, relating to non-routine transactions involving the accounting for both the MSV and SkyTerra investments and certain stock based compensation issues.

In our report dated March 30, 2007, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2006. As described in the above paragraph, the Company identified material misstatements in its 2006 annual financial statements, which caused such annual financial statements to be restated. Accordingly, our report dated March 30, 2007 should no longer be relied upon.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TerreStar Corporation and subsidiaries as of December 31, 2007 and 2006 (as restated) and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, 2006 (as restated) and 2005, and our report dated March 31, 2008, expressed an unqualified opinion thereon.

We do not express an opinion or any other form of assurance on management’s statements referring to plans to remediate the material weakness identified in management’s assessment.

/s/ Friedman LLP

East Hanover, New Jersey

March 31, 2008

PART III

Items 10 through 14 will be included in our Proxy Statement for our 2008 Annual Meeting of the Stockholders, and are incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to directors and executive officers of the registrant and information regarding compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference from the Proxy Statement for the 2008 Annual Meeting.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the sections captioned “Executive Compensation” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Other Transactions” and “Election of Directors—Independence of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a).	The following documents are filed as part of this Form 10-K:

1)	The following consolidated financial statements of TerreStar Corporation are included as follows:

2)	Financial Statement Schedules

Financial Statement Schedules not included below have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

Schedule II-Valuation and Qualifying Accounts

3)	Exhibits.

3.1	Restated Certificate of Incorporation of the Company (as restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

3.2	Amended and Restated Bylaws of the Company (as amended and restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

3.3	Certificate of Correction filed to correct a certain error in the Certificate of Designations of the Series A Cumulative Convertible Preferred Stock of Motient Corporation (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K/A filed on August 3, 2005).

3.4	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 31 to Company’s Current Report on Form 8-K filed on October 31, 2005).

3.5	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, filed June 24, 2005).

3.6	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-3, filed August 7, 2006).

3.7	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (the “Q3 2007 10-Q”).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Q3 2007 10-Q).

10.1*	Motient Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-92326)).

10.2*	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-92326)).

10.3	Form of Warrant to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $3.00 per share issued to certain affiliates of Communication Technology Advisors LLC (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.4	Form of Warrant to purchase shares of the Company’s common stock issued to lenders under the Amended and Restated Term Credit Agreement dated as of January 27, 2003 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.5	Form of Warrant to purchase shares of the Company’s common stock issued to lenders under Amendment No. 1 to Amended and Restated Term Credit Agreement, dated March 16, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.6	Registration Rights Agreement, dated as of April 7, 2004, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.7	Form of Common Stock Purchase Warrant, dated as of April 7, 2004 (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.8	Registration Rights Agreement, dated as of June 30, 2004, by and among the Company and the and the investors listed therein (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 filed on July 6, 2004).

10.9	Form of Common Stock Purchase Warrant, dated as of June 30, 2004 (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 filed on July 6, 2004).

10.10	Registration Rights Agreement, dated as of November 12, 2004, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11	Form of Common Stock Purchase Warrant, dated as of November 12, 2004 (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.12	Amended and Restated Limited Partnership Agreement, dated as of November 12, 2004, by and among Motient Ventures Holding Inc., Mobile Satellite Ventures LP, et al (incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13	Registration Rights Agreement, dated February 9, 2005 by and among the Company, Telcom Satellite Ventures Inc., et al (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1/A filed on February 14, 2005).

10.14	Form of Warrant to purchase the Company’s common stock, dated February 9, 2005 (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-1/A filed on February 14, 2005).

10.15	Amended and Restated Registration Rights Agreement dated October 26, 2005 by and among the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2005).

10.16	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 15, 2005).

10.17*	Amendment to the Motient Corporation 2002 Stock Option Plan (incorporated by reference to Motient’s Registration Statement on Form S-1 filed June 24, 2005).

10.18*	Amended and Restated Employment Agreement, dated March 9, 2006, by and between the Company and Christopher Downie (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K dated March 30, 2006).

10.19*	Amended and Restated Employment Agreement, dated March 9, 2006, by and between the Company and Robert Macklin (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K dated March 30, 2006).

10.20	Exchange Agreement dated May 6, 2006 by and among the Company, Motient Ventures Holding Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K initially filed on May 11, 2006).

10.21	Form of Exchange Agreement dated May 6, 2006 by and among the Company, MVH Holdings, Inc., SkyTerra Communications, Inc., and certain corporations affiliated with Company, Columbia Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K initially filed on May 11, 2006).

10.22	Registration Rights Agreement dated May 6, 2006 by and among the Company, SkyTerra Communications, Inc., each of the Blocker Corporations and each of the stockholders of the Blocker Corporation (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K initially filed on May 11, 2006).

10.23	Form of Exchange Agreement dated May 6. 2006 by and among the Company and certain funds affiliated with Columbia Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K initially filed on May 11, 2006).

10.24	Registration Rights Agreement dated May 6. 2006 by and among the Company and certain funds affiliated with Columbia Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K initially filed on May 11, 2006).

10.25	TerreStar Networks Inc. Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 99.7 of the Current Report on Form 8-K initially filed on May 11, 2006).

10.26	Amendment No. 1 to Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP Inc. (incorporated by reference to Exhibit 99.8 of the Current Report on Form 8-K initially filed on May 11, 2006).

10.27	Asset Purchase Agreement by and among Motient Communications Inc., Logo Acquisition Corporation, et al (incorporated by reference to Exhibit 10.56 of the Registration Statement on Form S-3 initially filed on July 26, 2006).

10.28	Purchase Agreement dated August 21, 2006 by and between Motient Ventures Holding Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2006).

10.29	Registration Rights Agreement by and between the Company and SkyTerra Communications, Inc. dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 25, 2006).

10.30*	Employment Agreement by and between the Company and Myrna Newman dated November 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2006).

10.31	Second Amended and Restated Intellectual Property Assignment and License Agreement by and between TerreStar Networks Inc. and ATC Technologies, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 28, 2006).

10.32	Indenture, dated November 28, 2006 among the Company, as issuer, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., as guarantors, and U.S. Bank National Association, as trustee (including form of Senior Secured Note due 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).

10.33	Securities Purchase Agreement, dated November 27, 2006, by and among the Company, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., as the Guarantors, and the purchasers identified on Schedule of Buyers attached thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).

10.34	Security Agreement, dated as of November 28, 2006, among the Company, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., and U.S. Bank National Association, as the collateral agent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 30, 2006).

10.35	Exchange Agreement dated January 15, 2007 by and among the Company, MVH Holdings Inc. and BCE Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2007).

10.36	Registration Rights Agreement dated January 15, 2007 by and between the Company and BCE Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2007).

10.37**	Launch Services Agreement dated November 8, 2006 by and between TerreStar Networks Inc. and Arianespace (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed March 30, 2007).

10.38**	Contract between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Space-Based Network, effective January 25, 2007(incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 30, 2007).

10.39	Indenture, dated as of February 14, 2007, among TerreStar Networks Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (including form of Senior Secured PIK Note due 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2007).

10.40	U.S. Security Agreement, dated as of February 14, 2007, among TerreStar Networks Inc. and the future guarantors party thereto in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 15, 2007).

10.41	Funding Agreement, dated February 14, 2007, among the Company, Motient Ventures Holding Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 15, 2007).

10.42	Registration Rights Agreement dated March 8, 2007 by and between the Company and Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Stanfield Offshore Leveraged Assets, Ltd. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K dated March 8, 2007).

10.43	Purchase Agreement dated February 8, 2007 by and among TerreStar and JPMorgan Securities Inc., Lehman Brothers Inc. and UBS Securities LLC, as Representatives of the several initial purchasers listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K dated February 14, 2007).

10.44**	Contract between TerreStar Networks Inc. and Hughes Network Systems, LLC for the Design, Development and Supply of Satellite Base Station Subsystem, effective February 6, 2007 (incorporated by reference to Exhibit 10.52 to Company’s Form 10-Q dated May 10, 2007).

10.45	Shareholders Agreement dated April 5, 2007 between TMI Communications and Company, Limited Partnership, and TerreStar Networks Inc., and TerreStar Networks Holdings (Canada) Inc., and TerreStar Networks (Canada) Inc. (incorporated by reference to Exhibit 10.53 to Company’s Form 10-Q dated August 9, 2007).

10.46	Rights and Services Agreement dated April 5, 2007 by and between TerreStar Networks (Canada) Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.54 to Company’s Form 10-Q dated August 9, 2007).

10.47	Guarantee dated April 5, 2007 by and between TerreStar Networks (Canada) Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.55 to Company’s Form 10-Q dated August 9, 2007).

10.48**	Contract between TerreStar Networks Inc. and Nokia Siemens Networks US LLC for a Network Equipment and Services Agreement, effective August 22, 2007 (incorporated by reference to Exhibit 10.56 to Company’s Form 10-Q dated November 9, 2007).

10.49	Contract between TerreStar Networks Inc. and Elektrobit, Inc. for a Master Development & Licensing Agreement, effective August 10, 2007 (incorporated by reference to Exhibit 10.57 to Company’s Form 10-Q dated November 9, 2007).

10.50	Purchase Money Credit Agreement, dated February 5, 2008, among TerreStar Network Inc., as the borrower, the guarantors party thereto from time to time and U.S. Bank National Association, as collateral agent, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and EchoStar Corporation, as lenders. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.51	First Supplemental Indenture, dated February 7, 2008, among TerreStar Network Inc., as the issuer, certain guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.52	Second Supplemental Indenture, dated February 7, 2008, among TerreStar Network Inc., as the issuer, certain guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.53	Indenture, dated February 7, 2008, among TerreStar Network Inc., as the issuer, the Company, certain subsidiaries of TerreStar Network Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.54	Registration Rights Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc., EchoStar Corporation, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and other institutional investors party thereto. (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.55	Master Investment Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.56	Master Investment Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.57	Spectrum Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and EchoStar Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.58	Spectrum Contribution Agreement, dated February 5, 2008, among the Company and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.59*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Robert H. Brumley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.60*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Neil Hazard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.61*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Michael J. Reedy (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.62*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Dennis Matheson (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.63*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Douglas Sobieski (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.64*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Jeffrey W. Epstein (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.65***	Contract by and between TerreStar Networks Inc. and Bechtel Communications, Inc. for a Master Services Agreement, effective October 18, 2007.

10.66***	Amended and Restated Contract for Terrestar-1 by and between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Satellite Program, effective December 12, 2007.

10.67***	Amended and Restated Contract for Terrestar-2 by and between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Satellite Program, effective December 12, 2007.

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Executive Vice President, Chief Operating Officer and Treasurer (principal executive officer).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Controller and Chief Accounting Officer (principal financial officer).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Executive Vice President, Chief Operating Officer and Treasurer (principal executive officer) and Controller and Chief Accounting Officer (principal financial officer).

*	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report pursuant to Item 14(c) of this report.
**	Filed pursuant to a confidential treatment request for certain portions of this document.
***	Filed herewith and pursuant to a confidential treatment request for certain portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRESTAR CORPORATION

By:	/s/ NEIL HAZARD
Executive Vice President and Chief Financial Officer Date: March 31, 2008

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

/s/ ROBERT BRUMLEY Robert Brumley	President and Chief Executive Officer (principal executive officer)	March 31, 2008

/s/ NEIL HAZARD Neil Hazard	Executive Vice President and Chief Financial Officer (principal financial officer)	March 31, 2008

/s/ DAVID ANDONIAN David Andonian	Director	March 31, 2008

/s/ EUGENE DAVIS Eugene Davis	Director	March 31, 2008

/s/ WILLIAM FREEMAN William Freeman	Director	March 31, 2008

/s/ JACQUES LEDUC Jacques Leduc	Director	March 31, 2008

/s/ DAVID MELTZER David Meltzer	Director	March 31, 2008

/s/ DEAN OLMSTEAD Dean Olmstead	Director	March 31, 2008

/s/ DAVID RAYNER David Rayner	Director	March 31, 2008

TERRESTAR CORPORATION

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TerreStar Corporation:

We have audited the accompanying consolidated balance sheets of TerreStar Corporation (formerly Motient Corporation) and subsidiaries, as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TerreStar Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, TerreStar Corporation and subsidiaries has restated previously issued consolidated financial statements as of December 31, 2006 and for the year ended December 31, 2006.

As discussed in Notes 2 and 11 to the consolidated financial statements, TerreStar Corporation and subsidiaries changed its method of accounting for stock-based compensation during the year ended December 31, 2006 as a result of adopting Statement of Financial Accounting Standard No. 123(R), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TerreStar Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Friedman LLP

East Hanover, New Jersey

March 31, 2008

TERRESTAR CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

	2007	2006 As restated – See Note 3	2005
Operating Expenses
General and administrative (including expenses related to MSV, a related party, of $668, $313 and $1,309 and Hughes, a related party, of $1,137, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively)	$114,848	$84,253	$29,265
Research and development	43,067	10,549	2,456
Depreciation and amortization	18,222	6,796	3,480
Loss on impairment of intangibles	6,699	4,909	—
Gain on asset disposal	(123)	—	—

Total operating expenses	182,713	106,507	35,201

Operating loss from continuing operations	(182,713)	(106,507)	(35,201)
Interest expense	(45,098)	(2,608)	—
Other expense	(7,543)	—	—
Interest and other income	12,597	7,948	7,582
Equity in losses of MSV	(7,338)	(30,079)	(25,059)
Minority interests in losses of TerreStar Networks	23,262	20,655	3,263
Minority interests in losses of TerreStar Global	1,198	654	—
Gain on investments	—	11,260	—
Decrease in dividend liability	71,046	—	—
Other than temporary impairment-SkyTerra	(106,800)	—	—

Loss from continuing operations before income taxes	(241,389)	(98,677)	(49,415)
Income tax benefit (expense)	2,248	(4,535)	—

Net loss from continuing operations	(239,141)	(103,212)	(49,415)
Loss from discontinued operations	—	(30,422)	(89,866)

Net loss	(239,141)	(133,634)	(139,281)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(23,232)	(23,627)	(16,717)
Accretion of issuance costs associated with Series A and Series B	(4,542)	(4,029)	(2,409)

Net loss available to Common Stockholders	$(266,915)	$(161,290)	$(158,407)

Basic & Diluted Loss Per Share—Continuing Operations	$(3.22)	$(2.01)	$(1.10)

Basic & Diluted Loss Per Share—Discontinued Operations	$—	$(0.47)	$(1.45)

Basic & Diluted Loss Per Share	$(3.22)	$(2.48)	$(2.55)

Basic & Diluted Weighted-Average Common Shares Outstanding	83,016	64,966	62,072

See accompanying Notes to Consolidated Financial Statements

TERRESTAR CORPORATION

Consolidated Balance Sheets

As of December 31, 2007 and 2006

(In thousands, except per share amounts)

	2007	2006 As restated – See Note 3
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,134	$171,665
Cash committed for satellite construction costs	2,814	24,486
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	—	10,723
Restricted cash for Senior Secured Notes	—	13,087
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,447	4,255
Deferred issuance costs associated with Senior Secured Notes	—	5,708
Deferred issuance costs associated with TerreStar Notes	2,032	—
Assets held for sale	—	367
Other current assets	9,131	2,602

Total current assets	107,558	232,893

Restricted investments	2,648	6,255
Property and equipment, net (including amounts to Hughes, a related party, of $36,719 and $10,998 at December 31, 2007 and 2006, respectively)	571,151	259,169
Intangible assets, net	212,256	144,265
Investment in MSV	—	184,665
Investment in SkyTerra	103,733	—
Investment in SkyTerra—Restricted	221,575	254,490
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	5,958	10,692
Deferred issuance costs associated with TerreStar Notes	10,415	—
Deferred issuance costs associated with Senior Secured PIK Notes	1,112	—
Other non-current assets	6,817	—

Total assets	$1,243,223	$1,092,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (including amounts due to MSV, a related party, of $131 and $127 and Hughes, a related party, of $3,660 and $0 at December 31, 2007 and 2006, respectively)	$42,720	$12,415
Accounts payable to Loral for satellite construction contract	503	9,073
Accrued income taxes payable	—	4,641
Obligations under capital leases	59	—
Deferred rent and other current liabilities	944	1,199
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	8,368	8,174
Senior Secured Notes and accrued interest, thereon	—	202,267
Current liabilities of discontinued operations	17	45

Total current liabilities	52,611	237,814

Obligations under capital leases	97	—
Deferred rent and other long-term liabilities	1,758	3,049
SkyTerra investment dividends payable	183,444	254,490
TerreStar Notes and accrued interest, thereon	567,955	—

Total liabilities	805,865	495,353

Commitments and Contingencies
Minority interest in TerreStar Networks	12,141	68,617
Minority interest in TerreStar Global	—	1,633
Series A cumulative convertible preferred stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at December 31, 2007 and December 31, 2006)	90,000	90,000
Series B cumulative convertible preferred stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at December 31, 2007 and December 31, 2006	318,500	318,500

STOCKHOLDERS’ EQUITY:
Common stock; voting (par value $0.01; 200,000,000 shares authorized, 91,378,041 and 73,663,208 shares issued, 87,426,839 and 69,712,006 shares outstanding at December 31, 2007 and December 31, 2006, respectively)	914	737
Additional paid-in capital	806,195	631,973
Common stock purchase warrants	64,097	73,200
Less: 3,951,202 common shares held in treasury stock at December 31, 2007 and December 31, 2006	(73,877)	(73,877)
Accumulated other comprehensive income	10	—
Accumulated deficit	(780,622)	(513,707)

Total stockholders’ equity	16,717	118,326

Total liabilities and stockholders’ equity	$1,243,223	$1,092,429

See accompanying Notes to Consolidated Financial Statements

TERRESTAR CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

	2007	2006 As restated – See Note 3	2005
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(239,141)	$(133,634)	$(139,281)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations	—	30,422	89,866
Depreciation and amortization	18,222	6,796	3,480
Write off of financing fees	5,708	—	—
Equity in losses of MSV	7,338	30,079	25,059
Minority interests in losses of TerreStar Global	(1,198)	(654)	—
Minority interests in losses of TerreStar Networks	(23,262)	(20,655)	(3,263)
Loss on investments	—	(11,260)	—
Gain on asset disposal	(133)	—	—
Loss on capital lease disposal	10	—	—
Amortization of deferred financing costs	1,778	538	—
Non-cash 401(k) match	—	156	254
Stock-based compensation	25,111	35,756	11,937
Loss on impairment of intangibles	6,699	4,909	—
Restricted stock forfeited	(42)	—	—
Interest income	482	—	—
Other than temporary impairment-cost method investment	106,800	—	—
Decrease in dividend liability	(71,046)	—	—
Changes in assets and liabilities:
Other current assets	(7,065)	(345)	(1,413)
Accounts payable and accrued expenses (including payments to MSV, a related party, of $536, $1,949, and $3,948 and Hughes, a related party, of $920, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively)	20,088	9,155	2,493
Other noncurrent assets	(6,000)	—	—
Accrued interest	38,035	2,267	—
Deferred rent and other liabilities	(1,546)	4,242	(4)

Net cash used in continuing operating activities	$(119,162)	$(42,228)	$(10,872)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Cash acquired in TerreStar Networks asset purchase	$—	$—	$6,165
(Purchase) Proceeds of restricted cash and investments	45,423	61,511	(110,116)
Proceeds from the sale of investments	—	46,951	—
Proceeds from TerreStar Global rights offering	—	672	—
Proceeds from assets held for sale	500	—	—
Accounts payable to Loral for satellite construction contract	(9,073)	(59,771)	—
Notes receivable—TerreStar Canada	(750)	—	—
Additions to intangible assets	(734)	—	—
Additions to property and equipment (including payments to Hughes, a related party, of $33,276, $10,998 and $3,820 for the years ended December 31, 2007, 2006, and 2005, respectively)	(281,538)	(175,808)	(7,804)

Net cash used in continuing investing activities	$(246,172)	$(126,445)	$(111,755)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of Series A Cumulative Convertible Preferred Stock	$—	$—	$408,500
Issuance costs associated with Series A and Series B Cumulative Convertible Preferred Stock	—	—	(17,570)
Proceeds from issuance of Senior Secured Notes	—	200,000	—
Proceeds from issuance of TerreStar Notes	500,000	—	—
Proceeds from issuance of equity securities	6,708	18,246	3,525
Repayment of notes payable	—	—	(8,739)
Repayments of the Senior Secured Notes	(200,000)	—	—
Payments for capital lease obligations	(37)	—	—
Purchase of treasury stock	—	(6,791)	(67,086)
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(13,086)	(21,446)	(10,723)
Debt issuance costs and other charges	(14,421)	(6,245)	—

Net cash provided by continuing financing activities	$279,164	$183,764	$307,907

Net cash provided by (used in) continuing operations	$(86,170)	$15,091	$185,280

Net cash used in discontinued operating activities	$(28)	$(18,435)	$(21,335)
Net cash provided by discontinued investing activities	$3,667	$(4,515)	$(116)

Net cash provided by (used in) discontinued operations	3,639	(22,950)	(21,451)

Net increase (decrease) in cash and cash equivalents	(82,531)	(7,859)	163,829
CASH AND CASH EQUIVALENTS, beginning of period	171,665	179,524	15,695

CASH AND CASH EQUIVALENTS, end of period	$89,134	$171,665	$179,524

See accompanying Notes to Consolidated Financial Statements

TERRESTAR CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Common Stock Purchase Warrants	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Par Value			Shares	Amount
BALANCE, December 31, 2004	51,544,596	$516	$399,635	$28,589	—	$—	$—	$(194,009)	$234,731
Common Stock issued under the 401(k) Savings and Stock Purchase Plan	14,127	—	254	—	—	—	—	—	254
Sales of Common Stock, Net of Expenses	12,704,782	127	370,853	—	—	—	—	—	370,980
Common Stock issued for exercise of stock options	447,535	4	1,339	—	—	—	—	—	1,343
Issuance of Common Stock Warrants	—	—	(48,908)	61,071	—	—	—	—	12,163
Common Stock issued for exercise of common stock purchase warrants	1,717,678	17	17,160	(15,060)	—	—	—	—	2,117
Compensatory stock options issued to employees and consultants	—	—	7,754	—	—	—	—	—	7,754
Restricted Stock	177,786	2	4,690	—	—	—	—	—	4,692
Treasury Stock	—	—	—	—	(3,487,202)	(67,086)	—	—	(67,086)
Net loss	—	—	—	—	—	—	—	(139,281)	(139,281)
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	(16,717)	(16,717)
Accretion of issuance costs on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	(2,409)	(2,409)

BALANCE, December 31, 2005	66,606,504	666	752,777	74,600	(3,487,202)	(67,086)	—	(352,416)	408,541
Common Stock issued under the 401(k) Savings and Stock Purchase Plan	7,806	—	156	—	—	—	—	—	156
Sales of Common Stock, Net of Expenses	6,252,721	63	93,455	—	—	—	—	—	93,518
Common Stock issued for exercise of stock options	121,165	1	494	—	—	—	—	—	495
Common Stock issued for exercise of common stock purchase warrants	145,012	2	1,843	(1,400)	—	—	—	—	445
Exercise of TerreStar stock options	—	—	(1,715)	—	—	—	—	—	(1,715)
Stock option compensation expense	—	—	32,674	—	—	—	—	—	32,674
Restricted Stock issued	530,000	5	6,423	—	—	—	—	—	6,428
Treasury Stock acquired	—	—	—	—	(464,000)	(6,791)	—	—	(6,791)
Net loss	—	—	—	—	—	—	—	(133,635)	(133,635)
Distribution of TerreStar Global	—	—	356	—	—	—	—	—	356
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	(23,627)	(23,627)
Accretion of issuance costs on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	(4,029)	(4,029)
Dividend Liability	—	—	(254,490)	—	—	—	—	—	(254,490)

BALANCE, December 31, 2006, As restated—See Note 3	73,663,208	737	631,973	73,200	(3,951,202)	(73,877)	—	(513,707)	118,326
Common stock issued under the 401(k) savings and stock purchase plan	834	—	10	—	—	—	—	—	10
Exchange of Common Stock (See Note 10)	15,128,642	151	123,273	—	—	—	—	—	123,424
Common Stock issued for exercise of stock options	44,393	—	2,179	—	—	—	—	—	2,179
Common Stock issued for exercise of common stock purchase warrants	1,500,045	15	13,607	(9,103)	—	—	—	—	4,519
Stock option compensation expense		—	25,253	—	—	—	—	—	25,253
Restricted Stock forfeited	(20,000)	—	(42)	—	—	—	—	—	(42)
Net loss	—	—	—	—	—	—	—	(239,141)	(239,141)
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	1,060,919	11	9,942	—	—	—	—	(23,232)	(13,279)
Accretion of issuance costs on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	(4,542)	(4,542)
Translation Adjustments	—	—	—	—	—	—	10	—	10

BALANCE, December 31, 2007	91,378,041	$914	$806,195	$64,097	(3,951,202)	$(73,877)	$10	$(780,622)	$16,717

See accompanying Notes to Consolidated Financial Statements

TERRESTAR CORPORATION

Notes to Consolidated Financial Statements

Note 1.     Organization and Description of Business

General

TerreStar Corporation was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the integrated satellite wireless communications business through its ownership of TerreStar Networks, its principal operating entity, and TerreStar Global. We changed our name from Motient Corporation to TerreStar Corporation in 2007.

Our primary business is TerreStar Networks, a Reston, Virginia based future provider of advanced mobile satellite services for the North American market. Previously, we operated a two-way terrestrial wireless data communications service. On September 14, 2006, we sold most of the assets and liabilities relating to that business. Our historical financial statements present this terrestrial wireless business as a discontinued operation. Pursuant to such presentation, our current period continuing operations are reflected as a single operating unit.

As of December 31, 2007, we had two wholly-owned subsidiaries, MVH Holdings Inc and Motient Holdings Inc, an 86% interest in TerreStar Networks and an 85% interest in TerreStar Global. Additionally, we held approximately 42% non-voting interest in SkyTerra Communications, Inc (“SkyTerra”), a mobile satellite communications company. As of December 31, 2007, SkyTerra owned approximately 11% of TerreStar Networks common stock.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, after-tax liquidation value of our investment securities, and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Based on our current business plan, we believe that we have sufficient liquidity required to conduct operations through December 31, 2008 and into the first quarter of 2009. The Company will likely face a cash deficit in the first quarter of 2009 unless it obtains additional capital. The Company cannot guarantee that financing sources will be available or available on favorable terms.

Our principal sources of liquidity consist of our existing cash on hand, the cash proceeds of recently completed capital raising transactions, and our recently secured $100 million Credit Agreement. As of December 31, 2007, including restricted cash; we had $92 million of cash on hand. After giving effect to the net proceeds from the offering of the newly issued TerreStar Notes, Exchangeable Notes, and the Credit Agreement, which were completed on February 5, 2008; as well as the sale of SkyTerra common stock on February 6, 2008, we have approximately $459 million of liquidity resources available to fund operations.

Our principal short-term liquidity needs will depend on: (i) The successful and timely completion of our satellite system construction contracts; (ii) the development of certain related ground infrastructure; (iii) the design and development of our first generation handset and chipset; and (iv) the initial roll-out of our terrestrial network. As of December 31, 2007, we had contractual obligations of $341 million due within one year, consisting of approximately $173 million related to our satellite system, $160 million related our handset, chipset, and terrestrial network, and $8 million for operating leases. We have the ability to preserve cash by deferring certain operating and capital expenditures related to the deployment of our satellite and terrestrial network into future periods. We have identified in excess of $100 million of these contractual obligations that can be eliminated or deferred beyond 2008.

Our principal long-term liquidity needs are to fund the deployment and expansion of our terrestrial network, the design of our second generation handset and chipset, and orbital incentive payments related to our satellite contracts. In addition, we will need funds for working capital purposes, which we anticipate will grow as our operations expand. As of December 31, 2007, we had aggregate contractual payment obligations of approximately $753 million, consisting of approximately $186 million for the TerreStar Networks’ satellites, approximately $21 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois, Richardson Park, Texas, data centers, site hosting agreements and approximately $546 million for obligations related to the build out of our terrestrial network. However, we have identified in excess of $400 million of these contractual obligations that can be eliminated or deferred. We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through proceeds from the sale of investment securities, the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. Although we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all.

Historically, we have relied on external funding through the issuance of debt and equity securities to fund operations. The existing indentures relating to our outstanding debt securities contain covenants that may impact our liquidity needs or limit our ability to incur future indebtedness. Specifically, the indentures governing our Exchangeable Notes and Credit Agreement, which were completed in early February 2008, require certain shareholder approvals by late July 2008 or we may be forced to accelerate repayment of the notes.

As part of the closing conditions of the sales of the Exchangeable Notes, we obtained the requisite shareholder consents to approve the required corporate actions in connection with the foregoing transactions from Harbinger and the other institutional investors who purchased the notes. As of February 7, 2008 Harbinger and such institutional investors who were also our shareholders held 53.4% of our common shares. We believe that such shareholder approval will be effective on or before the July 23, 2008 milestone date.

Narrative Description of the Business

TerreStar Networks Inc.

TerreStar Networks is our principal operating entity. In cooperation with its Canadian partner, 4371585 Communications and Company, Limited Partnership (“4371585 Communications”), formerly TMI Communications and Company, Limited Partnership, we plan to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service (“MSS”) using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. TerreStar Networks is in the process of building its first satellite pursuant to a construction contract with Space Systems/Loral, Inc. (“Loral”). Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with standard wireless devices.

Our ability to offer these services depends on TerreStar Networks’ right to receive certain regulatory authorizations allowing it to provide MSS/ATC in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, in order to provide ATC in the

United States and Canada we must file additional applications separately from our satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada.

TerreStar Networks was initially created as a subsidiary of MSV established to, among other things, develop a satellite communications system using the S-band. On May 11, 2005, we began to increase our ownership interest in TerreStar Networks when, in conjunction with a spin-off of TerreStar Networks to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar Networks common stock. In conjunction with this transaction, TerreStar Networks also entered into an agreement with MSV’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

Since May 11, 2005, we have consolidated TerreStar Networks financial results in our financial statements.

Through TerreStar Networks, we plan to develop, build and operate an all IP-based 4G integrated satellite and terrestrial communications network to provide mobile communication services throughout the United States and Canada. Our network will address the growing demand for wireless mobile services across the government, commercial, and consumer segments. We plan to market these services on a wholesale basis to government agencies and commercial enterprises.

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. All of our spectrum is eligible for ATC status. ATC authorization provides the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. Our planned network is designed to allow an end user to seamlessly communicate with a terrestrial wireless network or our satellite through a conventional mobile device, optimizing service quality, continuity and geographic coverage.

We believe our planned all IP-based 4G network design will improve on existing network architecture and components to deliver greater network capacity, more efficiently and at a lower cost, than existing wireless networks. In December 2008, we plan to launch our first multi-spot beam geostationary satellite, TerreStar-1, which is designed so that the beams can be refocused dynamically. We are also currently developing a next-generation terrestrial network, which we believe will enable us to offer our integrated satellite/terrestrial service by the end of 2009. We are working with several vendors to develop a universal chipset architecture that can be incorporated into a wide range of mobile devices, including small, lightweight and inexpensive handsets.

We believe our network’s satellite and terrestrial mobile capabilities will serve the needs of various users, such as U.S. and Canadian government and emergency first responder personnel who require reliable, uninterrupted and interoperable connectivity that can be provided by an integrated satellite and terrestrial network. In October 2006, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Defense Information System Agency (“DISA”) to jointly develop a North American emergency response communications network. We expect the CRADA to result in the development of products that will mutually benefit us and the U.S. government. We also believe that our planned network will appeal to a broad base of potential end users, customers and strategic partners, including those in the media, technology and communications sectors, logistics and distribution sectors and other sectors requiring uninterrupted wireless service.

Our Relationship with TerreStar Canada and 4371585 Communications

MSV formed TerreStar Networks in 2002 as a wholly-owned subsidiary and subsequently spun TerreStar Networks off to MSV’s owners, which included TMI Communications and Company, Limited Partnership (now known as “4371585 Communications”) and TerreStar Corporation or entities controlled by each. As part of the spin-off of TerreStar Networks, TMI Communications became contractually obligated to assign, subject to necessary regulatory approvals, its Industry Canada approval in principle to TerreStar Networks, or to an entity designated by TerreStar Networks that is eligible under Canadian law to hold the approval in principle. TerreStar Networks negotiated and committed, pursuant to a master agreement, to enter into the Transfer Agreements with TMI Communications (TMI Communications’ outstanding obligations under the Transfer Agreements were assumed by 4371585 Communications on December 20, 2007 as the transferee of TMI Communications’ interest in TerreStar Canada Holdings), TerreStar Canada, TerreStar Canada Holdings and certain other related parties (the “Transfer Agreements”) pursuant to which TerreStar will transfer TerreStar-1 to TerreStar Canada and TMI Communications effectuated the transfer of its Industry Canada approval in principle to TerreStar Canada and FCC authorization to TerreStar Networks. 4371585 Communications’ assignment of its Industry Canada approval to TerreStar Networks was authorized by Industry Canada on April 27, 2007. This authorization transferred the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 degrees west longitude orbital position in order to provide MSS in Canada. On October 10, 2007, Industry Canada clarified that the authorization as transferred included the authority to operate at 111.0 degrees west longitude. In order to comply with Canada’s telecommunications foreign ownership rules, title to TerreStar-1 is expected to be transferred to TerreStar Canada at the time that title would have otherwise transferred to TerreStar Networks under the terms of its satellite construction contract with Loral, as amended.

The Transfer Agreements also provide for, among other things, the license of certain intellectual property rights to TerreStar Canada, the grant to TerreStar Networks of an indefeasible right to use capacity on TerreStar-1, and the provision by TerreStar Networks to TerreStar Canada of various consulting and other services. In addition, we are required to fund TerreStar Canada’s operating losses.

TerreStar Networks owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by 4371585 Communications. TerreStar Networks’ interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules.

Upon the receipt of approval from Industry Canada to transfer the Industry Canada approval in principle from TMI Communications to TerreStar Canada on April 27, 2007, (1) TerreStar Networks entered into a Shareholders’ Agreement, or the TerreStar Canada Shareholders’ Agreement, a Rights and Services Agreement, or the Rights and Services Agreement, a Guarantee and Share Pledge Agreement, or the TMI Guarantee and certain other Transfer Agreements, (2) TerreStar Canada executed a Guarantee in favor of TerreStar Networks, referred to as the TerreStar Canada Guarantee, and (3) TerreStar Networks and certain other parties entered into certain other Transfer Agreements. Set out below is a description of certain of the Transfer Agreements.

Effective December 20, 2007 BCE completed a restructuring which resulted in TMI Communications transferring all of its shares of TerreStar Canada Holdings to 4371585 Communications. 4371585 Communications is a wholly-owned subsidiary of BCE.

In connection with the restructuring, TMI Communications entered into an Agreement to be Bound and Release dated December 20, 2007 pursuant to which TMI Communications agreed to transfer to 4371585 Communications its 66 2/3% interest in TerreStar Canada Holdings and 4371585 Communications agreed to become bound by the terms and conditions of the TerreStar Canada Shareholders’ Agreement. Further, pursuant to the Agreement to be Bound and Release, each of the parties to the TerreStar Canada Shareholders’ Agreement released and discharged TMI Communications from its obligations under the TerreStar Canada Shareholders’ Agreement.

TMI Communications also entered into a Joinder Agreement dated December 20, 2007 with 4371585 Communications, TerreStar Networks, TerreStar Canada and TerreStar Corporation, pursuant to which 4371585 Communications agreed to be bound by the terms and conditions of the Transfer Agreements to which TMI

Communications was a party including, but not limited to, the TMI Guarantee, and the parties thereto agreed to release and discharge TMI Communications from its obligations under such Transfer Agreements.

On May 29, 2007 and June 15, 2007, pursuant to our Master Services Agreement with TerreStar Canada, we loaned TerreStar Canada $0.4 million and $0.35 million, respectively. Each note pays interest at 15.15%, and both mature on January 1, 2009.

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in approximate proportion to their holdings, the majority of which came from TerreStar Corporation. As of December 31, 2007, TerreStar Corporation owned approximately 85% of the outstanding shares of TerreStar Global.

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

On August 13, 2007, TerreStar Global issued a press release announcing that it intends to offer securities in a private offering. Neither the terms of the securities nor the amount of the proposed financing have been determined. As of December 31, 2007 this financing has not been completed. There can be no assurance that the financing will be completed. TerreStar Global intends to use the net proceeds from the offering to commence the construction of its satellite, to secure European 2GHz MSS S-band spectrum, and for general corporate purposes.

MSV and SkyTerra

On June 29, 2000, we formed a joint venture subsidiary, Mobile Satellite Ventures LP (“MSV”), with certain other parties, in which it owned 80% of the membership interests. Three investors unrelated to us owned the remaining 20% interests in MSV. The minority investors had certain participating rights which provided for their participation in certain major business decisions that were made in the normal course of business; therefore, in accordance with EITF No 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, our investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. As a result of MSV’s capital transactions through 2004, our ownership interest decreased to 30%.

Through a series of transactions in 2005, we issued 12.7 million shares of our common stock and warrants to purchase common stock in exchange for 3.6 million MSV limited partnership units. In connection with these transactions, we allocated $100 million and $270 million of the excess of the purchase price to the proportionate underlying equity of MSV to identifiable intangibles (spectrum rights and intellectual property) and goodwill, respectively.

In 2006, we entered into the MSV Exchange Agreement, pursuant to which we agreed to exchange all of its interests in MSV and all of our shares of Mobile Satellite Ventures GP Inc. (“MSV GP”) for approximately 47.9 million shares of non-voting common stock of SkyTerra Communications, Inc. (“SkyTerra”) in one or more closings. As part of the agreement, we agreed to use its commercially reasonable efforts to distribute approximately 25.5 million SkyTerra shares to our common stockholders and approximately 4.4 million to preferred stockholders, to the extent the preferred holders convert to common stock. In September 2006, we exchanged approximately 60% of our MSV interests for approximately 29.1 million shares of SkyTerra non-voting common stock, of which 3.6 million were sold shortly thereafter. During 2007, we exchanged our remaining interests in MSV for approximately 18.9 million SkyTerra non-voting shares.

As of December 31, 2007 and 2006, our SkyTerra and MSV ownership interests were 42% and zero, respectively.

Note 2.     Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts are eliminated upon consolidation. Investments in which the company does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. The Company monitors investments for other than temporary declines in value and makes reductions in value when appropriate.

The Company’s investment in MSV was accounted for under the equity method since 2001. Accordingly, the investment in MSV was carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements and notes thereto to conform to the current year presentation.

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s most significant estimates relating to its continuing operations include the valuation of stock based compensation, the valuation of deferred tax assets and long-lived assets. In addition, significant estimates related to the Company’s discontinued operations included its valuation for doubtful accounts and the valuation of long-lived terrestrial wireless assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash and Investments

At December 31, 2007, the Company had $5.5 million of restricted cash and investments held in money market escrow accounts. Included in that amount is approximately $2.8 million restricted in accordance with the Company’s satellite construction contract. In addition, approximately $2.3 million is restricted in accordance with the Company’s asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation, and approximately $0.4 million is restricted in accordance with various leases and security deposits.

The Company had $54.6 million of restricted cash and investments at December 31, 2006 held in money market escrow accounts and Certificates of Deposit. This amount is comprised of $24.5 million restricted in accordance with the Company’s satellite construction contract, $10.7 million restricted in accordance with the Company’s preferred stock agreements, which was paid in April 2007, and $13.1 million restricted in accordance with the TerreStar Corporation’s Senior Secured Notes and were reflected as current assets, which was also paid during 2007. Restricted investments of $6.3 million were reflected as non-current, of which $5.9 million was restricted in accordance with the Company’s assets purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation and $0.4 million was restricted in accordance with various lease and security deposits.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses related to non-trade receivables. Our estimate of the allowance for doubtful accounts related to non-trade receivables is based on historical collection experience and known disputes. Accounts are written off as uncollectible at the discretion of management. This policy, while it currently relates to TerreStar Corporation’s discontinued operations, is the same policy TerreStar Corporation will use when its operations produce revenues.

Property and Equipment

We record property and equipment, or P&E, including leasehold improvements at cost. P&E consists of network, lab, office and computer equipment, internal use software, and leasehold improvements. The satellite and terrestrial network assets under construction primarily include materials, labor, equipment and interest related to the construction and development of our satellite and billing system. The satellite and terrestrial network assets under construction are not depreciated until placed into service. Interest capitalized in connection with the satellite and terrestrial network assets under construction totaled $27.6 million and $0.3 million in 2007 and 2006 respectively. Repair and maintenance costs are expensed as incurred.

In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal use” (“SOP 98-1”), we capitalize software developed or obtained for internal use during the application development stage. These costs are included in property and equipment and, when the software is placed in service, are depreciated over an estimated useful life of three years. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

The cost of P&E is depreciated on a straight-line basis over the estimated economic useful lives as follows:

Long Lived Assets	Estimated Useful Life
Network, lab and office equipment	5 years
Computers, software and equipment	3 years
Leasehold improvements	Lesser of lease
term or
estimated
useful life
Definite lived intangible assets	15 years

Satellite and Terrestrial Network Assets Under Construction	15 years	(to begin at launch)

Intangible Assets

Definite lived intangible assets primarily consist of intangible assets related to Federal Communications Commission (“FCC”) spectrum clearing frequencies and other intellectual property that were obtained in connection with several exchange transactions of TerreStar Corporation common stock for TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2006. Definite lived intangible assets are amortized over an estimated economic useful life of fifteen years.

Valuation of Long-Lived and Intangible Assets

We evaluate whether long-lived and intangible assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of an asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Investment in SkyTerra

We have accounted for our investment in SkyTerra at cost in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”. Our investment in SkyTerra was obtained as a result of the MSV Exchange Agreement in 2006. Our MSV partnership units were exchanged for shares in SkyTerra in both 2006 and 2007. Although our investment in common stock is non-voting, we determined the fair value of our investment based on the trading sales prices of SkyTerra shares as listed on the OTC Bulletin Board (“SKYT”).

Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax asset and liability account balances are calculated at the balance sheet date using current tax laws and rates for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely that such assets will not be realized.

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents and other accrued expenses approximate cost because of their short maturities. We value our debt instruments at cost. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Treasury Stock

We account for the purchase of treasury stock at cost. Upon reissuance of shares of treasury stock, we record any difference between the weighted-average cost of such shares and any proceeds received as additional paid-in-capital.

Stock Based Compensation

The Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” on January 1, 2006. The Company elected the modified prospective transition method provided under SFAS 123(R) and consequently prior period results have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under this transition method, compensation cost associated with stock-based awards recognized beginning in 2006 now includes compensation expense related to the grant date fair value for the remaining unvested portion of stock-based awards granted prior to December 31, 2005 and compensation expenses related to stock-based awards granted subsequent to December 31, 2005.

The fair value of options is estimated using the Black-Scholes option-pricing model which considers, among many factors, the expected life of the award and the expected volatility of the Company’s stock price.

Research and Development Costs

The costs of research and development activities are expensed when incurred. Research and development activities consist of costs related to the development of our integrated satellite and terrestrial communications network, salaries, wages and other related costs of personnel engaged in research and development activities, and the costs of intangible assets that are purchased from others for use in research and development activities that have alternative future uses. Costs that are not clearly related to research and development activities or routine in nature are excluded from research and development costs.

Earnings (Loss) per Common Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per common share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. This includes the reported net income (loss) plus the loss attributable to preferred stock dividends and accretion. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible Preferred Stock computed using the if-converted method.

Shares issuable under our equity plans were antidilutive in 2007, 2006 and 2005 because we incurred a net loss from continuing operations. For the years ended 2007, 2006, and 2005 we had approximately 690,000, 758,000 and 6.7 million options and warrants respectively that were exercisable because the average market price was greater than the exercise price. We also had 408,500 shares of preferred stock convertible into 12.3 million common shares which were not included since their effects were antidilutive for the years ended 2007, 2006 and 2005.

Translation of Foreign Currencies

The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, with resulting translation gains and losses accumulated in a separate component of shareholders’ equity. Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the period.

Comprehensive Income

Comprehensive income refers to the change in an entity’s equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity’s owners. For the Company, the only item other than net loss that is included in comprehensive income is foreign currency translation adjustments. Comprehensive loss was approximately $239 million, $134 million and $139 million for the years ended December 31, 2007, 2006 and 2005 respectively. Accumulated other comprehensive income as reflected in the Consolidated Balance Sheets, consists of cumulative foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issues SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB agreed to issue as a final FSP FAS 157-b, “Effective Date of FASB Statement 157” at its February 6, 2008 meeting. The FSP provided a one-year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, Statement 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

Since SFAS 157 was deferred until January 1, 2009 for non-financial assets and liabilities, there will be no impact on any fair value measurement related to recurring impairment tests on these non-financial assets for the year ending December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. SFAS 159 is not applicable to the Company’s financial statements for the year ending December 31, 2007.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements is currently not determined.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” which replaces FASB Statement No. 141, and applies to all business entities. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and short-term investments. The Company periodically invests its cash balances in temporary or overnight investments. The Company’s short-term investments include debt securities such as commercial paper, time deposits, certificates of deposit, banker acceptances and marketable direct obligations of the United States Treasury with high credit quality financial institutions. At December 31, 2007, the Company had approximately $89 million of cash deposits, excluding restricted cash, in excess of amounts insured by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses on cash deposits.

Note 3.     Restatement to Previously Issued Financial Statements

As previously announced on February 20, 2008, TerreStar Corporation and its Audit Committee concluded that our consolidated financial statements for the year ended December 31, 2006 and the quarters ended

September 30, 2006, March 31, 2007, June 30, 2007, and September 30, 2007, would be restated for the correction of errors resulting from its historical accounting associated with the Exchange Agreement (the “MSV Exchange Agreement”) with SkyTerra Communications, Inc. (“SkyTerra”) which was entered in on May 6, 2006 and consummated on September 25, 2006. Details surrounding the nature of the corrections are as follows:

Under the MSV Exchange Agreement, we agreed to exchange all of our shares of common stock of Mobile Satellite Ventures GP Inc. (“MSV GP”) and all of our limited partnership interests of Mobile Satellite Ventures LP (“MSV”) for approximately 47.9 million shares of non-voting common stock of SkyTerra in one or more closings. As part of the exchange, we agreed to use our commercially reasonable efforts to distribute approximately 25.5 million SkyTerra shares to our common stockholders. To date, we have been unable to distribute these shares to our stockholders because of questions surrounding our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). Until such time as the Series A Preferred Stock is no longer outstanding or questions regarding the Series A Preferred Stock have been resolved, we are unable to pay this dividend. After discussions with our Audit Committee, external auditors and the staff of the SEC, we determined that we should have recorded a liability for this dividend and shall continue to record this liability until such time as we are able to distribute these shares to our common stockholders. The error correction resulted in a decrease to additional paid in capital and a corresponding increase to establish the dividend liability at September 30, 2006. Subsequent to this change, we analyzed the value of the SkyTerra shares on a quarterly basis as prescribed under APB 18 to determine if an other than temporary impairment on the cost basis of the shares had occurred. To the extent that we recognized an impairment charge relative to the shares reserved for the dividend liability, we adjusted the dividend liability accordingly.

We also determined, and the Audit Committee approved, that we should have used the historical cost basis of our interests in MSV and MSV GP immediately preceding the exchange to record our investment in SkyTerra as of September 30, 2006. Our historical accounting recognized a gain on the exchange which was subsequently written down to below our cost basis as a result of other than temporary impairment charges associated with this investment. The error correction resulted in a decrease to our investment in SkyTerra and a reversal of the gain recorded on the exchange of MSV interests for SkyTerra shares in the quarter ended September 30, 2006. In addition, our investment in SkyTerra was originally accounted for in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and is now accounted for under the cost method as prescribed by APB 18, The Equity Method of Accounting for Investments in Common Stock. The impact of this change in accounting resulted in the reversal of several “mark to market” adjustments recorded in other comprehensive income (loss) for certain of the periods restated. In addition, in the original exchange transaction approximately $9 million of deal costs were reported as a reduction of the gain in our Statement of Operations as of September 30, 2006. As we have now determined that the gain was recorded in error, the $9 million deal costs are reflected in general and administrative expenses as a period cost. During the fourth quarter of 2006, we concluded that we were improperly reducing our basis in our investment of MSV by our proportional share of stock compensation expense, which was recorded in our line item Equity in losses of MSV. This adjustment was not material and was reflected in our Investment in MSV balance at December 31, 2006. We made this adjustment in the quarter ended September 30, 2006 to properly reflect our Investment in MSV and dividend liability as a result of the MSV Exchange Agreement.

Subsequent to our previous announcement dated February 20, 2008, we identified an error in our previously issued financial statements related to the calculation of the stock-based compensation expense during the quarter ended June 30, 2007 related to the one-time May 23, 2007 stock option exchange transaction between TerreStar Corporation and TerreStar Networks, in which we overstated expense by $8 million.

The following table presents the effect of the restatement adjustments upon our previously reported Consolidated Statement of Operations (in thousands, except per share amounts):

	For the Year Ended December 31, 2006
	As Reported	Adjustments	Restated
Operating Expenses
General and administrative	$75,395	$8,858	$84,253
Research and development	10,549	—	10,549
Depreciation and amortization	6,796	—	6,796
Loss on impairment of intangibles	4,909	—	4,909

Total operating expenses	97,649	8,858	106,507

Operating loss from continuing operations	(97,649)	(8,858)	(106,507)
Interest expense	(2,608)	—	(2,608)
Interest and other income	7,948	—	7,948
Equity in losses of MSV	(30,079)	—	(30,079)
Minority interests in losses of TerreStar Networks	20,655	—	20,655
Minority interests in losses of TerreStar Global	654	—	654
Gain on investments	41,422	(30,162)	11,260
Decrease in dividend liability	—	—	—
Other than temporary impairment-SkyTerra	—	—	—

Loss from continuing operations before income taxes	(59,657)	(39,020)	(98,677)
Income tax benefit (expense)	(4,535)	—	(4,535)

Net loss from continuing operations	(64,192)	(39,020)	(103,212)
Loss from discontinued operations	(30,422)	—	(30,422)

Net loss	(94,614)	(39,020)	(133,634)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(23,627)	—	(23,627)
Accretion of issuance costs associated with Series A and Series B	(4,029)	—	(4,029)

Net loss available to Common Stockholders	$(122,270)	$(39,020)	$(161,290)

Basic & Diluted Loss Per Share—Continuing Operations	$(1.41)	$(0.60)	$(2.01)

Basic & Diluted Loss Per Share—Discontinued Operations	$(0.47)	$—	$(0.47)

Basic & Diluted Loss Per Share	$(1.88)	$(0.60)	$(2.48)

Basic & Diluted Weighted-Average Common Shares Outstanding	64,966	—	64,966

The following table presents the effect of the restatement adjustments upon our previously reported Consolidated Balance Sheet (in thousands):

	December 31, 2006
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,665	$—	$171,665
Cash committed for satellite construction costs	24,486	—	24,486
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	10,723	—	10,723
Restricted cash for Senior Secured Notes	13,087	—	13,087
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,255	—	4,255
Deferred issuance costs associated with Senior Secured Notes	5,708	—	5,708
Assets held for sale	367	—	367
Other current assets	2,602	—	2,602

Total current assets	232,893	—	232,893

Restricted investments	6,255	—	6,255
Property and equipment, net	259,169	—	259,169
Intangible assets, net	144,265	—	144,265
Investment in MSV	184,665	—	184,665
Investment in SkyTerra	293,510	(293,510)	—
Investment in SkyTerra—Restricted	—	254,490	254,490
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	10,692	—	10,692

Total assets	$1,131,449	$(39,020)	$1,092,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,415	$—	$12,415
Accounts payable to Loral for satellite construction contract	9,073	—	9,073
Accrued income taxes payable	4,641	—	4,641
Deferred rent and other current liabilities	1,199	—	1,199
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	8,174	—	8,174
Senior Secured Notes and accrued interest, thereon	202,267	—	202,267
Current liabilities of discontinued operations	45	—	45

Total current liabilities	237,814	—	237,814

Deferred rent and other long-term liabilities	3,049	—	3,049
SkyTerra investment dividends payable	—	254,490	254,490

Total liabilities	240,863	254,490	495,353

Commitments and Contingencies
Minority interest in TerreStar Networks	68,617	—	68,617
Minority interest in TerreStar Global	1,633	—	1,633
Series A cumulative convertible preferred stock	90,000	—	90,000
Series B cumulative convertible preferred stock	318,500	—	318,500

STOCKHOLDERS’ EQUITY:
Common stock	737	—	737
Additional paid-in capital	886,463	(254,490)	631,973
Common stock purchase warrants	73,200	—	73,200
Less: 3,951,202 common shares held in treasury stock at December 31, 2007 and December 31, 2006	(73,877)	—	(73,877)
Accumulated deficit	(474,687)	(39,020)	(513,707)

Total stockholders’ equity	411,836	(293,510)	118,326

Total liabilities and stockholders’ equity	$1,131,449	$(39,020)	$1,092,429

The following table presents the effect of the restatement adjustments upon our previously reported Consolidated Statement of Cash Flows (in thousands):

	For the Year Ended December 31, 2006
	As Reported	Adjustments	Restated
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(94,614)	$(39,020)	$(133,634)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Income from discontinued operations	30,422	—	30,422
Depreciation and amortization	6,796	—	6,796
Equity in losses of MSV	30,079	—	30,079
Minority interests in losses of TerreStar Global	(654)	—	(654)
Minority interests in losses of TerreStar Networks	(20,655)	—	(20,655)
Gain (loss) on investments	(41,422)	30,162	(11,260)
Amortization of deferred financing costs	538	—	538
Non-cash 401(k) match	156	—	156
Stock-based compensation	35,756	—	35,756
Loss on impairment of intangibles	4,909	—	4,909
Changes in assets and liabilities:
Other current assets	(345)	—	(345)
Accounts payable and accrued expenses	9,155	—	9,155
Accrued interest	2,267	—	2,267
Deferred rent and other liabilities	4,242	—	4,242

Net cash used in continuing operating activities	$(33,370)	$(8,858)	$(42,228)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds of restricted cash and investments	$61,511	$—	$61,511
Proceeds from the sale of investments	46,951	—	46,951
Proceeds from TerreStar Global rights offering	672	—	672
Accounts payable to Loral for satellite construction contract	(59,771)	—	(59,771)
Additions to property and equipment	(175,808)	—	(175,808)

Net cash used in continuing investing activities	$(126,445)	$—	$(126,445)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of Senior Secured Notes	$200,000	$—	$200,000
Proceeds from issuance of equity securities	9,388	8,858	18,246
Purchase of treasury stock	(6,791)	—	(6,791)
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(21,446)	—	(21,446)
Debt issuance costs and other charges	(6,245)	—	(6,245)

Net cash provided by continuing financing activities	$174,906	$8,858	$183,764

Net cash provided by continuing operations	$15,091	$—	$15,091

Net cash used in discontinued operating activities	$(18,435)	$—	$(18,435)
Net cash used in discontinued investing activities	$(4,515)	$—	$(4,515)

Net cash used in discontinued operations	(22,950)	—	(22,950)

Net decrease in cash and cash equivalents	(7,859)	—	(7,859)
CASH AND CASH EQUIVALENTS, beginning of period	179,524	—	179,524

CASH AND CASH EQUIVALENTS, end of period	$171,665	$—	$171,665

Note 4.     Assets Held for Sale

On July 26, 2007, the Company sold its spectrum frequency assets held for sale to Nextel Communications for approximately $0.5 million pursuant to an asset purchase agreement executed between Motient Communications Inc., Motient License Inc., subsidiaries of TerreStar Corporation, and Nextel dated April 13, 2007. The Company recognized a $0.1 million gain for the year ended December 31, 2007.

Note 5.     Property and Equipment

The components of property and equipment as of December 31, 2007 and 2006 are presented in the table below.

	December 31, 2007	December 31, 2006
	(in thousands)
Network equipment	$2,578	$892
Lab equipment	7,905	1,791
Office equipment	5,332	1,498
Leasehold Improvements	2,963	1,769
Satellite construction in progress	526,140	253,352
Terrestrial Network under Construction	28,866	—

	573,784	259,302
Less accumulated depreciation	(2,633)	(133)

Property and equipment, net	$571,151	$259,169

The satellite construction in progress and terrestrial network under construction includes $26.8 million and $1.1 million respectively, of interest capitalized as of December 31, 2007.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $2.6 million, $0.1 million and $0.1 million, respectively.

Note 6.     Intangible Assets

Intangible assets as of December 31, 2007 and 2006 are presented in the table below.

	December 31, 2007	December 31, 2006
	(in thousands)
2 GHz licenses	$202,324	$131,216
Intellectual Property	35,704	23,156

	238,028	154,372
Less accumulated amortization	(25,772)	(10,107)

Intangible assets, net	$212,256	$144,265

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $15.7 million, $6.7 million and $3.4 million, respectively.

Assets acquired in the May 11, 2005 asset purchase of TerreStar Networks were recorded on the Company’s Consolidated Balance Sheet as of the date of the purchase based upon their fair values at such date. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2GHz band and other intangibles. An additional $76 million was added to the intangible asset balance during

2006, and an additional $83 million was added during 2007. These intangible assets are being amortized over an average life of 15 years. Expected future amortization, is approximately $17.1 million annually over each of the next twelve years.

The Company has utilized numerous assumptions and estimates in applying its valuation methodologies and in projecting future operating characteristics for the TerreStar Networks business enterprise. In general, the Company considered population, market penetration, products and services offered, unit prices, operating expenses, depreciation, taxes, capital expenditures and working capital. The Company also considered competition, satellite and wireless communications industry projections and trends, regulations and general economic conditions. In the application of its valuation methodologies, the Company applies certain royalty and discount rates that are based on analyses of public company information, assessment of risk and other factors and estimates.

The Company’s initial valuation of TerreStar Network’s intellectual property rights was determined utilizing a form of the income approach referred to as the relief from royalty valuation method. The Company assumed a 10% to 12% royalty rate applied to a projected revenue stream generated by a hypothetical licensee utilizing such intellectual property rights.

Note 7.     Investments

We have historically accounted for our investment in MSV using the equity method, and our investment in SkyTerra under APB18 using the cost method. The Company has analyzed the impairment against its investment in SkyTerra and has concluded that an impairment of $106.8 million has occurred for the year ended December 31, 2007.

In 2006, the Company entered into the MSV Exchange Agreement, pursuant to which the Company agreed to exchange all of its interests in MSV and all of our shares of Mobile Satellite Ventures GP Inc. for approximately 47.9 million shares of non-voting common stock of SkyTerra in one or more closings. As part of the agreement, the Company agreed to use its commercially reasonable efforts to distribute approximately 25.5 million SkyTerra shares to its common stockholders and approximately 4.4 million to preferred stockholders, to the extent the preferred holders convert to common stock. In September 2006, the Company exchanged approximately 60% of its MSV interests for approximately 29.1 million shares of SkyTerra non-voting common stock, of which 3.6 million were sold shortly thereafter.

In 2007, we exchanged approximately 6.7 million limited partnership units of MSV for approximately 18.8 million shares of SkyTerra non-voting common stock. As a result of this exchange the historical cost basis of $177.6 million transferred from our investment in MSV to our investment in SkyTerra in accordance with APB 29.

As of December 31, 2007, we have restricted $221.6 million of our SkyTerra investment to represent the portion of our SkyTerra shares we plan to distribute as a dividend to our shareholders. The remaining unrestricted portion of our SkyTerra investment represented $103.7 million as of December 31, 2007. On February 6, 2008 we sold 14.4 million shares of non-voting common stock of SkyTerra to Harbinger Capital Fund I L.P. for an aggregate sales price of $76.4 million.

As of December 31, 2007, our SkyTerra and MSV ownership interests were 42% and zero, respectively.

Note 8.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses of continuing operations consist of the following:

	December 31,
	2007	2006
	(In thousands)
Accounts payable	$18,320	$1,049
Accrued Consultant Expense	18,691	—
Accrued compensation and benefits	2,519	925
Accrued Legal Expense	2,122	—
Accrued operating and other expenses	1,068	10,441

	$42,720	$12,415

Note 9.     Long-Term Debt

Notes

On February 14, 2007, (“Date of Issuance”) TerreStar Networks issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Notes bear interest from the Date of Issuance at a rate of 15% per annum. If certain milestones are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar Notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes are scheduled to mature on February 15, 2014.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $693 million, consisting primarily of satellites under construction, property and equipment and cash and cash equivalents.

On August 15, 2007, $37.7 million of interest was converted into additional TerreStar Notes in accordance with the Indenture agreement. As of December 31, 2007, the carrying value of the TerreStar Notes was $568.0 million including accrued interest.

Leases

As of December 31, 2007, the Company has non-cancelable leases for office space, co-location sites, calibration earth stations, towers and furniture and equipment under operating leases expiring through 2027.

Rent expense, net of sublease income, totaled approximately $2.9 million, $6.5 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement.

Note 10.     Stockholders’ Equity

As of December 31, 2007 and 2006, the Company has authorized 5,000,000 shares of preferred stock and 200,000,000 shares of common stock. For each share of common stock held, common stockholders are entitled to one vote on matters submitted to the stockholders.

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

Common Stock

On September 7, 2006, we completed a rights offering for our common stock. In the offering, we sold 2,133,335 shares of common stock at a price of $8.l57 per share for net proceeds of $18.2 million. The rights offering was open to our stockholders of record as of December 17, 2004 who had not participated in our private placement of common stock in November 2004. Each eligible record holder received a right to purchase 0.103 shares of our common stock for each share of common stock held on the record date.

In September 2006, we issued 4,119,386 shares of TerreStar Corporation common stock in exchange for 2,314,462 shares of common stock of TerreStar Networks previously owned by Columbia Capital (“Columbia”), Spectrum Equity Investors (“Spectrum”) and TSTR Investors LLC.

During 2007, we exchanged approximately 15 million shares of our common stock for approximately 9 million shares of TerreStar Networks common stock and approximately 2 million shares of TerreStar Global common stock with holders of TerreStar Networks common stock or options to purchase shares of TerreStar Networks common stock that were exercised immediately prior to the exchange. On June 12, 2007, we filed a resale registration statement with the SEC to register the resale of these shares.

Under the purchase method of accounting, the above common stock exchanges were recorded at fair values as of the exchange date. As of December 31, 2007 and 2006, the excess of the fair values of the common stock exchanged resulted in an allocation of $82.9 million and $53.0 million, respectively, to intangible assets. The impairment for the twelve months ended December 31, 2007 and 2006 was $6.7 million and $4.9 million, respectively. As of December 31, 2007, our ownership interest in TerreStar Networks and TerreStar Global was approximately 86% and 85%, respectively, on a non-diluted basis.

Share Repurchases

On May 13, 2005, we entered into an agreement to repurchase 500,000 shares of our common stock from Mr. George Haywood, at a price of $19.90 per share. The repurchase was completed on May 18, 2005. Mr. Haywood owned approximately 9% of our outstanding common stock prior to the repurchase.

On May 17, 2005, we repurchased an aggregate of approximately 2.4 million shares of our common stock from several different entities at a price of $19.50 per share.

On November 4, 2005, the Executive Committee of the Board of Directors authorized us to repurchase up to $50 million of our outstanding common shares. From time to time throughout the month of November 2005, we purchased a total of 565,000 common shares in the open market. The average purchase price per common share was $17.39.

In the second half of 2005, we repurchased shares of common stock from several directors, Messrs. Kittner, Singer and Steele and Ms. St. John, which were surrendered to us pursuant to the terms of their respective restricted stock grants. We paid a total of $496,000 for an aggregate of 22,202 common shares.

In April 2006 and June 2006, we repurchased a combined 464,000 shares of our common stock for an aggregate of $6.8 million. The average purchase price per common share was $14.60. The repurchased shares are included in treasury stock.

As of December 31, 2007, the Company had reserved common stock for future issuance, as detailed below:

Shares issuable upon exercise of warrants	4,213,400
Shares issuable upon conversion of preferred Stock	12,255,000
Defined Contribution Plan	49,096
Shares issuable upon exercise of options	9,568,911

Total	26,086,407

Convertible Preferred Stock

We account for Series A and B Cumulative Redeemable Convertible Preferred Stock under Accounting Series Release 268 “Redeemable Preferred Stocks”. As of December 31, 2007 and 2006, we had 5,000,000 authorized shares of preferred stock, consisting of 450,000 Series A shares, 500,000 Series B shares and 4,050,000 undesignated.

On April 15, 2005, we sold 408,500 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), $0.01 par value in a private placement exempt from the registration requirements of the Securities Act of 1933. We received cash proceeds, net of $17.6 million in placement agent commissions of which approximately $11.5 million was paid to Tejas Securities Group, Inc., a related party and Deutsche Bank Securities Inc., (before escrowing a portion of the proceeds as required under the terms of the preferred stock described below) of approximately $391 million.

In connection with the sale of the Series A Preferred stock, we granted warrants exercisable for an aggregate of 154,109 shares of our common stock to the purchasers. The warrants have a term of five years and an exercise price equal to $26.51 per share. Since we were unable to meet certain registration deadlines with respect to the shares of preferred stock, each warrant vested as to 1/365th of the shares of common stock underlying the warrant for each day after September 7, 2005. The fair value of the warrants was estimated at $3.9 million using a Black-Scholes model with volatility of 757%, risk free rate of 2.72% and a current stock price on the date of issue of $25 and recorded as additional deferred issuance costs.

The rights, preferences and privileges of the Series A Preferred are contained in Certificates of Designations of the Series A Cumulative convertible Preferred Stock. The following is a summary of these rights, preferences and privileges:

•

The Series A Preferred Stock has voting rights limited to those listed below, or except as required by applicable law. Upon (a) the accumulation of accrued and unpaid dividends on the outstanding shares of Series A Preferred for two or more six month periods, whether or not consecutive; (b) the failure of the Company to properly redeem the Series A Preferred Stock, or (c) the failure of the Company to comply with any of the other covenants or agreements set forth in the continuance of such failure for 30 consecutive days or more after receipt of notice of such failure from the holders of at least 25% of the Series A preferred then-outstanding shares of Series A Preferred, with the holders of shares of any parity securities issued after April 15, 2005 upon which like voting rights have been conferred and are exercisable, voting as a single class, will be entitled to elect two directors to the Company’s Board of Directors for successive one-year terms until such defect listed above has been cured. In addition, the Company must obtain approval of the holders of a majority of the then outstanding shares of Series A Preferred to modify the rights, preferences or privileges of the Series A Preferred in a manner adverse to the holders of Series A Preferred.

•

From April 15, 2005 to April 15, 2007 the Company is required to pay dividends in cash at a rate of 5.25% per annum (the “Cash Rate”) on the shares of Series A Preferred. The Company was required to place the aggregate amount of these cash dividends, $42,892,500, in an escrow account. These cash dividends will be paid to the holders of Series A Preferred from this escrow account in four semi-annual payments, unless earlier paid pursuant to the terms described below. The first of these dividend payments was made on October 15, 2005.

•

From April 15, 2007 to April 15, 2010, the Company is required to pay dividends on each share of Series A Preferred either in cash at the Cash Rate or in shares of the Company’s common stock at a rate of 6.25% per annum.

•

If any shares of Series A Preferred remain outstanding on April 15, 2010, the Company is required to redeem such shares for an amount equal to the purchase price paid per share plus any accrued but unpaid dividends on such shares.

•

Each holder of shares of the Series A Preferred shall be entitled to convert their shares into shares of the Company’s common stock at any time. Each share of Series A Preferred will initially be convertible into 30 shares the Company’s common stock. Upon conversion, any accrued but unpaid dividends on such shares will also be issued as shares of common stock, in a number of shares determined by dividing the aggregate value of such dividend by $33.33. Upon conversion all amounts paid to holders of Series A Preferred will be paid in shares of the Company’s common stock.

•

Upon a change in control of the Company, each holder of Series A Preferred shall be entitled to require the Company to redeem such holder’s shares of Series A Preferred for an amount in cash equal to $1,080 per share plus all accrued and unpaid dividends on such shares.

•

No dividends may be declared or paid, and no funds shall be set apart for payment, on shares of the Company’s common stock, unless (i) written notice of such dividend is given to each holder of shares of Series A Preferred not less than 15 days prior to the record date for such dividend and (ii) a registration statement registering the resale of the Conversion Shares has been filed with the SEC and is effective on the date the Company declares such dividend.

Upon the liquidation, dissolution or winding up of the Company, the holders of Series A Preferred are entitled to receive, prior and in preference to any distributions to holders of shares of the Company’s common stock, an amount equal to $1,000 per share plus all accrued and unpaid dividends on such shares.

Exchange Offer

On October 26, 2005, we completed an exchange offer in which we allowed each holder of Series A Preferred the opportunity to exchange their shares of Series A Preferred and a release of any claims relating to the issuance of the Series A Preferred for shares of Series B Preferred, which will have rights, preferences and privileges substantially identical to the Series A Preferred, except that upon (a) the accumulation of accrued and unpaid dividends on the outstanding shares of Series B Preferred for two or more six month periods, whether or not consecutive; (b) the failure of the Company to properly redeem the Series B Preferred Stock, or (c) the failure of the Company to comply with any of the other covenants or agreements set forth in the Certificate of Designations for the Series B Preferred Stock, and the continuance of such failure for 30 consecutive days or more after receipt of notice of such failure from the holders of at least 25% of the Series B Preferred then outstanding, then the holders of at least a majority of the then-outstanding shares of Series B Preferred, with the holders of shares of any parity securities upon which like voting rights have been conferred and are exercisable, voting as a single class, will be entitled to elect a majority of the members of the Company’s Board of Directors for successive on-year terms until such defect listed above has been cured. All of the holders of the Series A Preferred except for those affiliated with Highland Capital Management exchange their shares in this offer. Accordingly, approximately $318.5 million in the face amount of Series A Preferred shares were exchanged for Series B Preferred shares of the same face amounts and on $90 million in face amount of Series A Preferred shares remain outstanding.

Dividends on Series A and B Preferred Shares

From April 15, 2005 to April 15, 2007, TerreStar Corporation paid cash dividends at a rate of 5.25% per annum on the Series A and B Preferred shares. These cash dividends of approximately $42.9 million were placed in an escrow account and were paid in four semi-annual payments to the holders of Series A and B Preferred. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010.

Currently, we are unable to pay the Series A dividend in common stock due to our ongoing litigation with certain investors. We anticipate paying the Series A dividend in cash and the Series B in common stock until such time that the Series A litigation is resolved and we satisfy the conditions required to pay the Series A dividend in common stock.

If any shares of Series A and B Preferred remain outstanding on April 15, 2010, TerreStar Corporation is required to redeem such shares for an amount equal to the purchase price paid per share plus any accrued but unpaid dividends on such shares.

Common Stock Purchase Warrants

As of December 31, 2007, there were approximately 4.2 million fully vested warrants exercisable for the Company’s common stock outstanding.

The following table summarizes the Company’s warrant activity as of December 31, 2007.

TerreStar Corporation	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2007	5,713,445	$7.69
Granted		—
Canceled		—
Exercised	(1,500,045)	$3.01

Outstanding at December 31, 2007	4,213,400	$9.35

Note 11.    Employee Stock Benefit Plans

Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”, an amendment of FASB Statements Nos. 123 (“SFAS 123(R)”), applying the modified prospective method. As a result of the Company’s decision to adopt using the modified prospective method, prior period results have not been restated. Prior to the adoption of SFAS 123(R), the Company applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock-based awards, and accordingly, recognized no compensation costs for its stock option plans other than for instances where APB 25 required variable plan accounting related to performance-based stock options, stock option modifications and restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Such estimates are made using the Black-Scholes option pricing model. Included in continuing operations for the year ended December 31, 2006 is the impact of revising the requisite service period related to stock compensation awards previously-granted to TerreStar Networks employees, certain Company executives and the Company’s former directors. This revised estimate was a shortening of the service period from previous estimates to September 25, 2006, the closing date of the TerreStar Networks and MSV ownership exchanges. In accordance with the stock compensation awards, that transaction qualified as an event which triggered automatic acceleration of all the outstanding unvested awards.

Similarly, included in discontinued operations for the year ended December 31, 2006 is the impact of shortening the requisite service period related to stock compensation awards previously-granted to certain Company employees due to the automatic acceleration which occurred upon the closing of the sale of our terrestrial wireless business on September 14, 2006.

Summary

Through 2007, TerreStar Corporation and TerreStar Networks offered stock options and other long term equity based incentive awards under their respective equity plans to their employees, directors and other service providers. During 2006, TerreStar Corporation adopted the 2006 TerreStar Corporation Equity Incentive Plan (the “2006 Plan”) which replaced the 2002 TerreStar Corporation Plan (the “2002 Plan”). During 2007, the TerreStar Corporation and TerreStar Networks respective Board of Directors and Compensation Committees decided to cease issuing options and other awards under the TerreStar Networks 2002 Stock Incentive Plan (the “2002 TerreStar Networks Plan”) and exchange certain outstanding options under the 2002 TerreStar Networks Plan for options to purchase common stock of TerreStar Corporation under the 2006 Plan. As of December 31, 2007, we now offer stock options and other long-term incentive awards under the following two plans to eligible persons:

•	the 2006 Plan; and

•	the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”).

Our equity-based compensation expense is including in the following areas in the consolidated statement of operations for the periods indicated (in thousands) for the awards outstanding under the 2002 TerreStar Networks Plan, the 2006 Plan, the 2002 Plan, the Global Plan, and warrants issued to purchase TerreStar Global common shares:

	Year ended December 31, 2007
	Options Under 2002 and 2006 Plans	2002 TerreStar Networks Plan	Global Plan	TerreStar Global Warrants	Restricted Stock	Consolidated
General and administrative	$21,914	$460	$160	$155	$1,125	$23,814
Research and development	1,297	—	—	—	—	$1,297
Discontinued operations	—	—	—	—	—	$—

Total stock-based compensation	$23,211	$460	$160	$155	$1,125	$25,111

	Year ended December 31, 2006
	Options Under 2002 and 2006 Plans	2002 TerreStar Networks Plan	Global Plan	TerreStar Global Warrants	Restricted Stock	Consolidated
General and administrative	$2,441	$26,886	$—	$—	$6,429	$35,756
Research and development	—	—	—	—	—	$—
Discontinued operations	4,862	—	—	—	—	$4,862

Total stock-based compensation	$7,303	$26,886	$—	$—	$6,429	$40,618

	Year ended December 31, 2005
	Options Under 2002 and 2006 Plans	2002 TerreStar Networks Plan	Global Plan	TerreStar Global Warrants	Restricted Stock	Consolidated
General and administrative	$7,191	$—	$—	$—	$4,746	$11,937
Research and development	—	—	—	—	—	$—
Discontinued operations	509	—	—	—	—	$509

Total stock-based compensation	$7,700	$—	$—	$—	$4,746	$12,446

For the year ended December 31, 2007, the total unrecognized stock compensation expense was approximately $15.0 million.

Restricted Stock Awards

The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards generally vest over four years and are settled in shares of TerreStar Corporation common stock after the vesting period.

The following table summarizes our restricted stock activity as of December 31, 2007.

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Nonvested at January 1, 2007	187,000	$12.79
Granted	—	—
Canceled	(20,000)	13.35
Vested	(98,000)	12.28

Nonvested at December 31, 2007	69,000	$13.35

TerreStar Networks 2002 Stock Incentive Plan

In July 2002, the TerreStar Networks’ shareholders approved the 2002 TerreStar Networks Plan (as amended) with 7,707,458 authorized shares of common stock, of which options to purchase 213,763 and 6,569,254 shares of TerreStar Networks’ common stock were outstanding at December 31, 2007 and 2006, respectively. All of the outstanding options under the 2002 TerreStar Networks Plan have vested. Pursuant to the terms of the adoption of the 2006 Plan (discussed above) no additional options will be issued pursuant to the 2002 TerreStar Networks Plan, and the plan will terminate upon the exercise or termination of the outstanding options.

The fair value of each option award was estimated on the grant date using the Black-Scholes option pricing model. The risk-free interest rate was based on the daily treasury yield curve rates from the U.S. Treasury, adjusted for continuous compounding. The expected-volatility was estimated using TerreStar Networks and peer company historical volatility and implied volatility. The expected term was estimated using the average of the vesting date and the contractual term of the options.

The following table summarizes the fair values and weighted average assumptions related to the grants under the 2002 TerreStar Networks Plan.

2006
Weighted average grant date fair value	$7.00
Weighted average assumptions:
Risk-free interest rate	4.62%
Expected volatility	62%
Expected dividend yield	—
Expected term (years)	2.5

The following tables summarize our stock option activity for the 2002 TerreStar Networks Plan:

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	6,569,254	$12.15	—
Granted	—	—	—
Canceled	(3,076,471)	24.87	—
Exercised	(3,279,020)	0.54	$98,350
Outstanding at December 31, 2007	213,763	$7.38	$4,949

Exercisable at December 31, 2007	213,763	$7.38	$4,949

	Options to acquire shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	216,000	$19.28
Granted	—	—
Canceled	(216,000)	19.28
Vested	—	—

Nonvested at December 31, 2007	—	—

The following table provides information about options under the 2002 TerreStar Networks Plan that are outstanding and exercisable as of December 31, 2007:

	Options Outstanding		Options Exercisable
Exercise Prices	As of December 31, 2007	Weighted Average Contractual Life Remaining	As of December 31, 2007
$ 0.21	52,070	7 years	52,070
$ 0.70	100,435	5 years	100,435
$24.42	61,258	8 years	61,258

	213,763		213,763

2002 TerreStar Corporation Plan

The 2002 Plan was initially adopted by the Board of Directors in May 2002 with 5,493,024 authorized shares of common stock, of which options to purchase 231,664 shares of the our common stock were outstanding at December 31, 2007.

2004 Restricted Stock Plan

In August 2004, we adopted a restricted stock plan for the issuance of up to 1,000,000 shares of restricted common stock to employees or directors. Upon adoption of the 2006 Plan, this plan was cancelled with respect to all shares, except for those already granted and vested.

2006 TerreStar Corporation Equity Incentive Plan

In April 2006, our shareholders approved the 2006 Plan which was designed to replace both the 2002 Plan and the 2004 Restricted Stock Plan. No additional shares were granted under either the 2002 Plan or the 2004 Restricted Stock Plan. The 2006 Plan initially authorized to issue a total of 10,000,000 (and was later amended in October 2007 to increase to 11,000,000) Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Performance Shares and Performance Units. As of December 31, 2007, approximately 1.3 million shares remain available to be issued under the Plan.

Under the 2006 Plan, we granted 35,600 non-qualified options to purchase our common stock to a board member on March 14, 2007. These options vest on March 14, 2008 and expire on March 14, 2017, unless fully exercised or terminated earlier.

Under the 2006 Plan, we granted 3.8 million non-qualified options to purchase our common stock to TerreStar Networks employees on May 1, 2007. One-third of the options vest each year over three years starting January 1, 2008 and expires on January 1, 2017, unless fully exercised or terminated earlier.

On May 23, 2007, we cancelled approximately 2.5 million fully vested non-qualified options to purchase TerreStar Networks common stock in exchange for the issuance of approximately 5.3 million fully vested non-qualified options to purchase our common stock. These options were granted to TerreStar Networks employees on May 23, 2007. These options were fully vested and we recognized $14.7 million of total incremental compensation cost related to this exchange for the year ended December 31, 2007. Fifty percent of the options became exercisable on January 1, 2008 and the remaining fifty percent become exercisable on January 1, 2009. The options expire on May 23, 2017, unless fully exercised earlier.

The fair value of each option award was estimated on the grant date using the Black-Scholes option pricing model. The risk-free interest rate was based on the daily treasury yield curve rates from the U.S. Treasury, adjusted for continuous compounding. The expected-volatility was estimated using TerreStar Corporation and peer company historical volatility and implied volatility. The expected term was estimated using the average of the vesting date and the contractual term of the options.

The following table summarizes the fair values and weighted average assumptions related to the grants under the 2006 Plan.

Grant dates	March 14, 2007	May 1, 2007	May 23, 2007	2006
Weighted average grant date fair value	$5.09	$6.68	$6.60	$7.32
Weighted average assumptions:
Risk-free interest rate	4.34%	4.44%	4.68%	4.55%
Expected volatility	60.0%	60.0%	60.0%	84.0%
Expected dividend yield	—	—	—	—
Expected term (years)	5.50	5.83	5.55	4.83
Options granted	35,600	3,842,444	5,260,359	407,500

The following tables summarize our stock option activity for the 2002 TerreStar Corporation Plan and the 2006 Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	646,066	$18.48	—
Granted	9,138,403	11.32	—
Canceled	(172,070)	16.08	—
Exercised	(43,488)	9.58	$125
Outstanding at December 31, 2007	9,568,911	$11.73	$1

Exercisable at December 31, 2007	366,497	$21.49	$1

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	280,000	$8.74
Granted	9,138,403	6.63
Canceled	(96,990)	7.99
Vested	(5,379,358)	6.65

Nonvested at December 31, 2007	3,942,055	$6.72

The following table provides information about options under the 2002 TerreStar Corporation Plan and the 2006 Plan that are outstanding and exercisable as of December 31, 2007:

	Options Outstanding		Options Exercisable
Exercise Prices	As of December 31, 2007	Weighted Average Contractual Life Remaining	As of December 31, 2007
$ 3.00	214	4 years	214
$ 8.85	35,600	9 years	—
$11.30	3,833,788	9 years	—
$11.35	5,260,359	9 years	—
$11.95	37,500	9 years	37,500
$12.50	110,000	9 years	73,333
$13.35	45,000	9 years	18,000
$17.94	15,000	8 years	6,000
$23.15	86,450	8 years	86,450
$28.70	145,000	7 years	145,000

	9,568,911		366,497

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”), TerreStar Global may issue up to an aggregate of 3.75 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers.

On July 9, 2007, TerreStar Global granted 1.1 million non-qualified options under the Global Plan, to purchase its common stock to TerreStar Global employees, directors and service providers. One-half of the options vest each year over two years starting January 1, 2008 and expires on July 8, 2017, unless fully exercised or terminated earlier. As of December 31, 2007, approximately 2.6 million shares remain available to be issued under the Global Plan.

The fair value of each option award was estimated on the grant date using the Black-Scholes option pricing model. The risk-free interest rate was based on the daily treasury yield curve rates from the U.S. Treasury, adjusted for continuous compounding. The expected-volatility was estimated using TerreStar Global and peer company historical volatility and implied volatility. The expected term was estimated using the average of the vesting date and the contractual term of the options.

The following tables summarize the fair values and weighted average assumptions related to options issued under the Global Plan.

Grant date	July 9, 2007
Weighted average grant date fair value	$0.29
Weighted average assumptions:
Risk-free interest rate	4.95%
Expected volatility	80.0%
Expected dividend yield	—
Expected term (years)	5.50
Options granted	1,105,000

The following tables summarize our stock option activity under the Global Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	—	—
Granted	1,105,000	$0.42	—
Canceled	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2007	1,105,000	$0.42	—

Exercisable at December 31, 2007	—	$—	—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	—	—
Granted	1,105,000	$0.29
Canceled	—	—
Exercised	—	—
Vested	—	—

Nonvested at December 31, 2007	1,105,000	$0.29

	Options Outstanding		Options Exercisable
Exercise Prices	As of December 31, 2007	Weighted Average Contractual Life Remaining	As of December 31, 2007
$0.42	1,105,000	9.5 years	—

Warrants—TerreStar Global

On July 9, 2007, TerreStar Global issued warrants to its board and former board members. These warrants vested immediately and expire on July 9, 2012, or earlier if fully exercised or otherwise cancelled per the warrant agreement’s terms.

The fair value of each warrant was calculated using a Black-Sholes option pricing model. The risk-free rates were developed using Daily Treasury Yield Curve Rates from the U.S. Treasury, adjusted for continuous compounding. The expected volatility was estimated using TerreStar Global and peer company historical average annual volatility. The July 9, 2007 warrants contain a provision that violates the basic characteristics of “plain vanilla” options. Specifically, with certain limiting, the warrants are freely transferable. As the warrants are likely to remain outstanding for the entirety of their contractual term, the expected term was determined to equal the contractual term for the July 9, 2007 warrants. As the July 9, 2007 warrants are vested upon issuance, it is expected that none of these shares would be forfeited prior to vesting.

The following table summarizes the fair values and weighted average assumptions related to warrants.

TerreStar Global
Grant date	July 9, 2007
Weighted average grant date fair value	$0.28
Weighted average assumptions:
Risk-free interest rate	5.03%
Expected volatility	80.0%
Expected dividend yield	–
Expected term (years)	5.00
Warrants granted	553,100

The following table summarizes the TerreStar Global warrants that are outstanding and exercisable as of December 31, 2007.

	Warrants Outstanding		Exercisable
Exercise Prices	As of December 31, 2007	Weighted Average Contractual Life Remaining	As of December 31, 2007
$0.42	553,100	4.5 years	553,100

Note 12.     Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainties in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and the recognition should be at the highest amount which would be expected to be realized upon settlement. The adoption of FIN 48 had no material impact. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

The Company and its subsidiaries filed income tax returns in the U.S. and in various state, local and foreign jurisdictions. Due to the Company’s net operating loss carryforward position in the U.S., its tax years from 1999 forward may be adjusted by the Internal Revenue Service even though the general three year statute of limitations has expired for certain years. The Company is subject to various state and local tax statutes of limitation.

The change in unrecognized tax benefits under FIN 48 is shown in the table below (in thousands)

2007
Increase (decrease) related to positions taken in current period	$12,100
Increase (decrease) related to settlement with tax authorities	0
Reductions related to expiration of statue of limitations	0
Unrecognized tax benefits at December 31, 2007	$12,100

If the unrecognized tax benefit were to be recognized, there would be an impact on the Company’s effective tax rate in that the alternative minimum tax liability would be reduced.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the Company’s deferred income taxes for both continuing and discontinued operations.

	Year ended December 31,
	2007	2006
	(in thousands)
Deferred tax assets, net:
Net operating loss and AMT credit carryforwards	$430,134	$441,338

Deferred taxes related to temporary differences:
Share based compensation	21,355	12,177
SkyTerra investment	1,430	1,430
TerreStar capitalized expenses	61,587	17,918
Other	12,471	1,703

Total deferred tax assets	526,977	474,566

Less valuation allowance	(441,369)	(385,467)

Deferred tax assets, net of valuation allowance	85,608	89,099

Deferred tax liabilities:
Tangible asset basis, lives and depreciation methods	3,385	97
TerreStar—acquisition intangible	82,223	59,789
Investment in MSV Partnership	—	29,213

Total deferred tax liabilities	85,608	89,099

Total net deferred taxes	$—	$—

The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. A benefit was recorded for the year ended December 31, 2007 due to the fact that the estimated tax expense accrued for in 2006 ultimately proved to be lower when the Company filed their final 2006 Income Tax returns. No benefit for federal income taxes has been recorded for the periods ended December 31, 2006 and 2005, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception. The change in the valuation allowance for 2006 is based on the tax effect of the availability and utilization of the Company’s NOL’s.

As of December 31, 2007 and 2006, the Company had estimated net operating loss carryforwards (“NOLs”) of $1.1 billion and $1.1 billion, respectively. In 2002, due to the debt restructuring and reorganization, and also in 2004 and 2006 the Company has triggered a change of control, which has limited the availability and utilization of the NOLs. The Company’s NOL’s expire between 2019 and 2026.

The aggregate provisions for income taxes for the periods below differs for both continuing and discontinued operations from the amount computed by applying the federal statutory rate due to the following:

	2007	2006	2005
Statutory Federal income tax rate	35.0%	35.0%	34.0%
State and local taxes, net of Federal tax benefit	—	6.2	6.2
Permanent Differences	(5.4)	—	(3.0)
Valuation Allowance	(29.9)	(41.7)	(37.2)
Other	1.24	—	—

Effective income tax rate	.9%	(.5)%	0.0%

As each year presented had losses from both continuing operations and discontinued operations, neither operation had any income tax provisions except for an amount due under alternative minimum tax for the years ended December 31, 2007 and 2006.

Note 13.     Commitments and Contingencies

The Company leases office space, equipment, collocation, cell sites and office furniture under non-cancelable operating and capital leases expiring through 2016.

As of December 31, 2007, TerreStar Corporation had $408.5 million of its Series A and B preferred stock outstanding. If not converted or repaid, the entire preferred stock amount will be due on April 15, 2010. On April 15, 2007, TerreStar Corporation paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to our ongoing litigation with certain investors. We anticipate paying the Series A dividend in cash and the Series B in common stock until such time that the Series A litigation is resolved and we satisfy the conditions required to pay the Series A dividend in common stock.

Additionally, the Company had the following contractual commitments as of December 31, 2007.

	TOTAL	< 1 yr	1-3 yrs	3-5 yrs	5+ yrs
	(in thousands)
TerreStar Networks Satellites	$186,596	$172,412	$14,184	$—	$—
Operating Leases	20,864	7,683	9,131	3,666	384
Network and Capital Equipment and Services	545,709	160,476	207,887	177,346	—

	$753,169	$340,571	$231,202	$181,012	$384

Note 14.     Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, for debt issues that are not quoted on an exchange, interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair values.

	As of December 31, 2007		As of December 31, 2006
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted Investments	$5,462	$5,462	$54,551	$54,551
Investment in MSV	—	—	184,665	217,211
Investment in SkyTerra	325,308	301,467	254,490	293,510
Debt:
Senior Secured Notes and accrued interest, thereon	$—	$—	$202,267	$202,267
TerreStar Notes and accrued interest, thereon	567,955	567,955	—	—
Preferred Stock:
Series A Cumulative Convertible Preferred Stock	$90,000	$90,000	$90,000	$90,000
Series B Cumulative Convertible Preferred Stock	318,500	318,500	318,500	318,500

Note 15.     Employee Benefits

Defined Contribution Plan

On March 7, 2007, the Board of Directors approved termination of the Motient Corporation 401(k) Plan. Concurrently, the Board approved the formation of the TerreStar Networks Inc. 401(k) Savings Plan as a participating employer. The Motient Corporation 401(k) Savings Plan provided for (i) a TerreStar Networks match of employee contributions, in the form of common stock, at a rate of $1 for every $1 of an employee’s contribution not to exceed 4% of an employee’s eligible compensation, (ii) a discretionary annual employer non-elective contribution, (iii) the option to have plan benefits distributed in the form of installment payments and (iv) the reallocation of forfeitures, if any, to active participants.

The TerreStar Networks 401 (k) Plan provides for: (i) TerreStar Networks match of employee contributions at a rate of $1 for an employee’s contribution not to exceed 4% of an employee’s eligible compensation and (ii) the option to have plan benefits distributed in the form of installment payments. The TerreStar Network match of employee contributions is 100 % vested to the employee.

TerreStar Networks’ matching expense related to continuing operations employees was approximately $700,000 for 2007, $30,000 for 2006, and $40,000 for 2005.

Note 16.     Legal Matters

On August 16, 2005, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., Highland Capital Management Services, Inc., and Highland Capital Management, L.P., affiliates of James Dondero (the “Dondero Affiliates”), a former director of the Company, filed a lawsuit in Dallas County, Texas, (the “Rescission Litigation”), against us challenging the validity of the Series A Preferred Stock on the basis of the confusion regarding the voting rights of the Series A Preferred Stock and seeking rescission of their purchase of shares of Series A Preferred Stock. These entities acquired 90,000 shares of Series A Preferred Stock for a purchase price of $90.0 million in the April 2005 private placement. Later, the Dondero Affiliates amended their suit to assert other grounds for rescission and damages. On November 30, 2007, the court granted TerreStar Corporation’s motion for summary judgment and dismissed the suit. The Dondero Affiliates have appealed the dismissal. The Company intends to vigorously contest the Dondero Affiliates’ effort to reinstate the Rescission Suit through the appeal process.

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

On October 7, 2005, the Dondero Affiliates who filed the Rescission Litigation filed suit in the Delaware Court of Chancery to enjoin an exchange offer by virtue of which TerreStar Corporation was to exchange TerreStar Corporation’s outstanding Series A Preferred Stock for a new class of Series B Preferred Stock. While this lawsuit remains outstanding, the exchange offer was completed and the Highland plaintiffs never set their request for injunction for hearing; there has been no activity in this case since late 2005.

On October 19, 2005, the Company filed two lawsuits against James D. Dondero, one in the United States District Court for the Northern Division of Texas and one in the District Court of Dallas County, Texas. The petition filed in state court alleges that Mr. Dondero has seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. In the suit filed in Federal court—in which the Highland affiliates which were members of Mr. Dondero’s proxy fight group were also named as defendants—the Company alleges the filing of false and misleading Forms 13D in violation of the federal securities laws. The suit filed in Federal court was dismissed after the United States District Court ruled that the Company’s complaint was subject to a heightened pleading standard under the Private Securities Litigation Reform Act; the Company, which disagrees with the ruling, elected not to replead, but rather to appeal the dismissal. The Company’s appeal is set for oral argument during the week of March 31, 2008. Thereafter, the state court entered summary judgment dismissing the fiduciary suit on the ground that the United States District Court’s dismissal of the federal securities lawsuit had a res judicata effect precluding the continued prosecution of state law breach-of-fiduciary-duty claims. The Company disagrees with the judgment and has appealed; the Company’s appeal was argued to a panel of the Dallas Court of Appeals on February 12, 2008, and the parties are awaiting the decision of the Court of Appeals.

On April 24, 2006, Highland Select Equity Fund—another of Mr. Dondero’s Highland affiliates—filed suit in the Delaware Court of Chancery against TerreStar Corporation, attempting to compel the production of books and records by TerreStar Corporation pursuant to Section 220 of the Delaware General Corporation Law. In July 2006, after trial, the Court of Chancery entered judgment on behalf of TerreStar Corporation, dismissing the suit and awarding costs to TerreStar Corporation The Plaintiff appealed to the Delaware Supreme Court. After oral argument, a remand to the Court of Chancery for clarification of certain aspects of its opinion, and the Court of Chancery’s issuance of a Report in response to the request from the Supreme Court, the judgment of the Court of Chancery was affirmed.

On June 19, 2006, the same four of Mr. Dondero’s Highland affiliates who filed the Rescission Litigation filed suit in Texas state court seeking to rescind TerreStar Corporation’s agreement with SkyTerra Communications, Inc. to exchange shares of MSV, to enjoin the closing of the associated transaction, and to rescind TerreStar Corporation’s consulting agreement with Communications Technology & Advisors (“CTA”). TerreStar Corporation and CTA removed the case to federal court and moved for dismissal. After oral argument on such motions, the United States Magistrate Judge recommended that the United States District Court dismiss the suit. On January 24, 2007, the United States District Court accepted the Magistrate Judge’s recommendation and dismissed Highland’s suit. Highland has not appealed, and the judgment of dismissal accordingly is now final.

On February 1, 2008, the same four of Mr. Dondero’s Highland affiliates who filed the Rescission Litigation filed suit against TerreStar Corporation in the Commercial Division of the Supreme Court of the State of New York. In this most recent suit, the Dondero Affiliates contend that the September 2005 exchange offer by virtue of which TerreStar Corporation exchanged TerreStar Corporation’s outstanding Series A Preferred Stock for a new class of Series B Preferred Stock caused the occurrence of a Senior Security Trigger Date, supposedly requiring the Company to issue a Senior Security Notice entitling the Dondero Affiliates to redeem their Series A Preferred Stock. The Company intends to vigorously defend this action.

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

Note 17.     Related Party Transactions

ATC Technologies, LLC—ATC Technologies is a subsidiary of MSV and the Company previously held a 4.4% ownership interest in MSV.

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

For the year ended December 31, 2007, the Company incurred expenses of $1.8 million to related parties. Of that amount, $1.1 million was paid to Hughes for satellite related services and $0.7 million was paid to ATC Technologies for intellectual property related services.

For the year ended December 31, 2006, the Company incurred expenses of $2.8 million to related parties for service-related obligations. Of that amount, $1.3 million is presented within continuing operations and was incurred to MSV for consulting services related to TerreStar Networks. Also in 2006, $1.1 million in cash was paid to CTA. All of the amounts paid to CTA in 2006 are presented within discontinued operations. The Company also incurred expenses of $0.4 million in continuing operations to CTA’s founder, Jared Abbruzzese for his service as Chairman of the Board of TerreStar Corporation.

For the year ended December 31, 2005, the Company incurred expenses of $13.1 million to related parties for service-related obligations. Of that amount, $3.6 million is presented within continuing operations and was incurred to MSV for consulting services related to TerreStar Networks. Also in 2005, $1.8 million in cash and $7.7 million in stock-based compensation was incurred to CTA. Of those amounts, $0.9 million is presented within continuing operations, $0.8 million is presented within discontinued operations and the $7.7 million is presented within continuing operations. At December 31, 2005, the Company had accrued $0.7 million related to the services provided by MSV.

CTA had been engaged to act as consultants to TerreStar Corporation. CTA’s founder, Jared Abbruzzese, was the former Chairman of the Board of TerreStar Corporation. As consideration for this work, the Company paid to CTA a monthly fee of $0.1 million, which increased from $60,000 per month in November 2005. The engagement ended on November 30, 2006.

On May 29, 2007 and June 15, 2007 TerreStar Networks under its Master Services Agreement (“MSA”) with TerreStar Canada loaned TerreStar Canada $0.4 million and $0.35 million. These notes will accrue interest at a rate of 15.15% per annum and both mature on January 1, 2009.

Note 18.     Subsequent Events

TerreStar Corporation (formerly Motient Corporation) announced that it has been served with a lawsuit filed on February 1, 2008 by Highland Crusader Offshore Partners, L.P. (“Highland Capital”) and three of its affiliates (collectively, the “Highland Plaintiffs”) in the New York State Supreme Court in and for the County of New York. The Highland Plaintiffs are the sole remaining holders of Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) issued by TerreStar Corporation.

In this lawsuit, the Highland Plaintiffs contend that the Exchange Offer conducted in October 2005, which related to the exchange of outstanding shares of Series A Preferred for newly-issued shares of Series B Cumulative Convertible Preferred Stock, triggered a right of redemption for their Series A Preferred under the provisions of the Certificate of Designations relating to the Series A Preferred and the Highland Plaintiffs have demanded that TerreStar Corporation redeem their 90,000 shares of Series A Preferred in addition to all actual, special or consequential damages. TerreStar Corporation believes this claim is without merit and intends to vigorously defend against this suit.

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar Corporation (“EchoStar”). In addition, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “Harbinger Investment Agreement”), with certain affiliates of Harbinger Capital Partners (“Harbinger”).

The EchoStar Investment Agreement provides for, among other things,

•	purchase by EchoStar of $50 million of TerreStar Notes,

•

purchase by EchoStar of $50 million of TerreStar Networks’ newly issued 6.5% Senior Exchangeable PIK Notes due 2014, exchangeable for TerreStar Corporation common stock, at a conversion price of $5.57 per share (the “Exchangeable Notes”) and

•	a commitment to lend $50 million to TerreStar Networks pursuant to the Credit Agreement described below.

The Harbinger Investment Agreement provides for, among other things, purchase by Harbinger of $50 million of Exchangeable Notes and a commitment to lend $50 million to us pursuant to the Credit Agreement described below.

In connection with the foregoing transactions, certain of our existing investors entered into separate investment agreements (“Shareholder Investment Agreements”) to purchase in the aggregate $50 million of the Exchangeable Notes.

On February 5, 2008, EchoStar, TerreStar Corporation and TerreStar Networks also entered into a Spectrum Agreement (the “EchoStar Agreement”), which provides for the lease to TerreStar Corporation of EchoStar’s current holdings of 1.4GHz spectrum with an option to acquire the special purpose company through which EchoStar holds these licenses in exchange for the issuance of 30 million shares of common stock of TerreStar Corporation.

On February 5, 2008, we also entered into a Spectrum Contribution Agreement (the “Harbinger Contribution Agreement”), with Harbinger, which provides that, following shareholder approval, Harbinger will assign to TerreStar Corporation its rights to certain 1.4GHz spectrum with an option to purchase these licenses in exchange for the issuance of 1.2 million of TerreStar Corporation’s Series E Junior Participating Preferred Stock, par value $0.01 per share, convertible into 30 million shares of TerreStar Corporation common stock (the “Junior Preferred”).

As a result of this transaction, the Boards of Directors of both TerreStar Corporation and TerreStar Networks were expanded to eight members and, depending on stock holdings, EchoStar and Harbinger each have the right to nominate up to two members of each board.

The EchoStar Investment Agreement, Harbinger Investment Agreement, Shareholder Investment Agreements, EchoStar Agreement and the Harbinger Contribution Agreement contain representations, warranties, covenants and indemnities by TerreStar Corporation and TerreStar Networks customary for transactions of this nature.

TerreStar Corporation, TerreStar Networks, EchoStar, Harbinger and the certain existing investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated February 5, 2008, containing customary terms and conditions providing for the registration of Common Stock to be issued in these transactions.

Aggregate gross proceeds to TerreStar Networks from these transactions are expected to be $297 million in cash, of which approximately $197 million was made available at closing and the balance of which will be dedicated to funding the TerreStar-2 satellite under the Purchase Money Credit Agreement (defined below).

In addition to shareholder approval, the spectrum transactions are also subject to certain government approvals.

On February 5, 2008, we entered into a $100 million Purchase Money Credit Agreement (the “Credit Agreement”), among TerreStar Networks, as the borrower, the guarantors party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

The indentures governing our Exchangeable Notes and Credit Agreement require certain shareholder approvals by July 23, 2008 or we may be forced to accelerate repayment of these notes.

In connection with the closing of the transaction, we obtained required shareholder consents approving the issuance of Common Stock and Junior Preferred (and the Common Stock issuable upon conversion of such Junior Preferred) issuable in connection with the EchoStar Agreement and Harbinger Contribution Agreement

and upon exchange of the Exchangeable Notes and to increase the number of shares of Common Stock authorized under our Certificate of Incorporation from 200 million shares to 240 million shares. Such shareholder approvals are not effective until 20 days after the mailing of an information statement to our shareholders.

Amounts outstanding under the Credit Agreement will bear interest at a rate of 14% per annum. Such interest rate will be increased by 1% from May 1, 2008 until the necessary shareholder approvals are effective if TerreStar Corporation does not mail an information statement in connection with obtaining shareholder approval to the shareholders on or prior to April 30, 2008. This information statement was filed with the SEC on February 29, 2008.

The Credit Agreement contains several restrictive covenants customary for credit facilities of this type, including, but not limited to the following: limitations on incurrence of additional indebtedness, limitation on liens, limitation on asset sales of collateral and limitation on transactions with affiliates. The Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). If any events of default occur and are not cured within the applicable grace periods or waived, the outstanding loans may be accelerated. The financing will be advanced as required and used to fund the completion of the TerreStar-2 satellite.

February 6, 2008, TerreStar Corporation, MVH and Harbinger Capital Partners Fund I, L.P. entered into a Stock Purchase Agreement pursuant to which TerreStar Corporation sold 14.4 million shares of non-voting common stock of SkyTerra to Harbinger Capital Partners Fund I, L.P. for an aggregate sale price of $76.4 million. TerreStar Corporation received the proceeds on February 28, 2008. Following this transaction, we hold approximately 30.0 million shares of SkyTerra non-voting common stock.

On February 6, 2008, TerreStar Networks received a letter from Loral relating to the contract between TerreStar Networks and Loral for the construction and delivery of the TerreStar-1 satellite. The newly revised delivery date is November 2008.

On February 6, 2008, TerreStar Networks received a letter from Arianespace, the launch provider for TerreStar-1, confirming that it can launch the satellite during the December 2008 – February 2009 launch window.

On February 6, 2008, TerreStar Corporation, Motient Ventures Holding, Inc., a wholly-owned subsidiary of TerreStar Corporation, and Harbinger Capital Partners Fund I, L.P. entered into a Stock Purchase Agreement pursuant to which TerreStar Corporation, through Motient Ventures Holding, sold 14.4 million shares of non-voting common stock of SkyTerra Communications, Inc. to Harbinger Capital Partners Fund I, L.P. for an aggregate sale price of $76.4 million. TerreStar Corporation will receive the proceeds of the sale upon the delivery of a stock certificate representing the shares to Harbinger Capital Partners Fund I, L.P., which is expected to occur on or prior to February 15, 2008. Following this transaction, TerreStar Corporation holds approximately 30 million shares of SkyTerra Communications, Inc. non-voting common stock.

In connection with the foregoing transactions, we also issued one share of our Series C Preferred Stock and Series D Preferred Stock (the “Series C and D Preferred Stock”) to EchoStar and Harbinger, respectively. By virtue of their ownership of shares of the Series C and D Preferred Stock, EchoStar and Harbinger have consent rights for, among other things, certain sales of assets, making any material change in our line of business, amending or permitting the amendment of our certificate of incorporation, by-laws, or our other organizational documents or any of our subsidiaries, certain acquisitions of assets, certain capital expenditures and consolidations and mergers and rights to appoint directors. Each share of Series C and D Preferred Stock has a $1,000 liquidation preference. The Series C and D Preferred Stock rank junior to the Series A Preferred Stock and Series B Preferred Stock, on a parity basis with one another and senior to both our junior preferred and our common shares. The Series C and D Preferred Stock are non-transferable.

On February 14, 2008, the Board of Directors (the “Board”) of TerreStar Corporation expanded the size of the Board from five to eight members and appointed Eugene I. Davis, Dean Olmstead and David J. Rayner to fill the newly-created seats. Messrs. Davis, Olmstead and Rayner may be elected to serve on committees of the Board that will be determined at a later date. Messrs. Davis, Olmstead and Rayner were also appointed to the TerreStar Networks Board while David Andonian resigned from this Board.

Note 19.     Supplemental Cash Flows Information

Supplemental cash flow information for the years ended December 31, 2007, 2006 and 2005 is presented in the table below.

	2007	2006 As restated - See Note 3	2005
	(in thousands)
Non-cash investing and financing activities
Accrued property and equipment	$8,554	$12,462	$59,771
Interest capitalized on satellites and terrestrial network under construction	27,652	336	—
Assets acquired under capital lease	193	—	—
Acquisition of intangible assets funded by issuance of common stock	89,621	57,919	—
Investment in TerreStar Networks intangible assets	—	(48,539)
Step up of TerreStar Intangible assets	—	—	78,377
Acquisition of SkyTerra shares through exchange of MSV	177,618	290,181	—
Deferred financing fees accrued	916	—	—
Accretion of issuance costs on Series A and Series B Preferred	4,542	4,029	2,409
Interest on TerreStar Notes paid in-kind	37,708	—	—
Stock dividend to Series B Preferred Shareholders	9,953	—	—
Increase (decrease) in dividend liability not paid	193	2,181	5,994
Dividend payable—SkyTerra Investment	—	254,490
Issuance of common stock	—		370,980
Exercise and expiration of common stock warrants	—	820	10,060
Exercise of stock options	—	—	7,609
Investment in consolidated subsidiary	—	66,376	—
Acquisition of Minority interest funded by issuance of common stock	33,801	13,474	—
Issuance and re-pricing of common stock purchase warrants—continuing operations	—	—	61,070

Supplemental Cash Flows Information
Interest paid	$7,034	$—	$—
Income taxes paid	5,713	—	—

Note 20.     Discontinued Operations

Terrestrial Wireless Business

In September 2006, various subsidiaries of the Company sold, pursuant to an asset purchase agreement (the “Agreement”) with Geologic Solutions, Inc. (“GeoLogic”) and Logo Acquisition Corporation, a wholly-owned subsidiary of GeoLogic (“Logo”), to Logo most of the assets relating to the Company’s terrestrial DataTac network and its iMotient platform (the “Terrestrial Wireless Business”), and Logo assumed most of the post-closing liabilities relating to the Terrestrial Wireless Business. The assets and liabilities being transferred were limited to those that relate to the current operations of the Company’s terrestrial wireless network, and do not include any assets or liabilities related to TerreStar or MSV. Under the Agreement, Logo paid the Company the sum of $1 in cash, plus assumed most of the post-closing liabilities associated with the purchased assets, as well as certain of the costs of the employees that Logo transitioned from the Company. In addition, GeoLogic guaranteed Logo’s performance of any indemnification obligations to the Company under the Agreement.

The Company’s historical financial statements have been recast to reflect this business as a discontinued operation. Prior to its September 2006 sale, this discontinued business was a nationwide provider of two-way, wireless mobile data services and mobile internet services. Owning and operating a wireless radio data network that provides wireless mobile data service to customers across the United States, it generated revenue primarily from the sale of airtime on its network and from the sale of communications devices to its customers. Its customers used its network and its wireless applications for wireless email messaging and wireless data transmission, enabling businesses, mobile workers and consumers to wirelessly transfer electronic information and messages and to access corporate databases and the Internet.

In addition to selling wireless data services that use its own network, this discontinued operation was also a reseller of airtime on the Cingular and Sprint Nextel wireless networks. These arrangements allowed it to provide integrated wireless data solutions to its customers using a variety of networks.

The following tables depict the financial results and condition of the discontinued operations for the periods ended and as of the dates indicted:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Loss from discontinued operations consists of the following:
Revenues	—	(5,629)	(13,824)
Cost of services and operations	—	15,693	20,549
Cost of equipment sold	—	23	884
Sales and advertising	—	1,352	1,007
General and administrative	—	8,296	6,305
Depreciation and amortization	—	3,792	12,493
Loss on asset disposals	—	530	15,032
Loss on asset impairment	—	2,721	42,867
Loss on sale of liabilities of discontinued operations	—	3,970	—
Restructuring charges	—	—	5,665
Other income	—	(326)	(1,112)

Total loss from discontinued operations	—	30,422	89,866

Note 21.     Quarterly and Other Financial Data (unaudited)

The following tables present selected quarterly financial data for 2007 and 2006 (as restated). Because certain of the data set forth in the following tables has been restated from amounts previously reported in our Quarterly Reports on Form 10-Q for the applicable periods, the following tables and the accompanying footnotes reconcile the quarterly information presented with that previously reported.

The restatement adjustments reflected in the following tables correct certain errors that existed in our previously issued financial statements. This restatement is more fully described in Note 3 “Restatement to Previously Issued Financial Statements” to these consolidated financial statements.

	2007
	First Quarter Restated	Second Quarter Restated	Third Quarter Restated	Fourth Quarter
	(In thousands, except for per share amounts)
Operating expenses	$38,962	$50,298	$34,557	$58,896
Net loss from continuing operations	(67,590)	(56,168)	(54,135)	(61,248)
Net income (loss)	(67,590)	(56,168)	(54,135)	(61,248)
Net loss available to common stockholders	(74,476)	(63,155)	(61,224)	(68,060)
Basic and Diluted loss per common share(1)	$(1.01)	$(0.75)	$(0.71)	$(0.78)
Basic and Diluted weighted-average common shares outstanding	73,622	84,581	86,128	87,263

	2006
	First Quarter	Second Quarter	Third Quarter Restated	Fourth Quarter Restated
Operating expenses	$11,156	$23,344	$43,458	$28,549
Net loss from continuing operations	(11,156)	(23,344)	(43,458)	(25,254)
Net income (loss) from discontinued operations	(5,371)	(16,379)	(9,600)	928
Net loss	(20,055)	(42,075)	(66,460)	(5,044)
Net loss available to common stockholders	(26,839)	(48,958)	(73,440)	(12,053)
Basic and Diluted loss per common share—continuing operations(1)	$(0.34)	$(0.51)	$(1.00)	$(0.18)
Basic and Diluted earnings (loss) per common share—discontinued operations(1)	(0.09)	(0.26)	(0.15)	0.01

Total	$(0.42)	$(0.77)	$(1.15)	$(0.17)
Basic and Diluted weighted-average common shares outstanding	63,161	63,174	63,782	69,688

(1)

Loss per share calculations for each of the quarters in 2007 and 2006 are based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters is not equal to the full year loss per common share amount due to rounding.

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Statement of Operations (in thousands, except per share amounts):

	Three Months Ended September 30, 2006
	As Reported	Adjustments	Restated
Operating Expenses
General and administrative	$30,605	$9,000	$39,605
Research and development	2,399	—	2,399
Depreciation and amortization	1,454	—	1,454
Loss on impairment of intangibles	—	—	—
Gain on asset disposal	—	—	—

Total operating expenses	34,458	9,000	43,458

Operating loss from continuing operations	(34,458)	(9,000)	(43,458)
Interest expense	—	—	—
Other expense	—	—	—
Interest and other income	1,441	—	1,441
Equity in losses of MSV	(8,423)	1,283	(7,140)
Minority interests in losses of TerreStar Networks	9,397	—	9,397
Minority interests in losses of TerreStar Global	—	—	—
Gain (Loss) on investments	196,905	(196,905)	—
Decrease in dividend liability	—	—	—
Other than temporary impairment-SkyTerra	—	—	—

Loss from continuing operations before income taxes	164,862	(204,622)	(39,760)
Income tax benefit (expense)	(17,100)	—	(17,100)

Net loss from continuing operations	147,762	(204,622)	(56,860)
Loss from discontinued operations	(9,600)	—	(9,600)

Net income (loss)	138,162	(204,622)	(66,460)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(5,960)	—	(5,960)
Accretion of issuance costs associated with Series A and Series B	(1,020)	—	(1,020)

Net income (loss) available to Common Stockholders	$131,182	$(204,622)	$(73,440)

Basic Loss Per Share—Continuing Operations	$2.21	$(3.21)	$(1.00)

Basic Loss Per Share—Discontinued Operations	$(0.15)	$—	$(0.15)

Basic Loss Per Share	$2.06	$(3.21)	$(1.15)

Basic Weighted-Average Common Shares Outstanding	63,782	—	63,782

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Balance Sheet (in thousands):

	September 30, 2006
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,471	$—	$46,471
Cash committed for satellite construction costs	33,709	—	33,709
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	21,446	—	21,446
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,197	—	4,197
Deferred issuance costs associated with Senior Secured Notes	—	—	—
Deferred issuance costs associated with TerreStar Notes	—	—	—
Assets held for sale	628	—	628
Other current assets	822	—	822

Total current assets	107,273	—	107,273

Restricted investments	7,505	—	7,505
Property and equipment, net	177,769	—	177,769
Intangible assets, net	138,162	—	138,162
Investment in MSV	185,340	3,326	188,666
Investment in SkyTerra	438,677	(148,496)	290,181
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	11,785	—	11,785
Deferred issuance costs associated with TerreStar Notes	—	—	—
Notes receivable and accrued interest, thereon	—	—	—
Deferred issuance costs associated with Senior Secured PIK Notes	—	—	—

Total assets	$1,066,511	$(145,170)	$921,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,218	$—	$36,218
Accounts payable to Loral for satellite construction contract	17,671	—	17,671
Accrued income taxes payable	—	—	—

Obligations under capital leases	—	—	—
Deferred rent and other current liabilities	91	—	91
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	12,924	—	12,924
Current liabilities of discontinued operations	3,177	—	3,177

Total current liabilities	70,081	—	70,081
Obligations under capital leases	—	—	—
Deferred rent and other long-term liabilities	108	—	108
SkyTerra investment dividends payable	—	254,490	254,490
TerreStar Notes and accrued interest, thereon	—	—	—

Total liabilities	70,189	254,490	324,679

Commitments and Contingencies
Minority interest in TerreStar Networks	75,922	—	75,922
Minority interest in TerreStar Global	—	—	—
Series A cumulative convertible preferred stock	90,000	—	90,000
Series B cumulative convertible preferred stock	318,500	—	318,500

STOCKHOLDERS’ EQUITY:
Common stock	735	—	735
Additional paid-in capital	860,879	(247,331)	613,548
Common stock purchase warrants	73,487	—	73,487
Less: 3,951,202 common shares held in treasury stock	(73,877)	—	(73,877)
Accumulated other comprehensive income	(52,293)	52,293	—
Accumulated deficit	(297,031)	(204,622)	(501,653)

Total stockholders’ equity	511,900	(399,660)	112,240

Total liabilities and stockholders’ equity	$1,066,511	$(145,170)	$921,341

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Statement of Operations (in thousands, except per share amounts):

	Three Months Ended March 31, 2007
	As Reported	Adjustments	Restated
Operating Expenses
General and administrative	$18,306	$—	$18,306
Research and development	11,158	—	11,158
Depreciation and amortization	3,298	—	3,298
Loss on impairment of intangibles	6,200	—	6,200
Gain on asset disposal	—	—	—

Total operating expenses	38,962	—	38,962

Operating loss from continuing operations	(38,962)	—	(38,962)
Interest expense	(19,155)	—	(19,155)
Other expense	—	—	—
Interest and other income	5,360	—	5,360
Equity in losses of MSV	(3,016)	—	(3,016)
Minority interests in losses of TerreStar Networks	7,529	—	7,529
Minority interests in losses of TerreStar Global	368	—	368
Gain (Loss) on investments	(99,575)	99,575	—
Decrease in dividend liability	—	40,473	40,473
Other than temporary impairment-SkyTerra	—	(58,937)	(58,937)

Loss from continuing operations before income taxes	(147,451)	81,111	(66,340)
Income tax benefit (expense)	(1,250)	—	(1,250)

Net loss from continuing operations	(148,701)	81,111	(67,590)
Loss from discontinued operations	—	—	—

Net income (loss)	(148,701)	81,111	(67,590)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(5,856)	—	(5,856)
Accretion of issuance costs associated with Series A and Series B	(1,030)	—	(1,030)

Net income (loss) available to Common Stockholders	$(155,587)	$81,111	$(74,476)

Basic Loss Per Share—Continuing Operations	$(2.11)	$1.10	$(1.01)

Basic Loss Per Share—Discontinued Operations	$—	$—	$—

Basic Loss Per Share	$(2.11)	$1.10	$(1.01)

Basic Weighted-Average Common Shares Outstanding	73,622	—	73,622

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Balance Sheet (in thousands):

	March 31, 2007
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$343,427	$—	$343,427
Cash committed for satellite construction costs	12,682	—	12,682
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	10,723	—	10,723
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,305	—	4,305
Deferred issuance costs associated with Senior Secured Notes	2,059	—	2,059
Deferred issuance costs associated with TerreStar Notes	—	—	—
Assets held for sale	367	—	367
Other current assets	3,723	—	3,723

Total current assets	377,286	—	377,286

Restricted investments	5,897	—	5,897
Property and equipment, net	378,621	—	378,621
Intangible assets, net	200,948	—	200,948
Investment in MSV	40,704	1,618	42,322
Investment in SkyTerra	335,039	—	335,039
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	9,612	—	9,612
Deferred issuance costs associated with TerreStar Notes	—	—	—
Notes receivable and accrued interest, thereon	—	—	—
Deferred issuance costs associated with Senior Secured PIK Notes	12,097	—	12,097

Total assets	$1,360,204	$1,618	$1,361,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,103	$—	$15,103
Accounts payable to Loral for satellite construction contract	20,758	—	20,758
Accrued income taxes payable	1,339	—	1,339

Obligations under capital leases	—	—	—
Deferred rent and other current liabilities	1,029	—	1,029
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	14,030	—	14,030
Current liabilities of discontinued operations	36	—	36

Total current liabilities	52,295	—	52,295

Obligations under capital leases	—	—	—
Deferred rent and other long-term liabilities	3,060	—	3,060
SkyTerra investment dividends payable	—	214,017	214,017
TerreStar Notes and accrued interest, thereon	509,414	—	509,414

Total liabilities	564,769	214,017	778,786

Commitments and Contingencies
Minority interest in TerreStar Networks	30,222	—	30,222
Minority interest in TerreStar Global	1,264	—	1,264
Series A cumulative convertible preferred stock	90,000	—	90,000
Series B cumulative convertible preferred stock	318,500	—	318,500

STOCKHOLDERS’ EQUITY:
Common stock	864	—	864
Additional paid-in capital	985,828	(254,490)	731,338
Common stock purchase warrants	72,908	—	72,908
Less: 3,951,202 common shares held in treasury stock	(73,877)	—	(73,877)
Accumulated other comprehensive income	—	—	—
Accumulated deficit	(630,274)	42,091	(588,183)

Total stockholders’ equity	355,449	(212,399)	143,050

Total liabilities and stockholders’ equity	$1,360,204	$1,618	$1,361,822

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Statement of Operations (in thousands, except per share amounts):

	Three Months Ended June 30, 2007
	As Reported	Adjustments	Restated
Operating Expenses
General and administrative	$42,212	$(5,639)	$36,573
Research and development	9,907	(1,324)	8,583
Depreciation and amortization	4,643	—	4,643
Loss on impairment of intangibles	499	—	499
Gain on asset disposal	—	—	—

Total operating expenses	57,261	(6,963)	50,298

Operating loss from continuing operations	(57,261)	6,963	(50,298)
Interest expense	(11,905)	—	(11,905)
Other expense	(507)	—	(507)
Interest and other income	2,226	—	2,226
Equity in losses of MSV	(1,594)	—	(1,594)
Minority interests in losses of TerreStar Networks	4,744	—	4,744
Minority interests in losses of TerreStar Global	346	—	346
Gain (Loss) on investments	—	—	—
Decrease in dividend liability	—	—	—
Other than temporary impairment-SkyTerra	—	—	—

Loss from continuing operations before income taxes	(63,951)	6,963	(56,988)
Income tax benefit (expense)	820	—	820

Net loss from continuing operations	(63,131)	6,963	(56,168)
Loss from discontinued operations	—	—	—

Net income (loss)	(63,131)	6,963	(56,168)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(5,933)	—	(5,933)
Accretion of issuance costs associated with Series A and Series B	(1,054)	—	(1,054)

Net income (loss) available to Common Stockholders	$(70,118)	$6,963	$(63,155)

Basic Loss Per Share—Continuing Operations	$(0.83)	$0.08	$(0.75)

Basic Loss Per Share—Discontinued Operations	$—	$—	$—

Basic Loss Per Share	$(0.83)	$0.08	$(0.75)

Basic Weighted-Average Common Shares Outstanding	84,581	—	84,581

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Balance Sheet (in thousands):

	June 30, 2007
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267,762	$—	$267,762
Cash committed for satellite construction costs	2,748	—	2,748
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	—	—	—
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,346	—	4,346
Deferred issuance costs associated with Senior Secured Notes	—	—	—
Deferred issuance costs associated with TerreStar Notes	2,030	—	2,030
Assets held for sale	317	—	317
Other current assets	3,940	—	3,940

Total current assets	281,143	—	281,143

Restricted investments	3,516	—	3,516
Property and equipment, net	441,014	—	441,014
Intangible assets, net	217,353	—	217,353
Investment in MSV	39,157	1,618	40,775
Investment in SkyTerra	347,005	(11,966)	335,039
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	8,517	—	8,517
Deferred issuance costs associated with TerreStar Notes	11,419	—	11,419
Notes receivable and accrued interest, thereon	757	—	757
Deferred issuance costs associated with Senior Secured PIK Notes	—	—	—

Total assets	$1,349,881	$(10,348)	$1,339,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,299	$—	$20,299
Accounts payable to Loral for satellite construction contract	3,125	—	3,125
Accrued income taxes payable	89	—	89

Obligations under capital leases	—	—	—
Deferred rent and other current liabilities	1,044	—	1,044
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	9,240	—	9,240
Current liabilities of discontinued operations	34	—	34

Total current liabilities	33,831	—	33,831
Obligations under capital leases	—	—	—
Deferred rent and other long-term liabilities	2,884	—	2,884
SkyTerra investment dividends payable	—	214,017	214,017
TerreStar Notes and accrued interest, thereon	528,757	—	528,757

Total liabilities	565,472	214,017	779,489

Commitments and Contingencies
Minority interest in TerreStar Networks	23,890	—	23,890
Minority interest in TerreStar Global	432	—	432
Series A cumulative convertible preferred stock	90,000	—	90,000
Series B cumulative convertible preferred stock	318,500	—	318,500

STOCKHOLDERS’ EQUITY:
Common stock	899	—	899
Additional paid-in capital	1,048,892	(261,453)	787,439
Common stock purchase warrants	64,097	—	64,097
Less: 3,951,202 common shares held in treasury stock	(73,877)	—	(73,877)
Accumulated other comprehensive income	11,968	(11,968)	—
Accumulated deficit	(700,392)	49,056	(651,336)

Total stockholders’ equity	351,587	(224,365)	127,222

Total liabilities and stockholders’ equity	$1,349,881	$(10,348)	$1,339,533

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Statement of Operations (in thousands, except per share amounts):

	Three Months Ended September 30, 2007
	As Reported	Adjustments	Restated
Operating Expenses
General and administrative	$29,594	$(1,327)	$28,267
Research and development	1,405	—	1,405
Depreciation and amortization	5,018	—	5,018
Loss on impairment of intangibles	—	—	—
Gain on asset disposal	(133)	—	(133)

Total operating expenses	35,884	(1,327)	34,557

Operating loss from continuing operations	(35,884)	1,327	(34,557)
Interest expense	(11,333)	—	(11,333)
Other expense	(518)	—	(518)
Interest and other income	2,893	—	2,893
Equity in losses of MSV	(1,595)	—	(1,595)
Minority interests in losses of TerreStar Networks	4,513	—	4,513
Minority interests in losses of TerreStar Global	375	—	375
Gain (Loss) on investments	(47,863)	47,863	—
Decrease in dividend liability	—	30,574	30,574
Other than temporary impairment-SkyTerra	—	(47,863)	(47,863)

Loss from continuing operations before income taxes	(89,412)	31,901	(57,511)
Income tax benefit (expense)	3,376	—	3,376

Net loss from continuing operations	(86,036)	31,901	(54,135)
Loss from discontinued operations	—	—	—

Net income (loss)	(86,036)	31,901	(54,135)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(6,011)	—	(6,011)
Accretion of issuance costs associated with Series A and Series B	(1,078)	—	(1,078)

Net income (loss) available to Common Stockholders	$(93,125)	$31,901	$(61,224)

Basic Loss Per Share—Continuing Operations	$(1.08)	$0.37	$(0.71)

Basic Loss Per Share—Discontinued Operations	$—	$—	$—

Basic Loss Per Share	$(1.08)	$0.37	$(0.71)

Basic Weighted-Average Common Shares Outstanding	86,128	—	86,128

The following table presents the effect of the restatement adjustments upon our previously reported quarterly (unaudited) Consolidated Balance Sheet (in thousands):

	September 30, 2007
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,558	$—	$197,558
Cash committed for satellite construction costs	2,783	—	2,783
Restricted cash for Series A and Series B Cumulative convertible preferred stock dividends	—	—	—
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,388	—	4,388
Deferred issuance costs associated with Senior Secured Notes	—	—	—
Deferred issuance costs associated with TerreStar Notes	2,032	—	2,032
Assets held for sale	—	—	—
Other current assets	18,617	—	18,617

Total current assets	225,378	—	225,378

Restricted investments	3,569	—	3,569
Property and equipment, net	507,068	—	507,068
Intangible assets, net	215,797	—	215,797
Investment in MSV	37,606	1,618	39,224
Investment in SkyTerra	287,176	—	287,176
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	7,397	—	7,397
Deferred issuance costs associated with TerreStar Notes	—	—	—
Notes receivable and accrued interest, thereon	787	—	787
Deferred issuance costs associated with Senior Secured PIK Notes	10,923	—	10,923

Total assets	$1,295,701	$1,618	$1,297,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,289	$—	$27,289
Accounts payable to Loral for satellite construction contract	19,791	—	19,791
Accrued income taxes payable	89	—	89

Obligations under capital leases	288	—	288
Deferred rent and other current liabilities	1,060	—	1,060
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	15,252	—	15,252
Current liabilities of discontinued operations	25	—	25

Total current liabilities	63,794	—	63,794
Obligations under capital leases	316	—	316
Deferred rent and other long-term liabilities	2,685	—	2,685
SkyTerra investment dividends payable	—	183,444	183,444
TerreStar Notes and accrued interest, thereon	547,790	—	547,790

Total liabilities	614,585	183,444	798,029

Commitments and Contingencies
Minority interest in TerreStar Networks	18,610	—	18,610
Minority interest in TerreStar Global	105	—	105
Series A cumulative convertible preferred stock	90,000	—	90,000
Series B cumulative convertible preferred stock	318,500	—	318,500

STOCKHOLDERS’ EQUITY:
Common stock	903	—	903
Additional paid-in capital	1,056,285	(262,781)	793,504
Common stock purchase warrants	64,097	—	64,097
Less: 3,951,202 common shares held in treasury stock	(73,877)	—	(73,877)
Accumulated other comprehensive income	10	—	10
Accumulated deficit	(793,517)	80,955	(712,562)

Total stockholders’ equity	253,901	(181,826)	72,075

Total liabilities and stockholders’ equity	$1,295,701	$1,618	$1,297,319

Note 22.     Schedule II—Valuation and Qualifying Accounts

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2006 and 2007

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2005
Valuation allowance deferred tax assets	$174	$—	$20	$194

Year Ended December 31, 2006 (Restated)
Valuation allowance deferred tax assets	$194	$—	$191	$385

Year Ended December 31, 2007
Valuation allowance deferred tax assets	$385	$—	$56	$441