Form 10-K/A
period 2007-12-31
TERRESTAR CORP
filed 2008-04-29
CIK 913665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number: 001-33546

TERRESTAR CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	93-0976127
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
12010 Sunset Hills Road, 9th Floor, Reston, VA	20190
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (703) 483-7800

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
☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

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

There were 90,977,073 shares of TerreStar Corporation Common Stock outstanding as of April 22, 2008.

EXPLANATORY NOTE

TerreStar Corporation (“TerreStar” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007 to include the information required to be contained in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K.  TerreStar had previously reported that such information would be incorporated by reference to its definitive proxy statement to be filed pursuant to Regulation 14A.  However, TerreStar’s definitive proxy statement will not be filed prior to April 29, 2008, and, according to General Instruction G(3) to Form 10-K, it hereby amends its previously filed Annual Report on Form 10-K (filed on March 31, 2008) to include the required information.  This Amendment No. 1 to Annual Report on Form 10-K includes only Items 10, 11, 12, 13 and 14 of Form 10-K, and TerreStar is not amending or supplementing any other information in such previously filed Annual Report on Form 10-K.

PART III

Item 10.  Directors and Executive Officers and Corporation Governance of TerreStar.

Directors of TerreStar

The following table sets forth, for each of our directors as of April 22, 2008, his name, title, age and the year in which he first became a director of the Company.  The directors have furnished the information set forth below and elsewhere in this Annual Report concerning them and their security holdings of TerreStar.

Name	Title	Age	Began Service

David Andonian	Director	51	2006
Eugene I. Davis	Director	52	2008
William Freeman	Director	55	2007
Jacques Leduc	Director	45	2006
David Meltzer	Director	48	2006
Dean Olmstead	Director	52	2008
David J. Rayner	Director	51	2008

David Andonian.   Mr. Andonian has served on our Board of Directors since May 2006.  Currently, Mr. Andonian is the Founder and managing Partner at Dace Ventures, where he has served since August 2006.  Prior to August 2006, Mr. Andonian served as  the Chairman of Affinnova, Inc., a marketing services company.  From May 2003 to December 2004, Mr. Andonian served as Executive Chairman of the board of directors, and from January 2004 to January 2006, Mr. Andonian served as the Chief Executive Officer of Affinnova, Inc.  From December 2002 to April 2003, Mr. Andonian served as an Executive in Residence at Flagship Ventures.  From July 2001 to September 2002, Mr. Andonian served as President and Chief Operating Officer at CMGI, an internet marketing and infrastructure provider.  At CMGI, he managed domestic and international operations.  Prior to joining CMGI, Mr. Andonian held several executive level positions from January, 1996 to November, 1997 with PictureTel Corporation including General Manager of its Personal Systems Division and Vice President of Worldwide Marketing.  He began his career in sales at IBM where he spent over fifteen years in various sales, marketing and general management positions including VP of Worldwide Marketing and Brand Management for IBM’s PC Company.  Mr. Andonian holds a B.A in Business Management from the Isenberg School of Management at the University of Massachusetts.

Eugene I. Davis. Mr. Davis has served on our Board of Directors since February 2008.  Mr. Davis has served as the Chairman and Chief Executive Officer of PIRINATE Consulting Group, L.L.C., a consulting firm specializing in turn-around management, mergers and acquisitions and strategic planning advisory services, since 1999. He served as Chief Operating Officer of Total-Tel USA Communications, Inc., an integrated telecommunications provider, from 1998 to 1999. Mr. Davis served in various capacities including as director, Executive Vice President, President and Vice Chairman of Emerson Radio Corp., a distributor of consumer electronics products, from 1990 to 1997. He served in various capacities including as a director, Chief Executive Officer and Vice Chairman of Sports Supply Chain, Inc., a distributor of sporting goods and athletic equipment, from 1996 to 1997. Prior to such time, Mr. Davis was an attorney in private practice. Mr. Davis presently serves as Chairman of the Board of Atlas Air Worldwide Holdings, Inc., Atari, Inc. and Foamex International, Inc. Mr. Davis also serves as a Director of American Commercial Lines, Inc., Delta Air Lines, Inc., Knology, Inc., Medicor Ltd., Oglebay Norton Company, Rural/Metro Corporation, Silicon Graphics, Inc., Footstar Inc. and Pliant Corporation.  Mr. Davis received B.A. in International Politics from Columbia University, Columbia College, a Masters in International Affairs, International Law and Organization from Columbia University's School of International Affairs, and a J.D. from Columbia University's School of Law.

William M. Freeman. Mr. Freeman has served as Chairman of the Board since March 2007 and has served on the Board of Directors since February 2007.  Mr. Freeman is currently the President and CEO of Arbinet-theexchange, Inc. and has served in that capacity since November 2007.  From May 2004 to February 2005, Mr. Freeman was the Chief Executive Officer of Leap Wireless International, Inc. From January 1994 to January 2004, Mr. Freeman was a senior executive, most recently President—Public Communications Group, at Verizon.  Mr. Freeman also serves on the board of directors of the CIT Group, Inc.   Mr. Freeman holds a B.A. in Economics from Drew University and an MBA in Finance and Management from Rutgers University.  In addition, Mr. Freeman also participated in advanced management programs at Harvard, the Brookings Institute and Rutgers.

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

Dean Olmstead.  Mr. Olmstead has served on our Board of Directors since February 2008.  Mr. Olmstead is the President of Satellite Services for EchoStar Corporation. Before joining EchoStar in January 2008, Mr. Olmstead served as an advisor to Loral Space & Communications on strategic and growth opportunities for its satellite service businesses and served on its board of directors. Additionally, he was President of Arrowhead Global Solutions, President and CEO of SES Americom and held leadership positions with DirecTV Japan, NASA and the U.S. State Department. Mr. Olmstead holds a B.S. in Economics-Mathematics from Western Washington University, an M.A. from Stanford University's Terman School of Engineering, and also completed Ph.D. studies in Economics at The American University.

David J. Rayner.  Mr. Rayner has served on our Board of Directors since February 2008. Mr. Rayner is Chief Administrative Officer of EchoStar Corporation. Prior to that, Mr. Rayner served as Executive Vice President of Installation Services and had previously held the position of Chief Financial Officer of EchoStar Communications Corporation. Before joining EchoStar in December 2004, Mr. Rayner served as Senior Vice President and Chief Financial Officer of Time Warner Telecom in Denver. From February 1997 to May 1998, Rayner served as Vice President of Finance for Time Warner Telecom, and he was Controller for that company from May 1994 to February 1997. From 1982 to 1994, Rayner also held various financial and operational management positions with Time Warner Cable. He received his bachelor's degree in Accountancy from Northern Illinois University.

Communications with Directors

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors or with individual directors.  Stockholders who wish to communicate with the Board of Directors or with individual directors should direct written correspondence to our General Counsel at our principal executive offices located at 12010 Sunset Hills Road, 9th Floor, Reston, Virginia 20190.  Any such communication must contain (i) a representation that the stockholder is a holder of record of stock of the Company, (ii) the name and address, as they appear on the Company’s books, of the stockholder sending such communication, and (iii) the class and number of shares of TerreStar that are beneficially owned by such stockholder.  The General Counsel will forward such communications to the Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the General Counsel has the authority to discard the communication or to take appropriate legal action regarding such communication.

Executive Officers

The following sets forth the biographical information for each of TerreStar’s executive officers as of April 22, 2008.

Jeffrey W. Epstein.  Mr. Epstein has served as our President and principal executive officer since April 2008 and as our Senior Vice President, General Counsel and Secretary since September 2006.  Mr. Epstein served as the General Counsel and Secretary since October 2006 and the Associate General Counsel and Secretary from July 2006 to December 2006 of TerreStar Networks Inc. From October 2003 to July 2006, Mr. Epstein served as Director, Assistant General Counsel, Transactions, for Capital One Financial Corporation. From March 2000 to September 2003, he was an associate at the law firm Piper Rudnick LLP. Mr. Epstein earned a B.A. in Business Administration from the University of Florida, a J.D. from St. Thomas University School of Law and an L.L.M. in Securities and Financial Regulation from Georgetown University Law Center.

Dennis W. Matheson.  Mr. Matheson has served as TerreStar’s Chief Technology Officer, Senior Vice President—Satellite Operations since January 2006.  Mr. Matheson also has served as a Senior Vice President of TerreStar Global since February 2006.  From August 1993 to January 2006, Mr. Matheson served as Chief Technical Officer of Motient Corporation. Mr. Matheson was an executive officer of Motient Corporation at the time it filed for Chapter 11 protection.  Mr. Matheson holds a B.S. in Electrical Engineering from Clemson University and an M.S. in Electrical Engineering from the University of Tennessee.

Neil L. Hazard.  Mr. Hazard has served as our Executive Vice President, Chief Financial Officer, Treasurer and principal financial officer since September 2006. Mr. Hazard also has served as Chief Financial Officer of TerreStar Global since October 2006 and has served as Chief Financial Officer and Treasurer of TerreStar Networks Inc. since July 2006. In November 2006, TerreStar named Mr. Hazard as its interim Chief Operating Officer. Mr. Hazard retained his titles of Executive Vice President, Chief Financial Officer, Treasurer and principal financial officer of TerreStar.  From July 2001 to December 2005, Mr. Hazard served as Chief Operating Officer at Primus Telecommunications Group, where he also served as Chief Financial Officer from February 1996 to October 2004. Mr. Hazard received a B.S. in Engineering from Johns Hopkins University, an M.S. in Computer Systems Management from the University of Maryland and an M.B.A. from the Harvard Business School. He is a Certified Public Accountant and a Certified Management Accountant.

On April 18, 2008, TerreStar announced the resignations of Robert Brumley, President and CEO, Michael Reedy, Chief Operating Officer, and Doug Sobieski, Chief Marketing Officer.  Each of these former executive officers were among our most highly compensated executive officers in 2007 and information regarding these former executive officers is included in Item 11 “Executive Compensation” below.

Board Committees and Meetings

The Board of Directors conducts its business through meetings and through its committees.   The Board of Directors consisted of six directors at the beginning of 2007.  David Grain resigned from the Board in January 2007, William Freeman was elected to the Board in January 2007 and Raymond Steele resigned from the Board in February 2007.

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board, applicable committee and stockholders’ meetings. The Board of Directors met 12 times during 2007.  During 2007, each director attended or participated in at least 75% of the aggregate of the meetings held by our Board of Directors and each committee of the Board of Directors on which he served during the period for which he served.  Robert Brumley, our former President and Chief Executive Officer, was a member of our Board of Directors during 2007 and was also an employee of TerreStar and TerreStar Networks Inc., our majority owned subsidiary.  Mr. Brumley resigned from our Board of Directors in April 2008.

In February 2008 in connection with entering into certain agreements with affiliates of Harbinger Capital Partners and EchoStar Corporation, we agreed to expand the size of the Board of Directors from five to eight members through the additions of Messrs. Davis, Olmstead and Rayner.  For more information regarding these transactions please see our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2008.

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The standing committees of the Board of Directors are: the Audit Committee, the Compensation and Stock Option Committee and the Nominating Committee. In accordance with best practice, all the committees are comprised solely of non-employee, independent directors, as defined by the Marketplace Rules of The Nasdaq Stock Market, Inc.  The charter of each committee is available free of charge in print to any stockholder who requests it. The table below shows current membership of each of the standing Board committees:

Audit Committee	Compensation and Stock Option Committee	Nominating Committee
Jacques Leduc*	David Meltzer*	David Andonian*
David Andonian	David Andonian	Jacques Leduc
Eugene I. Davis	William Freeman	David Meltzer
David J. Rayner	Dean Olmstead	William Freeman
* Denotes Committee Chairman

Audit Committee

In 2007, the Audit Committee consisted of Messrs. Leduc, Andonian and Steele until February 2007 and  in February 2007 the committee was restructured to consist of Messrs. Leduc, Andonian and Freeman.  In April 2008 it was restructured to its present composition.  Each member of the Audit Committee is “independent” as defined under the applicable Marketplace Rules of The Nasdaq Stock Market, Inc.  The Audit Committee is responsible for reviewing our internal auditing procedures and accounting controls and will consider the selection and independence of our outside auditors. During 2007, the Audit Committee met five times.

Our Board of Directors has determined that Jacques Leduc is the “Audit Committee financial expert” as such term is defined under Item 407 of Regulation S-K and a “financially sophisticated audit committee member” under Rule 4350(d)(A) of the Marketplace Rules of The Nasdaq Stock Market Inc.  Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Leduc’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Leduc any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as the Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.  In making this determination, the Board of Directors considered Mr. Leduc’s educational background, and business experience, which is described above.  Our Audit Committee charter is available on our website, www.terrestarcorp.com.

Compensation and Stock Option Committee

The Compensation and Stock Option Committee consisted of Mr. Meltzer, Mr. Andonian and Mr. Grain until January 2007 and in February 2007 the committee was restructured to consist of Messrs. Meltzer, Andonian and Freeman.  In April 2008 Mr. Olmstead was added to the committee.  The Compensation and Stock Option Committee is responsible for reviewing certain of TerreStar’s compensation programs, making recommendations to the Board of Directors with respect to compensation, and administering our stock option plan.  During 2007, the Compensation and Stock Option Committee met seven times.  Our Compensation and Stock Option Committee charter is available on our website, www.terrestarcorp.com.

Nominating Committee

The Nominating Committee consisted of Messrs. Andonian, Grain, Leduc and Meltzer until January 2007 and in February 2007 the committee was restructured to its present composition.  Each member of the Nominating Committee is “independent” as defined under the applicable Marketplace Rules of The Nasdaq Stock Market, Inc.  The Nominating Committee is responsible for selecting candidates to stand for election as directors. During 2007, the Nominating Committee met one time.  Our Nominating Committee charter is available on our website, www.terrestarcorp.com.

Director Nominations

The Nominating Committee is responsible for selecting candidates to stand for election as directors.  The Nominating Committee actively seeks individuals who meet the qualifications established by the Nominating Committee to become members of our Board of Directors, including evaluating persons suggested by stockholders or others, and conducting appropriate inquiries into the backgrounds and qualifications of possible nominees.  The Nominating Committee selects those nominees whose attributes it believes would be most beneficial to TerreStar. This assessment includes such issues as experience, integrity, competence, diversity, skills, and dedication in the context of the needs of the Board of Directors.  Any stockholder that wishes to propose a candidate should send such candidate to the attention of the Nominating Committee at the address given in the section entitled “Communications with Directors” above.

In February 2008 in connection with entering into certain agreements with affiliates of Harbinger Capital Partners and EchoStar Corporation, we agreed to expand the size of the Board of Directors from five to eight members through the additions of Messrs. Davis, Olmstead and Rayner.  For more information regarding these transactions please see our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established by the SEC, and we are required to report in this Annual Report any failure to file by these dates.  Based on our review of these reports filed during and in connection with the year ended December 31, 2007, and on certain written representations, we do not believe that any of our directors, officers or beneficial owners of more than ten percent of our common stock failed to file a form or report a transaction on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics has been approved by our Board of Directors, and has been designed to deter wrongdoing among directors, officers and employees and promote honest and ethical conduct, full, fair, accurate and timely disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of code violations, and accountability for adherence to our code.  Our code of ethics is available on our website, www.terrestar.com.

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides an overview of the combined TerreStar Corporation, or TerreStar,  and Terrestar Networks Inc., or Networks,  compensation philosophy.  For purposes of the following section, except where the context otherwise requires or unless otherwise indicated, the terms “we,” “our” and “us” refer to TerreStar Corporation and its subsidiaries, including Networks.

The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth above.  This discussion contains forward looking statements that are based on our current plans and expectations regarding future compensation programs.  Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Overview

Our primary business is our ownership of TerreStar Networks and, as of April 22, 2008, we owned approximately 88% of Networks’ outstanding common stock.  Over the past year, we experienced a significant change in our management structure and the methodology of our compensation system, which we implemented in May 2007.  Our Compensation Committee approved a new compensation structure and implemented this plan during the second quarter of 2007 for TerreStar Networks employees and certain executive officers of TerreStar, who also serve as officers of TerreStar Networks.

In April 2008, we announced a corporate restructuring that led to the departure of three of our executive officers who were among the five most highly compensated executive officers in 2007 as well as one additional officer.  In addition, the restructuring led to a headcount reduction of 79 employees, reducing our overall headcount from 178 employees to 99 employees as of April 22, 2008.  This restructuring will have a significant impact on our compensation expense in 2008. We expect this reduction to account for savings of approximately 45 percent in base salary expense.

Compensation Committee Members

The Compensation and Stock Option Committee, or the Compensation Committee, is responsible for establishing basic principles related to our compensation programs and for providing oversight of compensation programs and policies for senior executive officers.  The Compensation Committee is currently comprised of David Meltzer, David Andonian, Dean Olmstead and William Freeman, all of whom are independent, non-employee directors.  The Compensation Committee maintains a practice of meeting prior to regularly scheduled meetings of the Board of Directors and generally holds executive sessions without management present.  Mr. Meltzer serves as the Chairman of the Compensation Committee and sets the meetings and agendas.  Mr. Olmstead joined the Compensation Committee in April 18, 2008 and therefore was not involved in the compensation decisions discussed in this report.

On May 23, 2007, the Board of Directors approved a Compensation Committee Charter which delegated to the Compensation Committee the responsibilities of reviewing and approving compensation granted to our executive officers and directors.  The Compensation Committee has the authority to retain its own compensation consultant and to obtain advice and assistance from internal or external legal, accounting or other advisers as it sees fit.  For example, in 2006, the Compensation Committee engaged Strategic Compensation Research Associates, or SCRA, an independent, third-party compensation consultant, to review and assess our compensation practices for our executives and directors.  Specifically, SCRA provided recommendations to the Compensation Committee in 2006 with respect to the adoption of the Company’s 2006 Equity Incentive Plan and compensation for the Board of Directors, including the Chairman of the Board.

In 2006, the management of TerreStar Networks engaged Mercer as its independent, third-party compensation consultant, to review and provide compensation benchmark analysis and studies to TerreStar Networks’ management in connection with the development of a new compensation structure.  Based on the results of Mercer’s benchmark of similarly situated companies, it was determined that the overall compensation of Networks’ employees, particularly at the senior management level, was below market.  As discussed above, the compensation structure for TerreStar Networks executives and certain of our executives who also serve as executive officers of both TerreStar Networks and TerreStar was revised to be consistent with our overall compensation philosophy.  This new compensation structure was implemented in the second quarter of 2007.

At the request of the Compensation Committee, our Chief Executive Officer, Chief Financial Officer and General Counsel/Secretary regularly participate in Compensation Committee meetings with respect to compensation matters.  In addition, the Chief Executive Officer was actively involved in discussions relating to setting the compensation levels for his direct reports, including each of the other executive officers named in the Summary Compensation table below (together, the “NEOs”), as well as assisting in the formation and design of our compensation programs and policies.  The Chief Executive Officer was present in Compensation Committee meetings where compensation was determined for other executive officers but he was not present when the Compensation Committee considered and set his compensation.  The Compensation Committee reviews and approves compensation components for the Chief Executive Officer and other executive officers including the following components:

•	Annual base salary;
•	Cash and equity bonuses, including target amounts;
•	Other equity or cash compensation;
•	Employment agreements, severance arrangements, and change in control agreements/provisions, as applicable; and
•	Any other material benefits, compensation or arrangements.

During 2007, the Compensation Committee met seven times and acted on the following matters:

•	Director compensation;
•	Employee bonuses for 2007;
•	Negotiate and enter into employment agreements with executive officers;
•	Approval of stock option exchange with employees (including executive officers) of TerreStar Networks; and
•	Approval of compensation for the Chairman of the Board.

In addition to the above activities, as discussed herein, the Compensation Committee finalized and approved the new compensation structure for employees of Networks and certain executive officers of TerreStar, which was implemented during the second quarter of 2007.

Compensation Philosophy

We design our compensation programs to enable us to attract, retain and motivate executive officers to support and achieve our short-term and long-term strategic goals, and to complement our efforts to develop our integrated next-generation communications system.  To the extent possible, the Compensation Committee also believes it is important to seek to foster a stockholder perspective in management by awarding stock options and other equity based awards to align the interests of our executives with those of our stockholders.

The Compensation Committee determines executive officer compensation with respect to each element set forth below based upon an independently conducted analysis of publicly-available compensation data and compensation survey data of comparable companies.  The Chief Executive Officer delivers a performance evaluation for each of the other executive officers to the members of the Compensation Committee and makes recommendations on compensation arrangements, including adjustments in base salary, changes in target bonus awards and/or metrics for earning cash incentives and equity grants. Such recommendation is based on competitive market data and a variety of other factors, including individual performance, market competitive pressures, business conditions, the vesting and value of current equity grants, our overall performance and the potential financial impact of implementing the recommendations. The Compensation Committee considers, but is not bound to and does not always accept, the recommendations of the Chief Executive Officer with respect to executive officer compensation.  In addition, the Compensation Committee regularly seeks input from independent compensation consultants prior to making any final determinations.

To determine the compensation of our Chief Executive Officer and other executive officers, the Compensation Committee, through consultation with the remaining independent members of the Board of Directors, assesses each officer’s performance and considers competitive market data and other factors described herein.

We believe it is in our stockholders’ best interests to ensure that our executive compensation is competitive with those of other companies of similar size and complexity. The Compensation Committee seeks independent professional assistance and advice from outside consulting firms from time to time in the development and utilization of the competitive market data and the establishment of its executive compensation programs.

Based upon the compensation survey data and publicly-available information, we produced an overall range of competitive market data for the compensation of each of our executive officers.

Elements of Compensation

Base Salary

We target base salary at the median level of the compensation survey data and publicly-available information mentioned above in order to retain and reward executive talent.  However, to better support our objective to retain and properly reward executive officers, we also consider other factors, such as duties and responsibilities not typically found in similar positions with comparable companies, prior experience, job performance, tenure, any distinctive value to the organization, and general market conditions.  For 2007, each NEO received a cost-of-living adjustment of 4% to their base salary.

In January 2007 and January 2008, the Compensation Committee set each NEO’s base salary as follows:

Name	2007 Base Salary ($)	2008 Base Salary ($)
Robert Brumley	550,000	572,000
Neil Hazard	400,000	416,000
Dennis Matheson	350,000	364,000
Michael Reedy	350,000	364,000
Doug Sobieski	350,000	364,000

Cash Incentives

We structure a cash incentive plan, our Bonus Plan, to align the financial incentives of our employees and executive officers with our short-term and long-term operating goals and interests of our stockholders, and to reward exceptional performance.  Some of our executive officers who currently have employment agreements with Networks and have cash bonus target amounts set forth in such contracts.  Each fiscal year, the Compensation Committee approves the structure, performance metrics as well as each metric’s relative weighting under our Bonus Plan.  For 2007, the Compensation Committee considered the various goals and milestones established and achieved by Networks and its executive officers and decided to award the bonus targets for achieving these goals.

In 2007, the Chief Executive Officer’s annual target bonus was approximately 85% of his annual base salary, or 467,500, and the annual target bonus for our Chief Financial Officer was 60% of his annual base salary, or $240,000. The fiscal 2007 bonuses for our Chief Executive Officer and Chief Financial Officer were based on targets established in their employment agreements.  Similar calculations were used for other executive and employee bonuses and were paid out at the end of 2007.  We entered into new employment agreements with each of our executive officers in January 2008 that set target bonus amounts for 2008. The cash incentive bonuses are contingent  upon the executive and TerreStar achieving specific deliverables or goals that will be agreed to during 2008 by the applicable executive and the Compensation Committee.  There will also be an opportunity for each executive to earn more than the target bonus based upon the officer’s success in meeting additional identified performance targets during 2008.

For 2007, the Compensation Committee set each NEO’s target cash bonus and actual cash bonus paid (2007 bonus amounts earned were paid in 2008 for Messrs. Brumley and Hazard) as follows:

Name	2007 Target Bonus (% of Base)	2007 Cash Bonus Earned ($)
Robert Brumley	85%	504,083 (1)
Neil Hazard	60%	257,667 (2)
Dennis Matheson	60%	168,000
Michael Reedy	60%	168,000
Doug Sobieski	60%	168,000

(1)      Includes $83,333 cash bonus paid to Mr. Brumley in 2007 for services to TerreStar Corporation in 2006 and 2007.
(2)      Includes $41,666 cash bonus paid to Mr. Hazard in 2007 for services to TerreStar Corporation in 2006 and 2007.

Equity Incentives

We provide long-term incentive compensation through the award of stock options under our 2006 Equity Incentive Plan.  In connection with the new compensation structure, on May 1, 2007, the Compensation Committee and Board of Directors approved the issuance of approximately 3.8 million non-qualified options to purchase TerreStar common stock to TerreStar Networks employees and to executive officers of TerreStar Networks who also serve as officers of TerreStar.  One-third of these options vest each year over three years starting from January 1, 2008 and expires on January 1, 2017.

In addition, the Board of Directors approved a modification to the TerreStar Corporation Option plan and on May 23, 2007, we cancelled approximately 2.5 million fully vested non-qualified options to purchase Networks common stock in exchange for the issuance of approximately 5.3 million fully vested non-qualified options to purchase TerreStar Corporation common stock to Networks employees and to executive officers of Networks who also serve as officers of TerreStar.  These options vested on May 23, 2007 and fifty percent of the options became exercisable on January 1, 2008 and the remaining fifty percent become exercisable on January 1, 2009.

We can also, but have not except to our Board of Directors, award restricted stock and other equity incentives under our 2006 Equity Incentive Plan.  These awards generally vest over a number of years or upon the occurrence of certain strategic transactions.  Due to the various strategic transactions that we have undertaken over the last several years, many of these shares of restricted stock and stock options have already vested for employees who had received these awards prior to the occurrence of the transactions.

The Compensation Committee regularly reviews our long-term incentive compensation practices. Potential changes include adjusting the mix of equity awards granted, adjusting the vesting schedule of the equity awards, and using other forms of equity and/or non-equity long term incentive compensation with vesting based upon the achievement of performance metrics. Consistent with our philosophy of paying for performance, no executive is entitled to an automatic equity grant. In determining the proper amount and mixture of equity awards granted to each executive officer, we consider a variety of factors, including such executive officer’s contribution to our performance, current equity holdings, ability to influence future performance and relative position within our organization, the competitive market data described above, the relative value of each equity award, the financial impact on our profitability and the dilutive impact to our stockholders.

In addition to the above, the stock options generally have change in control vesting acceleration, forfeiture, transfer restrictions and other customary provisions.  In determining which elements of compensation are to be paid, and how they are weighted, we also take into account our compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code precludes us from taking a deduction for compensation in excess of $1 million for our executive officers named in the Summary Compensation Table. Certain performance-based compensation is specifically excluded from the deduction limit. Our policy is to qualify, to the extent reasonable, the compensation of our executive officers for deductibility under applicable tax laws.  However, the Compensation Committee believes that its primary responsibility is to provide a compensation program to meet our stated objectives and that the loss of a tax deduction may be necessary in some circumstances.

Generally Available Benefit Plans and Executive Perquisites

We do not provide significant perquisites or personal benefits to our NEOs.  In 2007, we provided each of our executive officers health care coverage and life insurance coverage that is generally available to all of our salaried employees.  Also, we maintain a 401(k) Plan for our employees, including our executive officers, because we wish to encourage our employees to save a portion of their cash compensation, through voluntary deferrals, for their eventual retirement.  The executive officers are entitled to participate in the company-sponsored 401(k) Plan on the same terms as all employees.  Under our 401(k) Plan, we provide all employees with matching contributions, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended. Our executive officers do not receive any retirement benefits beyond those generally available to our salaried employees.

Employment Agreements and Change in Control Agreements

We maintain employment agreements with each of our executive officers, effective January 15, 2008.  For more information on these employment agreements, please read “Executive Compensation — Narrative to Summary Compensation Table and Plan-Based Awards Table — Employment Agreements” and “Executive Compensation – Potential Payments upon Termination or Change-in-Control” below. These agreements provide for severance compensation to be paid if the employment of the executives is terminated under certain conditions, including, without limitation, his death or disability, following a change in control or for “good reason” or termination by us for any reason other than upon his death or disability, including for “cause,” each as defined in the agreements.

Compensation and Stock Option Committee Interlocks and Insider Participation

In 2007, Messrs. Meltzer, Andonian and Freeman served as members of our Compensation and Stock Option Committee.  None of Messrs. Meltzer, Andonian or Freeman was at any time during 2007, or at any other time, an officer or employee of TerreStar Corporation or any of its subsidiaries.  Further, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of another entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation and Stock Option Committee, or other committee performing a similar function, at any time during 2007.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

We, the Compensation Committee of the Board of Directors, have reviewed and discussed this Compensation Discussion and Analysis, or CD&A, as required by Item 402(b) of Regulation S-K with the management of the Company. Based on such review and discussion, we are of the opinion that the executive compensation policies and plans provide appropriate compensation to properly align TerreStar Corporations’ performance and the interests of its stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term. Accordingly, we have recommended to the Board of Directors that the CD&A be included as part of this Annual Report on Form 10-K/A.

Submitted by the Compensation and Stock Option Committee of the Board of Directors:

David Meltzer, Chairman
David Andonian
William Freeman
Dean Olmstead

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned for the fiscal year ended December 31, 2007 to our named executive officers, or NEOs, for the year-ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Robert Brumley Former President and CEO (4)	2007	550,000	83,333 (5)	---	3,419,388	420,750	---	43,455 (6)	4,516,926
	2006	300,000	---	---	3,201,232	216,000	---	6,965	3,724,197
Neil Hazard Executive Vice President, CFO (7)	2007	400,000	41,666 (5)	---	1,326,713	216,000	---	804	1,985,183
	2006	131,154	---	---	474,000	103,125	---	20	708,299
Dennis Matheson Chief Technology Officer	2007	350,000	---	---	310,882	168,000	---	280	829,162
	2006	200,000	---	---	2,401,500	150,000	---	140	2,751,640
Michael Reedy Former Chief Operating Officer (8)	2007	350,000	---	---	2,428,816	168,000	---	168	2,946,984
	2006	200,000	---	---	2,198,478	150,000	---	---	2,548,478
Doug Sobieski Former Chief Marketing Officer (9)	2007	350,000	---	---	310,882	168,000	---	430	829,312
	2006	200,000	---	---	2,401,500	150,000	---	200	2,751,700

(1)
Each amount reflected in this column is the compensation cost recognized by TerreStar during the applicable year under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2007 and prior years, disregarding forfeitures. The fair value is estimated on the date of grant using the Black-Scholes option-pricing model. For a discussion of the assumptions underlying the calculation under SFAS 123R see Note 11, Employee Stock Benefit Plans in our Form 10-K for the year ended December 31, 2007.

(2)	Represents amounts earned under the Company’s Cash Bonus Plans.
(3)	Includes group term life insurance premiums.
(4)	Mr. Brumley’s employment with TerreStar terminated in April 2008.
(5)
Messrs.  Brumley and Hazard were awarded cash bonuses in 2007 for services provided to TerreStar Corporation in 2006 and 2007 when Messrs. Brumley  and Hazard also served as executive officers of TerreStar Networks.

(6)	Includes group term life insurance premiums of $804 and the Company’s payment of rental expense for a corporate apartment provided for Mr. Brumley in Washington, D.C. during 2007 of $42,651.
(7)	Mr. Hazard’s employment began in July 2006.
(8)	Mr. Reedy’s employment was terminated in April 2008.
(9)	Mr. Sobieski’s employment was terminated in April 2008.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2007

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Max. ($) (e)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (2) (l)
Robert Brumley		0	467,500	(3)
	5/1/2007					349,500	11.30	2,334,660
	5/23/2007					400,500	11.35	2,643,300
Neil Hazard		0	240,000	(3)
	5/1/2007					160,000	11.30	1,068,800
	5/23/2007					356,000	11.35	2,349,600
Dennis Matheson		0	210,000	(3)
	5/1/2007					140,000	11.30	935,200
	5/23/2007					267,000	11.35	1,762,200
Michael Reedy		0	210,000	(3)
	5/1/2007					300,200	11.30	2,005,336
	5/23/2007					267,000	11.35	1,762,200
Doug Sobieski		0	210,000	(3)
	5/1/2007					140,000	11.30	935,200
	5/23/2007					267,000	11.35	1,762,200

(1)
Represents amounts available under 2007 Cash Incentive Plan.  Actual amounts paid under the 2007 Cash Incentive Plan to the executive officers are set forth in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.”

(2)	For a discussion of the assumptions underlying the calculation under SFAS 123R see Note 11, Employee Stock Benefit Plans in our Form 10-K for the year ended December 31, 2007.
(3)	The Compensation Committee may elect to award bonus amounts in amounts in excess of target bonus amounts.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (g)	Market Value of Shares or Units of Stock that Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (j)
Robert Brumley		349,500		11.30	4/30/2017
		400,500(1)		11.35	5/23/2017
Neil Hazard		160,000		11.30	4/30/2017
		356,000(1)		11.35	5/23/2017

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (g)	Market Value of Shares or Units of Stock that Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (j)
Dennis Matheson		140,000		11.30	4/30/2017
		267,000(1)		11.35	5/23/2017
Michael Reedy		300,200		11.30	4/30/2017
		267,000(1)		11.35	5/23/2017
Doug Sobieski		140,000		11.30	4/30/2017
		267,000(1)		11.35	5/23/2017
(1)           These options were vested as of December 31, 2007 but were subject to contractual restrictions with respect to their exercise and the sale of the underlying shares of common stock.  Those restrictions lapsed with respect to 50% of the shares underlying the option on January 1, 2008 and will lapse as to the remaining 50% of the shares on January 1, 2009.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2007

None of our Named Executive Officers exercised stock options or acquired shares of restricted stock in 2007.

Potential Payments Upon Termination or Change in Control

Consistent with practices within our industry, we also provide certain post-employment termination benefits to our executive officers.  We have implemented these programs in order to ensure that we are able to continue to attract and retain top talent, as well as ensure that during the uncertainty associated with a potential change in control the executive officers remain focused on their responsibilities and ensure a maximum return for our stockholders.

On April 16, 2008, we announced the departure of three of our NEO’s, Robert Brumley, Michael Reedy and Doug Sobieski.  Please see the information below for a description of the payments made to each of these former NEO’s in connection with their departure.

The following summaries set forth potential payments payable to our NEOs upon termination of employment or a Change in Control of us under their current employment agreements and our stock plans and other compensation programs.  For purposes of the following summaries, dollar amounts are estimates based on salary as of December 31, 2007, benefits paid to the NEOs in 2007 (and any prior years as applicable) and stock and option holdings of the NEOs as of December 31, 2007.  The summaries assume a price per share of our common stock of $7.25 per share, which was the closing price per share on December 31, 2007, as reported on the NASDAQ Global Market.

Termination and Change of Control. Each of our NEOs and other executive officers who are still our employees is entitled to certain benefits under his employment agreement upon any of the following:

•	we terminate NEO’s employment for Cause (as defined in each Employment Agreement);

•	we terminate NEO’s employment as a result of his death or Permanent Disability (as defined in each Employment Agreement);

•	we terminate the NEO’s employment for reason other than Cause;

•	NEO terminates his employment for Good Reason (as defined in each Employment Agreement); and

•	the NEO experiences a Change in Control Position Modification (as defined in each Employment Agreement) within 3 months following a Change of Control.

If a NEO’s employment is terminated for Cause, the NEO shall be entitled to all salary and expense reimbursements due to such NEO through the date of his termination.

If a NEO’s employment is terminated as a result of his death or Permanent Disability,  the NEO shall be entitled to (i) all salary and expense reimbursements due to such NEO through the date of his termination, (ii) an aggregate amount equal to one-half of the NEO’s then-current annual base salary and target bonus and (iii) all then unvested options held by the NEO shall immediately vest.

If we terminate a NEO’s employment for reason other than Cause or if the NEO terminates he employment for Good Reason, the NEO shall be entitled to (i) all salary and expense reimbursements due to such NEO through the date of his termination, (ii) an aggregate amount equal to NEO’s base salary and target bonus, (iii) all then unvested options held by the NEO shall immediately vest and (iv) we shall pay COBRA premiums on behalf of NEO for a period of not more than 18 months.

In the event a NEO experiences a Change of Control Position Modification within three months of a Change of Control, the NEO shall be entitled to (i) all salary and expense reimbursements due to such NEO through the date of his termination, (ii) an aggregate amount equal to two times NEO’s base salary and target bonus, (iii) all then unvested options held by the NEO shall immediately vest and (iv) we shall pay COBRA premiums on behalf of NEO for a period of not more than 18 months.

Robert Brumley

Robert Brumley was our former President and Chief Executive Officer.  His employment was terminated effective April 16, 2008.  In connection with his separation from TerreStar, Mr. Brumley entered into an Agreement and General Release (the “Brumley Separation Agreement”).  The terms of the Brumley Separation Agreement are as follows:

We released any and all claims against Mr. Brumley and Mr. Brumley released any and all claims against TerreStar.  In addition, we will pay Mr. Brumley aggregate cash payments equal to $1,972,223, which consists of (i) $18,805 for accrued but unpaid compensation through his termination date, (ii) $981,018, equal to Mr. Brumley’s current base salary through December 31, 2009, the remaining period of the term specified in the Brumley Employment Agreement, and (iii) $972,400, equal to the product of Mr. Brumley’s target annual bonus for 2008 multiplied by 2, in each case less applicable income and employment tax withholding.  The cash payments under the Brumley Separation Agreement will be paid in accordance with the terms of the Brumley Separation Agreement over a period ending January 1, 2009.  In addition, to the extent Mr. Brumley qualifies for, complies with and otherwise remains eligible for continuation of his health care issuance benefits under COBRA, TerreStar shall pay the COBRA premiums for a maximum of 18 months.

In addition, unvested stock options to purchase 382,000 shares of TerreStar common stock that were issued to Mr. Brumley and remained outstanding immediately vested in full and became exercisable. TerreStar has also agreed to extend the period in which Mr. Brumley may exercise any outstanding option grants by a period of one year beyond the original exercise period under the applicable stock option agreements.

Neil Hazard

Assuming  that Mr. Hazard’s employment with TerreStar was terminated under each of these circumstances, or a change of control occurred on December 31, 2007, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Value of Equity Awards Received or to be Received($)
Termination for Cause	0	0
Death or Disability	320,000(2)	0(1)
Termination for Good Reason by Mr. Hazard or without Cause by TerreStar	665,554(3)	0(1)
Change of Control Position Modification within 3 months of a Change of Control	1,305,554(4)	0(1)

(1)
As of December 31, 2007, Mr. Hazard held unvested stock options to purchase 160,000 shares of our common stock.  As of December 31, 2007 the exercise price of his unvested stock options exceeded the fair market value of our common stock on that date and therefore the unvested stock options were determined to not have any value for purposes of this calculation.

(2)	Cash severance is equal to the sum of 50% of Mr. Hazard’s 2007 base salary ($200,000) and 50% of Mr. Hazard’s 2007 target bonus ($120,000).

(3)	Cash severance is equal to the sum of Mr. Hazard’s 2007 base salary ($400,000), Mr. Hazard’s 2007 target bonus ($240,000) and estimated COBRA premiums for 18 months ($25,554).

(4)	Cash severance is equal to the sum of two times Mr. Hazard’s base salary ($800,000), two times Mr. Hazard’s target bonus ($480,000) and estimated COBRA premiums for a period of 18 months ($25,554).

Dennis Matheson

Assuming  that Mr. Matheson’s employment with TerreStar was terminated under each of these circumstances, or a change of control occurred on December 31, 2007, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Value of Equity Awards Received or to be Received($)
Termination for Cause	0	0
Death or Disability	280,000(2)	0(1)
Termination for Good Reason by Mr. Hazard or without Cause by TerreStar	585,554(3)	0(1)
Change of Control Position Modification within 3 months of a Change of Control	1,145,554(4)	0(1)

(1)
As of December 31, 2007, Mr. Matheson held unvested stock options to purchase 160,000 shares of our common stock.  As of December 31, 2007 the exercise price of his unvested stock options exceeded the fair market value of our common stock on that date and therefore the unvested stock options were determined to not have any value for purposes of this calculation.

(2)	Cash severance is equal to the sum of 50% of Mr. Matheson’s base salary ($175,000) and 50% of Mr. Matheson’s target bonus ($105,000).

(3)	Cash severance is equal to the sum of Mr. Matheson’s base salary ($350,000), Mr. Matheson’s target bonus ($210,000) and estimated COBRA premiums for 18 months ($25,554).

(4)
Cash severance is equal to the sum of two times Mr. Matheson’s base salary ($700,000), two times Mr. Matheson’s target bonus ($420,000) and estimated COBRA premiums for a period of 18 months  ($25,554).

Michael Reedy

Michael Reedy was our former Chief Operating Officer.  His employment was terminated effective April 16, 2008.  In connection with his separation from TerreStar, Mr. Reedy entered into an Agreement and General Release (the “Reedy Separation Agreement”).  The terms of the Reedy Separation Agreement are as follows:

We released any and all claims against Mr. Reedy and Mr. Reedy released any and all claims against TerreStar.  In addition, we will pay Mr. Reedy aggregate cash payments equal to $594,367, which consists of (i) $11,967 for  accrued but unpaid compensation through his termination date, (ii) $364,000 for a payment equal to Mr. Reedy’s current base salary through December 31, 2008, the remaining period of the term specified in the Mr. Reedy’s employment agreement, and (iii) $218,400 for a payment equal to Mr. Reedy’s target annual bonus for 2008, in each case less applicable income and employment tax withholding.  The cash payments under the Reedy Separation Agreement will be paid over a 12 month period.  In addition, to the extent Mr. Reedy qualifies for, complies with and otherwise remains eligible for continuation of his health care issuance benefits under COBRA, TerreStar shall pay the COBRA premiums for a maximum of 18 months.

In addition, unvested options to purchase 200,133 shares of TerreStar common stock held by Mr. Reedy immediately vested in full and became exercisable.  Mr. Reedy shall have a period of one year following his termination date to exercise these stock options.

Doug Sobieski

Doug Sobieski was our former Chief Marketing Officer.  His employment was terminated effective April 16, 2008.  In connection with his separation from TerreStar, Mr. Sobieski entered into an Agreement and General Release (the “Sobieski Separation Agreement”).  The terms of the Sobieski Separation Agreement are as follows:

We released any and all claims against Mr. Sobieski and Mr. Sobieski released any and all claims against TerreStar.  In addition, we will pay Mr. Sobieski aggregate cash payments equal to $594,367, which consists of (i) $11,967 for  accrued but unpaid compensation through his termination date, (ii) $364,000 equal to Mr. Sobieski’s current base salary through December 31, 2008, the remaining period of the term specified in Mr. Sobieski’s employment agreement, and (iii) $218,400 equal to Mr. Sobieski’s target annual bonus for 2008, in each case less applicable income and employment tax withholding.  The cash payments under the Sobieski Separation Agreement will be paid over a 12 month period.  In addition, to the extent Mr. Sobieski qualifies for, complies with and otherwise remains eligible for continuation of his health care issuance benefits under COBRA, TerreStar shall pay the COBRA premiums for a maximum of 18 months.

In addition, unvested options to purchase 93,333 shares of TerreStar common stock held by Mr. Sobieski  immediately vested in full and became exercisable.   Mr. Sobieski shall have a period of one year following his termination date to exercise these stock options.

DIRECTOR COMPENSATION

The following chart shows the cash amounts and the value of other compensation paid to each non-employee member of the Board of Directors for their service in 2007.  We did not grant non-equity incentive plan awards, restricted stock or any compensation other than the payment of fees and the grant of stock options as shown below.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	Total ($) (h)
David Andonian	55,000	--	55,000
William Freeman(1)	80,000	181,204	261,204
David Grain(2)	--	--	--
Jacques Leduc	50,000	--	50,000
David Meltzer	45,000	--	45,000
Raymond Steele(3)	114,500	--	114,500

(1)      Mr. Freeman joined the Board of Directors in January 2007.
(2)      Mr. Grain resigned from the Board of Directors in January 2007.
(3)      Mr. Steele resigned from the Board of Directors in February 2007.

In February 2006, the Compensation and Stock Option Committee engaged a compensation consultant to review our Board of Directors compensation.  Based on that review, effective January 1, 2006, each non-employee member of the Board of Director was entitled to an annual retainer of $30,000, each member of the Compensation and Stock Option Committee and the Nominating Committee was entitled to an additional retainer of $5,000 per year, and each member of the Audit Committee was entitled to an additional retainer of $10,000 per year.  In addition, the Chairperson of the Compensation and Stock Option Committee and the Nominating Committee received an additional retainer of $10,000 per year and the Chairperson of the Audit Committee received an additional retainer of $15,000 per year.  In addition, non-employee members of the Board receive meeting fees of $1,500 for each Board meeting in excess of six per year.  Each member of the Compensation and Stock Option Committee or the Nominating Committee receives meeting fees of $2,000 for each committee meeting in excess of three per year, each member of the Audit Committee receives meeting fees of $2,500 for each meeting in excess of four per year.

Members of the Board of Directors receive an initial grant of 20,000 restricted shares upon joining the Board of Directors and annual grants of 15,000 stock options upon re-election.  In 2007, director annual grants were deferred until 2008 and therefore no stock option grants were awarded to directors in 2007.

In May 2007, our Compensation Committee approved a new compensation program for the Chairman of the Board.  The Chairman receives an annual retainer of $60,000 and meeting fees of $3,000 for each Board meeting in excess of six per year.  No other Board compensation payments changed in 2007.

Raymond Steele retired from the TerreStar Board of Directors in February 2007.  In connection with his retirement, the Board of Directors authorized a cash payment to Mr. Steele as if he continued to serve as Chairman of the Board and on the Audit and Compensation Committees through September 2007.  In addition, the Board authorized the grant of his two remaining quarterly option grants under the Chairman compensation plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 22, 2008 (unless otherwise indicated), by:

•	each person known by us to be a beneficial owner of five percent (5%) or more of our common stock;
•	each current director
•	each executive officer named in the summary compensation table in Item 11 of this Annual Report;
•	each current executive officer; and
•	all current directors and executive officers as a group.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (that is, the power to dispose of, or to direct the disposition of, a security).  In addition, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.  The number of shares beneficially owned by each stockholder is determined according to the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under current rules, “beneficial ownership” includes any shares as to which the individual or entity has sole or shared voting power or investment power. As a consequence, several persons may be deemed to be the “beneficial owners” of the same securities.

Each of the stockholders named in this table has sole voting and investment power with respect to the Common Shares shown as “beneficially owned.”  The percentage ownership of each stockholder is calculated based on 90,977,073 shares of common stock outstanding as of April 22, 2008.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Directors and Executive Officers
Neil Hazard (1)	231,333	*
Jeffrey Epstein (1)	61,075	*
Dennis Matheson (1)	180,167	*
David Andonian, Director (2)	36,000	*
William Freeman, Director (1)	35,600	*
David Rayner, Director	—	—
Jacques Leduc, Director (2)	36,000	*
Eugene Davis, Director	—	—
David Meltzer, Director (3)	31,000	*
Dean Olmstead, Director	—	—
Current Directors and Officers as a Group (10 persons)	611,175	*
Other 5% Stockholders
Harbert Management Corporation (4)	76,359,426	58.8
EchoStar Corporation (5)	38,970,000	30.0
Solus Alternative Asset Management LP (6)	11,131,146	11.7
Intrepid Capital Advisors (7)	5,813,845	6.4
Tudor Investment Corporation (8)	5,687,814	6.3
Goldman Sachs (9)	4,608,469	5.1
BCE, Inc. (10)	4,531,213	5.0
*     Less than 1%.

(1)	Share ownership reflects options to purchase Common Shares exercisable within 60 days of the date hereof.
(2)
Includes 12,000 shares of vested restricted Common Shares, 18,000 non-vested restricted Common Shares and 6,000 options to purchase Common Shares.  The non-vested restricted Common Shares are subject to repurchase by the Company in the event of termination of service.

(3)
Includes 10,000 vested restricted Common Shares, 15,000 non-vested restricted Common Shares and 6,000 options to purchase Common Shares.  The non-vested restricted Common Shares are subject to repurchase by the Company in the event of termination of service.

(4)
Funds Affiliated with Harbert Management Corporation.   Assumes conversion of $50,000,000 of Exchangeable Notes into 358,800 Series E Junior Preferred Shares, which are convertible into 8,970,000 Common Shares at the current exchange rate of 25:1.  Also assumes conversion of 1,200,000 Series E Junior Preferred Shares into 30,000,000 Common Shares pursuant to the Harbinger Spectrum Agreement.   Pursuant to a Schedule 13D/A dated February 7, 2008, as filed with the Commission, Harbert Management Corporation reported that as of February 5, 2008, it had shared voting and dispositive power over 40,921,029 Common Shares, including 1,886 shares issuable upon exercise of warrants and 4,405,170 shares issuable upon conversion of shares of Series B Preferred Stock.  Each of Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Offshore Manager, L.L.C. and HMC Investors, L.L.C. reported shared voting and dispositive power over 29,909,389 Common Shares; Harbinger Capital Partners Offshore Manager, L.L.C. and HMC Investors, L.L.C. each specifically disclaimed beneficial ownership in such shares except to the extent of its pecuniary interest therein.  Each of Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC and HMC - New York, Inc. reported shared voting and dispositive power over 11,011,640 Common Shares; each specifically disclaimed beneficial ownership in such shares except to the extent of its pecuniary interest therein.  Philip Falcone, Raymond J. Harbert and Michael D. Luce reported shared voting and dispositive power over 40,921,029 Common Shares; each specifically disclaimed beneficial ownership in such shares except to the extent of his pecuniary interest therein.  The mailing address of Harbert Management Corporation is One Riverchase Parkway South, Birmingham, Alabama 35244.

(5)
Assumes conversion of $50,000,000 of Exchangeable Notes into 8,970,000 Common Shares at the current exchange ratio of 179.4.  Also assumes that the Company exercises its option to purchase the 1.4 GHz Band Spectrum from EchoStar in exchange for 30,000,000 Common Shares.

(6)
Solus Alternative Asset Management LP.   Assumes conversion of $22,500,000 of Exchangeable Notes into 4,036,500 Common Shares.   Pursuant to a Schedule 13G/A filed on February 14, 2008, as filed with the Commission, Solus Alternative Asset Management LP reported that as of December 31, 2007 its share ownership includes 6,725,000 Common Shares and 1,860,000 Common Shares issuable upon conversion of shares of Series B Preferred Stock.

(7)
Funds affiliated with Intrepid Capital Advisors LLC and Intrepid Fund Management LLC.  Pursuant to a Schedule 13G/A filed on February 14, 2008, as filed with the Commission, as of December 31, 2007 Intrepid Capital Advisors, as the general partner of Intrepid Capital Fund (QP), L.P., and Bluenose Capital Fund (QP), L.P beneficially owned 2,265,131 Common Shares.  Additionally, Intrepid Fund Management, LLC, the investment manager of Intrepid Capital Fund (Offshore) Ltd., Intrepid Enhanced Alpha Master Fund, Ltd., and Bluenose Capital Fund (Offshore) Ltd beneficially owned 3,548,714 Common Shares.  Steven Shapiro, individually, as Manager of Intrepid Capital Advisors, LLC, and Intrepid Fund Management LLC beneficially owns 5,813,845 Common Shares.

(8)
Funds Affiliated with Tudor Investment Corporation.  Pursuant to a Schedule 13G/A dated February 13, 2008, as filed with the Commission, Tudor Investment Corporation reported that as of December 31, 2007, it had shared voting and dispositive power over 5,687,814 Common Shares.  The Common Shares reported herein as beneficially owned are owned directly by TPT (404,524 shares), Altar Rock (43,305 shares), Raptor Portfolio (4,242,095 shares) and BVI Portfolio (997,890 shares).  Because TIC is the sole general partner of Altar Rock and provides investment advisory services to Raptor Portfolio and BVI Portfolio, TIC may be deemed beneficially to own the Common Shares owned by each of Raptor Portfolio and BVI Portfolio.  TIC expressly disclaims such beneficial ownership.  In addition, because Mr. Jones is the controlling shareholder of TIC and the indirect controlling equity holder of TPT, Mr. Jones may be deemed to beneficially own the Common Shares deemed beneficially owned by TIC and TPT.  Mr. Jones expressly disclaims such beneficial ownership.  Because Mr. Pallotta is the portfolio manager of TIC and TPT responsible for investment decisions with respect to the Common Shares reported herein, Mr. Pallotta may be deemed to beneficially own the Common Shares deemed beneficially owned by TIC and TPT.  Mr. Pallotta expressly disclaims such beneficial ownership.  The Common Shares reported herein as beneficially owned by Mr. Pallotta are owned directly by Mr. Pallotta (450,000 shares) and Mr.  Pallotta’s spouse (3,640 shares).  Mr. Pallotta expressly disclaims beneficial ownership of any shares not directly owned by him.  The mailing address of Tudor Investment Corporation is 1275 King Street, Greenwich, Connecticut 06831.

(9)
 Funds affiliated with Goldman Sachs.  Pursuant to a Schedule 13G filed on February 11, 2008, as filed with the Commission, 4,608,469 Common Shares were beneficially owned by Global Securities Services, a separate business unit within and across Goldman, Sachs & Co. and Goldman Sachs International, each of which is a direct or indirect subsidiary of The Goldman Sachs Group, Inc. (“GSS”),  resulting from GSS holding title to such securities as a secured creditor under a transfer of title financial collateral arrangement under English Law.  This filing did not reflect securities, if any, beneficially owned by any other separate business units of Goldman, Sachs & Co, Goldman Sachs International and/or GSS whose ownership is disaggregated from that of GSS in accordance with the Release.  GSS disclaims beneficial ownership of any securities beneficially owned by any client accounts with respect to which GSS or its employees have voting or investment discretion, or both.

(10)
BCE, Inc.  Pursuant to a Schedule 13D/A dated March 7, 2007, as filed with the Commission, BCE, Inc. reported that as of March 7, 2007, it had sole voting and dispositive power over 4,531,213 Common Shares, and that its mailing address is 1000, rue de la Gauchetiere Ouest, Bureau 3700, Montreal, Quebec H3B 4Y7, Canada

The address for all officers and directors is c/o TerreStar Corporation, 12010 Sunset Hills Road, 9th Floor, Reston, Virginia 20190.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Shareholders (1)	9,568,911	11.73	1,307,753

Equity Compensation Plans Not Approved by Shareholders (2)	--	--	--

Total	9,568,911	11.73	1,307,753

____________________________________
(1)  Consists of our 2002 Stock Option Plan and 2006 Equity Incentive Plan.

Item 13.  Certain Relationships and Related Transactions.

Hughes Network Systems, LLC (“Hughes”)—During 2007, Andrew Africk served on the Board of Directors of both TerreStar Networks and Hughes.  As of April 2008 Mr. Africk no longer served on the Board of Directors of TerreStar Networks.

ATC Technologies, LLC—ATC Technologies is a subsidiary of MSV and we previously held a 4.4% ownership interest in MSV.

In 2007, we incurred expenses of $1.8 million for services provided by related parties.  Of that amount, $1.1 million was paid to Hughes for satellite related services and $700,000 was paid to ATC Technologies for intellectual property related services.

We believe that the prices charged by these parties for the services provided were equal to what non-related third parties would have charged for such services.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The following table presents fees for professional services rendered by Friedman LLP and billed to us for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, and fees for other services billed by Friedman LLP during those periods:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006
Audit fees	$823,831	$675,397
Audit related fees	96,654	20,164
Tax fees	0	102,541
Other	20,193	0
Total	$940,678	$798,102

Audit Fees.  Annual audit fees relate to services rendered in connection with the audit of the annual financial statements included in our Annual Report on Form 10-K, the quarterly reviews of financial statements included in our Quarter Reports on Form 10-Q, [registration statement consent procedures] and audit and testing of the company’s internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Audit Committee Policies

The Audit Committee of our Board of Directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimis exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the Audit Committee prior to the completion of the audit.  None of the fees listed above are for services rendered pursuant to such de minimis exceptions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRESTAR CORPORATION

By:	/s/ Jeffrey W. Epstein
Jeffrey W. Epstein
President, General Counsel and Secretary

Date: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as of April 29, 2008.

/s/ Jeffrey W. Epstein	President, General Counsel and Secretary
Jeffrey W. Epstein	(principal executive officer)

/s/ Neil Hazard	Executive Vice President, Chief Financial Officer
Neil Hazard	(principal financial officer)

*	Director
David Andonian

*	Director
Eugene Davis

*	Director
William Freeman

*	Director
Jacques Leduc

*	Director
David B. Meltzer

*	Director
Dean Olmstead

*	Director
David Rayner

*      By Power of Attorney.

EXHIBIT INDEX

31.1	-	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	-	Certification of the principal financial officer and principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002