Form 10-K/A
period 2007-12-31
TERRESTAR CORP
filed 2008-05-07
CIK 913665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

There were 90,977,073 shares of TerreStar Corporation Common Stock outstanding as of April 22, 2008.

TABLE OF CONTENTS

PART I

Explanatory Note		3

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

PART III

Item 15.	Signatures	6

EXPLANATORY NOTE

TerreStar Corporation (“TerreStar” or the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A (“Amendment No. 2”) for the year ended December 31, 2007 to include additional disclosures that were not included in Item 7 to our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 or in Amendment No. 1 to Annual Report on Form 10-K/A (“Amendment No. 1”) filed with the SEC April 29, 2008.  This Amendment No. 2 includes only the additional information not originally included in Item 7 of the Form 10-K.  This Amendment No. 2 does not reflect events occurring after the filing of the Form 10-K on March 31, 2008 nor does it modify or update those disclosures presented therein, expect with regard to the specific modifications described in this Explanatory Note.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K and Amendment No. 1, have been re-executed and re-filed as of the date of this Amendment No. 2 and are included as Exhibits 31.3, 31.4 and 32 hereto.  Therefore, Part IV Item 15 of the original filing has been amended to reflect the new certifications described above.

Part II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company hereby amends Item 7 “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K with the addition of the following:

The table below presents a reconciliation of the gain recognized on our SkyTerra investment in the quarter ended September 30, 2006 as reported using FAS 115 and the gain reported for the year ended December 31, 2006 as reported:

Gain on exchange recognized as of Sept. 30, 2006	$196,904,681
Realized loss on sale of 3,573,216 shares in October, 2006	(13,399,552)
Recognition of “other than temporary impairment” as of Dec. 31, 2006	(142,084,129)
Gain recognized for the year ended Dec. 31, 2006	$41,421,000

The decrease in the gain reported for the year ended December 31, 2006 of $155.5 million as compared to the gain reported on September 30, 2006 was primarily due to a combination of a loss on the sale of 3.5 million shares of common stock of SkyTerra Communications Inc. in the fourth quarter and the recognition of an other than temporary impairment on our investment.  In October, 2006, we sold 3.6 million shares of SkyTerra common stock in the open market and realized a loss of $13.4 million on the sale. The recognition of an “other than temporary impairment” as of December 31, 2006 was due to a significant decline in the publicly traded stock price of SkyTerra from $15.10 at September 30, 2006 to $11.52 per share at December 31, 2006.  We also reported a balance of $52.2 in other comprehensive income as of September 30, 2006 which represented an unrealized loss on our SkyTerra investment under FAS 115.  This loss was subsequently realized in the quarter ended December 31, 2006 as part of the recognition of the “other than temporary impairment,” and the balance in other comprehensive income was zero as of December 31, 2006.

We did not specifically disclose this table in our original filing because we believed that the sale of the 3.6 million shares of SkyTerra common stock within 30 days of the closing of the transaction was part of the original intent of the exchange transaction and the gain should be reported as a “net” gain as of year end.  The sale was an open market transaction which was publicly reported at the time of sale.  The decline in the price of SkyTerra’s common stock was generally available on a daily basis because they are a publicly traded company.  In addition, as we set forth in Part I, Item IA “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, the value of our investment in SkyTerra is subject to their successful execution of their business strategy, over which we have no control, and the value of our investment could be materially and adversely impacted.

The Company hereby amends Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K with the addition of the following to page 71 of the originally filed Form 10-K:

Critical Accounting Policies and Significant Estimates

As of December 31, 2007 and 2006, we recorded a total of $571 million and $259 million of net property and equipment, respectively.  In addition as of December 31, 2007 and 2006, we recorded $212 million and $144 million of net intangible assets, respectively.  The intangible assets that we have recorded represent the rights to receive licenses in the 2 GHz band and other intellectual property. These intangible assets are being amortized over an average life of 15 years. There was no excess purchase price over the estimated fair values of the underlying assets and liabilities consolidated into our financial statements.

We utilized numerous assumptions and estimates in applying our valuation methodologies and in projecting future operating characteristics for our business enterprise. In general, we considered population, market penetration, products and services offered, unit prices, operating expenses, depreciation, taxes, capital expenditures and working capital. We also considered competition, satellite and wireless communications industry projections and trends, regulations and general economic conditions. In the application of our valuation methodologies, we apply certain royalty and discount rates that are based on analyses of public company information, assessment of risk and other factors and estimates.

Our initial valuation of our intellectual property rights was determined utilizing a form of the income approach referred to as the relief from royalty valuation method. We assumed a 10% to 12% royalty rate applied to a projected revenue stream generated by a hypothetical licensee utilizing such intellectual property rights. The projected revenue was based on a business case for the operations and consisted of the following principal assumptions and estimates:

•	A 20 year forecast period.
•	Specific cash outflows in the first four years of the forecast period to account for our portion of satellite design, construction and launch expenditures.
•	Annual population growth of 1.6% based on U.S. Census Bureau estimates of the U.S. population in 2004.
•	Market penetration assumptions of zero to 7% to 12% over the forecast period, depending on the specific market and when the market is launched.
•
Average monthly revenue per customer of $40.00 when services are launched, increasing to $44.50 over the forecast period. This increase equates to a compound annual growth rate of 0.6%. A substantial portion of this revenue is generated by the terrestrial component (rather than the satellite component) of the ATC network.

•	Tax rate of 40% after the consumption of net operating losses.
•
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

Our initial valuation of our spectrum assets is based on a form of the income approach known as the "Build-Out Method". The method applies a discounted cash flow framework to our "build-out" business case. This build-out approach is intended to incorporate all of historical and future development costs, as well as projected revenues, operating expenses and cash flows generated from the build-out of a hybrid satellite and terrestrial communications systems utilizing our frequency assets. This "build-out method" business case and the applied discounted cash flow valuation consisted of the following principal assumptions and estimates:

•	A 20-year forecast period, comprised of a high growth period for the first 10 years and a declining growth period beginning in year 11, and a terminal period to perpetuity.
•
Development cash outflows and capital expenditures related to the design and construction of two satellites in the first 3 years of the forecast period and the launch of one of these satellites in the fourth year of the forecast period. Replacement costs for the construction and launch of one satellite are included in the declining growth period.

•
Satellite only revenues based on market size data for traditional satellite segments (maritime, fleet management, public safety, telematics and aeronautical) compiled generally by third party research groups and penetration estimates of 10% to 40% of our potential customer base, depending on the specific market segment addressed over the 20 year forecast period.

•
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

•
Operating expenses covering the operation of satellite facilities. These include a network operations center, tracking, telemetry and command systems, interconnect costs, in-orbit insurance, technical staff, and general and administrative personnel Under the projected expense structure, EBITDA margins grow to 60% early in the forecast period and expand to 70% later in the forecast period.

•
All capital expenditures required to design and construct two satellites and launch one satellite during the first four years of the forecast period. Additional capital expenditures for constructing ground station segments and investing in handset development.

•	Tax rate of 40% after the consumption of net operating losses generated in the early years of the forecast period.
•
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

As we stated in the footnotes to our consolidated financial statements we evaluate whether long-lived and intangible assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  For such assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expense to result from the use and eventual disposition of the assets.  When alternative course of action to recover the carrying value amount of an assets under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows.

We continue to rely on our “build-out” business case for the purpose of determining fair value as it relates to our property and equipment and our intangible assets.  This build-out methodology incorporates historical and currently estimated future development costs, as well as projected revenues, operating expenses and cash flows generated from an integrated satellite and terrestrial communications systems utilizing the Company's frequency assets.  Our future estimates are evolving with our understanding of market conditions, vendor platform availability, changes in product offerings, and industry standards.  These projections continue to take into account general mobile communications business factors such as population, market penetration, product features, unit prices, operating expenses, depreciation, taxes, capital expenditures, and working capital, as well as general economic factors such as wireless industry trends and macroeconomic conditions.

We have also incorporated a number of company-specific factors in our current analysis.  These include prospects for a wider and more rapid acceptance of our satellite only product offering, investments in our handset allowing a more gradual roll-out of our next-generation terrestrial network, and the ability to partner with carriers to leverage existing terrestrial network infrastructure.  In addition, the dominance of incumbent wireless carriers in the recently concluded 700MHz auction changes the nature and scope of partnership discussions with companies seeking to enter the mobile communications market.

We have historically accounted for our investment in MSV using the equity method, and our investment in SkyTerra under APB 18 using the cost method.  At each reporting period, we evaluate our investment in SkyTerra and the related dividend liability for other than temporary impairment.  Although our investment in common stock of SkyTerra is non-voting, we determine fair value of our investment based on the trading prices of SkyTerra shares as listed on the OTC Bulletin Board (“OTCBB: SKYT”).  If an “other than temporary impairment” is found to exist at the end of each reporting period, we reduce the carrying value of both our investment in SkyTerra and the amount of the liability that we have recorded for the dividend of those shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRESTAR CORPORATION

By:	/s/ Jeffrey W. Epstein
Jeffrey W. Epstein
President, General Counsel and Secretary

Date: May 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as of May 7, 2008.

/s/ Jeffrey W. Epstein	President, General Counsel and Secretary
Jeffrey W. Epstein	(principal executive officer)

/s/ Neil Hazard	Executive Vice President, Chief Financial Officer
Neil Hazard	(principal financial officer)

*	Director
David Andonian

*	Director
Eugene Davis

*	Director
William Freeman

*	Director
Jacques Leduc

*	Director
David B. Meltzer

*	Director
Dean Olmstead

*	Director
David Rayner

*      By Power of Attorney.

EXHIBIT INDEX

31.3	-	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	-	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	-	Certification of the principal financial officer and principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002