Form 10-K/A
period 2007-12-31
TERRESTAR CORP
filed 2008-05-12
CIK 913665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 3 )

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑  No

The aggregate market value of TerreStar Corporation Common Stock held by non-affiliates as of June 30, 2007 (the last business day of the most recently completed second quarter) was approximately $651.5 million.  For purposes of this calculation, affiliates represent only holders of more than 10% of TerreStar Corporation Common Stock.

There were 90,977,073 shares of TerreStar Corporation Common Stock outstanding as of May 2 , 2008.

TABLE OF CONTENTS

PART I

Cautionary Note Regarding Forward-Looking Statements

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART III

Item 15.	Signatures	31
	Certifications	32

EXPLANATORY NOTE

TerreStar Corporation (“TerreStar” or the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K/A (“Amendment No. 3”) for the year ended December 31, 2007 to restate Item 7 to our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 to include the amended portions of Item 7 contained in Amendment No. 2 to Annual Report on Form 10-K/A (“Amendment No. 2”) filed with the SEC May 13, 2008.  This Amendment No. 3 includes the original disclosures included in Item 7 of the Form 10-K and additional disclosures set forth in Amendment No. 2 but does not include any additional information not previously filed.  This Amendment No. 3 does not reflect events occurring after the filing of the Form 10-K on March 31, 2008 nor does it modify or update those disclosures presented therein, expect with regard to the specific modifications described in this Explanatory Note.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 3, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K Amendment No. 1 to Annual Report on From 10-K and Amendment No. 2, have been re-executed and re-filed as of the date of this Amendment No. 3 and are included as Exhibits 31.5, 31.6 and 32 hereto.  Therefore, Part IV Item 15 of the original filing has been amended to reflect the new certifications described above.

i

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

The following table presents the effect of the restatement adjustments upon our previously reported Consolidated Statement of Operations (in thousands, except per share amounts):

	For the Year Ended December 31, 2006
	As Reported		Adjustments	Restated
Operating Expenses
General and administrative	$75,395		$8,858	$84,253
Research and development	10,549		—	10,549
Depreciation and amortization	6,796		—	6,796
Loss on impairment of intangibles	4,909		—	4,909
Total operating expenses	97,649		8,858	106,507
Operating loss from continuing operations	(97,649)		(8,858)	(106,507)
Interest expense	(2,608)		—	(2,608)
Interest and other income	7,948		—	7,948
Equity in losses of MSV	(30,079)		—	(30,079)
Minority interests in losses of TerreStar Networks	20,655		—	20,655
Minority interests in losses of TerreStar Global	654		—	654
Gain on investments	41,422	(1)	(30,162)	11,260
Decrease in dividend liability	—		—	—
Other than temporary impairment-SkyTerra	—		—	—
Loss from continuing operations before income taxes	(59,657)		(39,020)	(98,677)

Income tax benefit (expense)	(4,535)		—	(4,535)
Net loss from continuing operations	(64,192)		(39,020)	(103,212)
Loss from discontinued operations	(30,422)		—	(30,422)
Net loss	(94,614)		(39,020)	(133,634)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(23,627)		—	(23,627)
Accretion of issuance costs associated with Series A and Series B	(4,029)		—	(4,029)
Net loss available to Common Stockholders	$(122,270)		$(39,020)	$(161,290)
Basic & Diluted Loss Per Share—Continuing Operations	$(1.41)		$(0.60)	$(2.01)
Basic & Diluted Loss Per Share—Discontinued Operations	$(0.47)		$—	$(0.47)
Basic & Diluted Loss Per Share	$(1.88)		$(0.60)	$(2.48)
Basic & Diluted Weighted-Average Common Shares Outstanding	64,966		—	64,966

(1) The table below presents a reconciliation of the gain recognized on our SkyTerra investment as reported in accordance with FAS 115 for the periods ended September 30, 2006 through December 31, 2006.

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

Summary of Cash Flows:

	Year Ended December 31,
	2007	2006 Restated
	(in thousands)
Net cash used in Operating Activities	$(119,162)	$(42,228)
Net cash used in Investing Activities	(246,172)	(126,445)
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	506,708	218,246
Repayments of the Senior Secured Notes	(200,000)	—
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(13,086)	(21,446)
Debt and Equity issuance costs and other charges	(14,458)	(6,245)
Purchase of treasury stock	—	(6,791)
Net cash provided by Financing Activities	279,164	183,764
Net cash provided by (used in) continuing operations	(86,170)	15,091
Net cash used in discontinued operating activities	(28)	(18,435)
Net cash provided by (used in) discontinued investing activities	3,667	(4,515)
Net cash provided by (used in) discontinued operations	3,639	(22,950)
Net decrease in cash and cash equivalents	(82,531)	(7,859)
Cash and Cash Equivalents, beginning of period	171,665	179,524
Cash and Cash Equivalents, end of period	$89,134	$171,665

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

TERRESTAR CORPORATION

By:	/s/ Neil L. Hazard
Neil L. Hazard
Executive Vice President, Chief Financial Officer

Date: May 12 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as of May 12 , 2008.

/s/ Jeffrey W. Epstein	President
Jeffrey W. Epstein	(principal executive officer)

/s/ Neil Hazard	Executive Vice President, Chief Financial Officer
Neil Hazard	(principal financial officer)

*	Director
David Andonian

*	Director
Eugene Davis

*	Director
William Freeman

*	Director
Jacques Leduc

*	Director
David B. Meltzer

*	Director
Dean Olmstead

*	Director
David Rayner

*      By Power of Attorney.

EXHIBIT INDEX

31.5	-	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	-	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	-	Certification of the principal financial officer and principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002