Form 10-Q
period 2008-03-31
TERRESTAR CORP
filed 2008-05-12
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2008

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

703-483-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Common Stock, $0.01 par value	The NASDAQ Global Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 2, 2008: 90,977,073

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

Our public filings are available at www.terrestarcorp.com and on EDGAR at www.sec.gov.

Basis of Presentation

In this report:

•	the terms “we”, “our”, “us”, “TerreStar”, and the “Company” refer to TerreStar Corporation and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

•	“TerreStar Networks” refers to TerreStar Networks Inc., an indirect, majority-owned subsidiary of TerreStar Corporation.

•	“BCE” refers to BCE Inc., a Canadian corporation.

•	“TerreStar Canada Holdings” refers to TerreStar Networks Holdings (Canada) Inc., a Canadian corporation and parent company of TerreStar Canada.

•	“TerreStar Canada” refers to TerreStar Networks (Canada) Inc., a Canadian corporation.

•	“SkyTerra” refers to SkyTerra Communications, Inc.

•	“MSV” refers to Mobile Satellite Ventures LP.

•	“TerreStar Global” refers to TerreStar Global Ltd., an indirect, majority-owned subsidiary of TerreStar Corporation.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

TERRESTAR CORPORATION

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(in thousands, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2008	2007
Operating Expenses
General and administrative (including expenses related to MSV, a related party, of $159 and $159 and Hughes, a related party, of $233 and $400 for the three months ended March 31, 2008 and 2007, respectively)	$31,598	$18,306
Research and development	30,142	11,158
Depreciation and amortization	5,454	3,298
Loss on impairment of intangibles	—	6,200

Total operating expenses	67,194	38,962

Operating loss from operations	(67,194)	(38,962)

Interest expense	(10,359)	(19,155)
Other expense	(6)	—
Interest and other income	1,229	5,360
Equity in losses of MSV	—	(3,016)
Realized loss on investment in SkyTerra	(27,374)	—
Minority interests in losses of TerreStar Networks	8,376	7,529
Minority interests in losses of TerreStar Global	—	368
Decrease in dividend liability	—	40,473
Other than temporary impairment-SkyTerra	—	(58,937)

Loss before income taxes	(95,328)	(66,340)

Income tax benefit (expense)	754	(1,250)

Net loss from operations	(94,574)	(67,590)

Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(5,792)	(5,856)
Accretion of issuance costs associated with Series A and Series B	(1,133)	(1,030)

Net loss available to Common Stockholders	$(101,499)	$(74,476)

Basic & Diluted Loss Per Share	$(1.14)	$(1.01)

Basic & Diluted Weighted-Average Common Shares Outstanding	88,698	73,622

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Balance Sheets

As of March 31, 2008 and December 31, 2007

(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$286,036	$89,134
Cash committed for satellite construction costs	2,836	2,814
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,543	4,447
Deferred issuance costs associated with TerreStar Notes	2,032	2,032
Deferred issuance costs associated with TerreStar Exchangeable Notes	875	—
Other current assets	6,767	9,131

Total current assets	303,089	107,558

Restricted investments	2,667	2,648
Property and equipment, net (including amounts to Hughes, a related party, of $51,537 and $51,537 at March 31, 2008 and December 31, 2007, respectively)	628,278	571,151
Intangible assets, net	215,180	212,256
Investment in SkyTerra	—	103,733
Investment in SkyTerra—Restricted	221,575	221,575
Deferred issuance costs associated with Series A and Series B Cumulative convertible preferred stock	4,729	5,958
Deferred issuance costs associated with TerreStar Notes	9,907	10,415
Deferred issuance costs associated with TerreStar Exchangeable Notes	4,263	1,112
Other non-current assets	6,000	6,817

Total assets	$1,395,688	$1,243,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses (including amounts due to MSV, a related party, of $122 and $131 and Hughes, a related party, of $0 and $3,660 at March 31, 2008 and December 31, 2007, respectively)	$36,754	$42,720
Accounts payable to Loral for satellite construction contract	20,099	503
Obligations under capital leases	62	59
Deferred rent and other current liabilities	672	944
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	14,160	8,368
Current liabilities of discontinued operations	13	17

Total current liabilities	71,760	52,611

Obligations under capital leases	81	97
Deferred rent and other long-term liabilities	1,855	1,758
SkyTerra investment dividends payable	183,444	183,444
TerreStar Notes and accrued interest, thereon (net discount of $3,440)	636,541	567,955
TerreStar Exchangeable Notes and accrued interest, thereon	151,438	—
TerreStar-2 purchase money credit facility and accrued interest, thereon	13,406	—

Total liabilities	1,058,525	805,865

Commitments and Contingencies
Minority interest in TerreStar Networks	2,308	12,141
Series A cumulative convertible preferred stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at March 31, 2008 and December 31, 2007)	90,000	90,000
Series B cumulative convertible preferred stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at March 31, 2008 and December 31, 2007)	318,500	318,500
STOCKHOLDERS’ EQUITY (DEFICIT):
Series C preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at March 31, 2008 and 0 shares authorized at December 31, 2007)	—	—
Series D preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at March 31, 2008 and 0 shares authorized at December 31, 2007)	—	—
Series E junior convertible preferred stock ($0.01 par value, 1,900,000 shares authorized and 0 shares issued and outstanding at March 31, 2008 and 0 shares authorized at December 31, 2007)	—	—
Common stock; voting (par value $0.01; 200,000,000 shares authorized, 93,029,381 and 91,378,041 shares issued, 89,078,179 and 87,426,839 shares outstanding at March 31, 2008 and December 31, 2007, respectively)	930	914
Additional paid-in capital	817,316	806,195
Common stock purchase warrants	64,097	64,097
Less: 3,951,202 common shares held in treasury stock at March 31, 2008 and December 31, 2007	(73,877)	(73,877)
Accumulated other comprehensive income	10	10
Accumulated deficit	(882,121)	(780,622)

Total stockholders’ equity (deficit)	(73,645)	16,717

Total liabilities and stockholders’ equity (deficit)	$1,395,688	$1,243,223

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(in thousands)

Unaudited

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(94,574)	$(67,590)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	5,454	3,298
Write off of financing fees	—	5,707
Equity in losses of MSV	—	3,016
Realized loss on investment in SkyTerra	27,374	—
Minority interests in losses of TerreStar Global	—	(368)
Minority interests in losses of TerreStar Networks	(8,376)	(7,529)
Amortization of deferred financing costs	636	258
Stock-based compensation	2,475	878
Loss on impairment of intangibles	—	6,200
Restricted stock forfeited	—	(41)
Other than temporary impairment-SkyTerra	—	58,937
Decrease in dividend liability	—	(40,473)
Other	(107)	—
Changes in assets and liabilities:
Other current assets	2,364	(1,121)
Accounts payable and accrued expenses (including payments to MSV, a related party, of $168 and $51 and Hughes, a related party, of $450 and $0 for the three months ended March 31, 2008 and 2007, respectively)	(1,980)	559
Other noncurrent assets	817	—
Accrued interest	9,647	5,189
Deferred rent and other liabilities	(175)	(159)

Net cash used in continuing operating activities	$(56,445)	$(33,239)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from the sale of SkyTerra shares	$76,359	$—
(Purchase) Proceeds of restricted cash and investments	(22)	24,969
Accounts payable to Loral for satellite construction contract	(503)	(7,073)
Additions to property and equipment (including payments to Hughes, a related party, of $3,443 and $3,324 for the years ended March 31, 2008 and 2007, respectively)	(29,498)	(101,341)

Net cash provided by (used in) continuing investing activities	$46,336	$(83,445)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of TerreStar Notes	$46,500	$500,000
Proceeds from issuance of TerreStar Exchangeable Notes	149,232	—
Proceeds from TerreStar-2 purchase money credit facility	13,375	—
Proceeds from issuance of equity securities	—	1,428
Repayment of the Senior Secured Notes	—	(200,000)
Payments for capital lease obligations	(13)	—
Debt issuance costs and other charges	(2,060)	(13,253)

Net cash provided by continuing financing activities	$207,034	$288,175

Net cash provided by (used in) continuing operations	$196,925	$171,491

Net cash used in discontinued operating activities	$(4)	$(9)
Net cash provided by (used in) discontinued investing activities	$(19)	$280

Net cash provided by (used in) discontinued operations	(23)	271

Net increase in cash and cash equivalents	196,902	171,762
CASH AND CASH EQUIVALENTS, beginning of period	89,134	171,665

CASH AND CASH EQUIVALENTS, end of period	$286,036	$343,427

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

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

As of March 31, 2008, we had two wholly-owned subsidiaries, MVH Holdings Inc. and Motient Holdings Inc., approximately an 88% interest in TerreStar Networks and approximately an 86% interest in TerreStar Global. Additionally, we held approximately 28% non-voting interest in SkyTerra , a mobile satellite communications company. As of March 31, 2008, SkyTerra owned approximately 11% of TerreStar Networks common stock. As of January 1, 2008, we consolidated the results of TerreStar Canada into our financial statements.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Based on our current business plan, we believe that we have sufficient liquidity required to conduct operations into the second quarter of 2009. We will likely face a cash deficit beyond the second quarter of 2009 unless we obtain additional capital. We cannot guarantee that financing sources will be available on favorable terms or at all.

Our principal sources of liquidity consist of our existing cash on hand and our recently secured $100 million TerreStar-2 Purchase Money Credit Facility. As of March 31, 2008, including restricted cash, we had $289 million of cash on hand. Additionally, approximately $86 million remains available under our TerreStar-2 Purchase Money Credit Facility which provides funding for payments related to the construction of our second satellite TerreStar-2.

Our short-term liquidity needs are driven by our satellite system construction contracts, the development of terrestrial infrastructure and networks, and the design and development of our handset and chipset. As of March 31, 2008, we had contractual obligations of $225 million due within one year, consisting of approximately $163 million related to our satellite system, $54 million related to our handset, chipset, and terrestrial network, and $7 million for operating leases. In addition, we expect to spend between $40 and $50 million to obtain satellite launch insurance prior to the launch of our TerreStar-1 satellite. Our contractual obligations as of March 31, 2008 due within one year have decreased by approximately $100 million as compared to our anticipated contractual obligations due within one year as of December 31, 2007. We have deferred the deployment of portions of our terrestrial network build and ended one of our contractual commitments related to the Radio Access Network (RAN) construction. We removed these contractual commitments from our table as of March 31, 2008, but we may elect to restart them in the future under new contracts. Beyond twelve months, we may delay implementation of portions of the city-by-city construction of our terrestrial RAN network and delay delivery of related equipment, thereby deferring some of these contractual commitments. In addition, we may defer portions of the future handset and chipset development projects which relate to second and third generation versions.

In April 2008, TerreStar Networks implemented certain cost reduction measures including a headcount reduction of 79 management and non-management positions across the company. This reduction will account for savings of approximately 45 percent in base salary expenses. TerreStar Networks expects a charge in connection with this action of approximately $6.2 million in the second quarter of 2008 relating to employee severance payments and benefits.

We will need to secure significant funding in the future in order to satisfy our contractual obligations and complete the construction, deployment, and rollout of our planned network. We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. While we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments.

Historically, we have relied on external funding through the issuance of debt and equity securities to fund operations. The existing indentures relating to our outstanding debt securities contain covenants that may impact our liquidity needs or limit our ability to incur future indebtedness. Specifically, the indentures governing our TerreStar Exchangeable Notes and TerreStar-2 Purchase Money Credit Facility, which were completed in early February 2008, require certain stockholder approvals by late July 2008 or we may be forced to accelerate repayment of the notes.

As part of the closing conditions of the sales of the TerreStar Exchangeable Notes, we obtained the requisite stockholder consents to approve the required corporate actions in connection with the foregoing transactions from Harbinger and the other institutional investors who purchased the notes. As of February 7, 2008 Harbinger and the other institutional investors, who were also our stockholders held 53.4% of our common shares. We believe that such shareholder approval will be effective on or before the July 23, 2008 milestone date.

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

By offering mobile satellite service (“MSS”) using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. Through TerreStar Networks, we are in the process of building our first satellite pursuant to a construction contract with Space Systems/Loral, Inc. (“Loral”). Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with standard wireless devices.

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

TerreStar Networks was initially created as a subsidiary of Mobile Satellite Ventures LP (“MSV”) established to, among other things, develop a satellite communications system using the S-band. On May 11, 2005, we began to increase our ownership interest in TerreStar Networks when, in conjunction with a spin-off of TerreStar Networks to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar Networks common stock. In conjunction with this transaction, TerreStar Networks also entered into an agreement with MSV’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

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

TerreStar Networks owns 20% of the voting equity of TerreStar Canada as well as 33 1 /3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by 4371585 Communications. TerreStar Networks’ interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules. Effective January 1, 2008, TerreStar Corporation’s consolidated financial statements include TerreStar Canada, which is considered a variable interest entity under Financial Accounting Standards Boards Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”).

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

On May 29, 2007 and June 15, 2007, pursuant to our Master Services Agreement with TerreStar Canada, TerreStar Networks loaned TerreStar Canada $0.4 million and $0.35 million, respectively. Each note pays interest at 15.15%, and both mature on January 1, 2009.

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in approximate proportion to their holdings, the majority of which came from TerreStar Corporation. As of March 31, 2008, TerreStar Corporation owned approximately 86% of the outstanding shares of TerreStar Global.

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

On August 13, 2007, TerreStar Global issued a press release announcing that it intends to offer securities in a private offering. Neither the terms of the securities nor the amount of the proposed financing have been determined. As of March 31, 2008 this financing has not been completed. There can be no assurance that the financing will be completed. TerreStar Global intends to use the net proceeds from the offering to commence the construction of its satellite, to secure European 2GHz MSS S-band spectrum, and for general corporate purposes.

MSV and SkyTerra

On June 29, 2000, we formed a joint venture subsidiary, Mobile Satellite Ventures LP (“MSV”), with certain other parties, in which the Company owned 80% of the membership interests. Three investors unrelated to us owned the remaining 20% interests in MSV. The minority investors had certain participating rights which provided for their participation in certain major business decisions that were made in the normal course of business; therefore, in accordance with EITF No 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, our investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. As a result of MSV’s capital transactions through 2004, our ownership interest decreased to 30%.

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

As of March 31, 2008 and December 31, 2007, our SkyTerra ownership interests were 28% and 42%, respectively. As of March 31, 2008 and December 31, 2007, we had no ownership interest in MSV. In February 2008, we sold 14.4 million unrestricted shares of SkyTerra to Harbinger for net proceeds of $76 million.

Note 2.    Significant Accounting Policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts are eliminated upon consolidation. Investments in which the company does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. The Company monitors investments for other than temporary declines in value and makes reductions in value when appropriate.

Effective January 1, 2008, TerreStar Corporation’s consolidated financial statements include TerreStar Canada, which is considered a variable interest entity under FIN 46(R).

The Company’s investment in MSV was accounted for under the equity method since 2001. Accordingly, the investment in MSV was carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements and notes thereto to conform to the current year presentation.

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Restricted Cash and Investments

At March 31, 2008, and December 31, 2007, the Company had $5.5 million of restricted cash and investments held in money market escrow accounts. Included in that amount is approximately $2.8 million that is restricted in accordance with the Company’s satellite construction contract. In addition, approximately $2.3 million is restricted in accordance with the Company’s asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation, and approximately $0.4 million is restricted in accordance with various leases and security deposits.

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

Amortization expense for the three months ended March 31, 2008 and 2007 was $4 and $3 million, respectively.

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

Investment in SkyTerra

We have accounted for our investment in SkyTerra at cost in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”. Our investment in SkyTerra was obtained as a result of the MSV Exchange Agreement in 2006. Our MSV partnership units were exchanged for shares in SkyTerra in both 2006 and 2007. Although our investment in SkyTerra common stock is non-voting, we determined the fair value of our investment based on the trading sales prices of SkyTerra shares as listed on the OTC Bulletin Board (“SKYT”).

Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

The Company’s effective tax rate for the three months ended March 31, 2008 was zero as compared to 1% for the same period in 2007. This rate was less than the 35% U.S. income tax rate primarily due to the increase in the Company’s valuation allowance against its deferred tax assets. The effective rate for the remainder of the year is expected to be zero absent any discrete period activity.

The Company files consolidated income tax returns in the U.S. federal jurisdiction with its U.S. subsidiaries. The Company, along with its U.S. subsidiaries also files tax returns in various state and local jurisdictions. The Company has no periods under audit by the Internal Revenue Service (“IRS”). The statutes of limitations open for the Company’s returns are 2003, 2004, 2005 and 2006. The Company is not aware of any issues for open years that upon examination by a taxing authority are expected to have a material adverse effect on results of operations.

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

Stock Based Compensation

The Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” on January 1, 2006. The Company elected the modified prospective transition method provided under SFAS 123(R) and consequently prior period results have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under this transition method, compensation cost associated with stock-based awards recognized beginning in 2006 now includes compensation expense related to the grant date fair value for the remaining unvested portion of stock-based awards granted prior to December 31, 2005 and compensation expense related to stock-based awards granted subsequent to December 31, 2005.

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

Earnings (Loss) per Common Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per common share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. This includes the reported net income (loss) plus the loss attributable to preferred stock dividends and accretion. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible Preferred Stock computed using the if-converted method. Shares issuable under our equity plans were antidilutive in 2008 and 2007 because we incurred a net loss from continuing operations.

Translation of Foreign Currencies

The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, with resulting translation gains and losses accumulated in a separate component of shareholders’ equity. Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the period.

Comprehensive Income

Comprehensive income refers to the change in an entity’s equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity’s owners. For the Company, the only item other than net loss that is included in comprehensive income is foreign currency translation adjustments. Comprehensive loss was approximately $94 million and $68 million for the three months ended March 31, 2008 and 2007 respectively. Accumulated other comprehensive income as reflected in the Condensed Consolidated Balance Sheets, consists of cumulative foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurements under Statement 13.” FSP 157-1 amends SFAS 157, “Fair Value Measurements”, to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13.

Additionally, in February, 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”. FSP 157-2 provides a one-year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, Statement 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

Since SFAS 157 is deferred until December 31, 2008 for non-financial assets and liabilities, it is not being applied to the Company’s financial statements for the three months ended March 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. SFAS 159 is not currently being applied to the Company’s financial statements for the three months ended March 31, 2008.

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

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This statement is not expected to have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This Statement establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. This statement is not expected to have an impact on the Company’s consolidated financial statements.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and short-term investments. The Company periodically invests its cash balances in temporary or overnight investments. The Company’s short-term investments include debt securities such as commercial paper, time deposits, certificates of deposit, banker acceptances and marketable direct obligations of the United States Treasury with high credit quality financial institutions. At March 31, 2008, the Company had approximately $286 million of cash deposits, excluding restricted cash, in excess of amounts insured by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any losses on cash deposits.

Note 3.    Property and Equipment

The components of property and equipment as of March 31, 2008 and December 31, 2007 are presented in the table below.

	March 31, 2008	December 31, 2007
	(in thousands)
Network equipment	$2,593	$2,578
Lab equipment	9,154	7,905
Office equipment	5,692	5,332
Leasehold Improvements	2,963	2,963
Satellite construction in progress	572,192	526,140
Terrestrial Network under Construction	39,383	28,866

	631,977	573,784
Less accumulated depreciation	(3,699)	(2,633)

Property and equipment, net	$628,278	$571,151

The Company capitalized $14 million of interest expense during the quarter ended March 31, 2008 related to satellite construction in progress ($13 million) and terrestrial network under construction ($1 million).

Depreciation expense for the three months ended March 31, 2008 and 2007 was $1 million and $0.3 million, respectively.

Note 4.    Intangible Assets

Intangible assets as of March 31, 2008 and December 31, 2007 are presented in the table below:

	March 31, 2008	December 31, 2007
	(in thousands)
2 GHz licenses	$208,540	$202,324
Intellectual Property	36,801	35,704

	245,341	238,028
Less accumulated amortization	(30,161)	(25,772)

Intangible assets, net	$215,180	$212,256

Amortization expense for the three months ended March 31, 2008 and 2007 was $4 million and $3 million, respectively.

Assets acquired in the May 11, 2005 asset purchase of TerreStar Networks were recorded on the Company’s Consolidated Balance Sheet as of the date of the purchase based upon their fair values at such date. Approximately $78 million was allocated to intangible assets that include the rights to receive licenses in the 2GHz band and other intangibles. An additional $76 million was added to the intangible asset balance during 2006, an additional $83 million was added during 2007 and an additional $7 million was added as of March 31, 2008. These intangible assets are being amortized over an average life of 15 years. Expected future amortization, is approximately $17 million annually over each of the next twelve years.

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

Note 5.    Investments

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

In 2007, we exchanged approximately 6.7 million limited partnership units of MSV for approximately 18.8 million shares of SkyTerra non-voting common stock. As a result of this exchange the historical cost basis of $177.6 million transferred from our investment in MSV to our investment in SkyTerra in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions” (APB 29).

As of March 31, 2008, we have restricted the entire amount of our remaining SkyTerra investment totaling $222 million which include the portion of our SkyTerra shares that we plan to distribute as a dividend to our shareholders as well as the shares we are holding for any Preferred shareholders who may convert to common stock in the future. The dividend liability as of March 31, 2008 is $183 million based on our obligation to dividend 25.5 million shares to our shareholders. The remaining unrestricted portion of our SkyTerra investment representing 14.4 million shares of non-voting common stock was sold on February 6, 2008 to Harbinger for an aggregate sales price of $76 million. We recognized a loss on the sale of the SkyTerra investment of $27.4 million for the three months ended March 31, 2008. Our SkyTerra ownership interest was 28% as of March 31, 2008.

Note 6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses of continuing operations consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Accounts payable	$21,451	$18,320
Accrued Consultant Expense	11,989	18,691
Accrued Compensation and Benefits	1,623	2,519
Accrued Legal Expense	748	2,122
Accrued Operating and Other Expenses	943	1,068

	$36,754	$42,720

Note 7.    Long-Term Debt

TerreStar Notes

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

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $921.9 million as of March 31, 2008, consisting primarily of satellites under construction, property and equipment and cash and cash equivalents.

On February 15, 2008, $40.3 million of interest was converted into additional TerreStar Notes in accordance with the Indenture agreement. As of March 31, 2008 and December 31, 2007, the carrying value of the TerreStar Notes was $588.9 million and $568 million including accrued interest.

The TerreStar Notes are carried at cost on the condensed consolidated balance sheets. The aggregate fair market value of the TerreStar Notes as of March 31, 2008 and December 31, 2007 is approximately $518.2 million and $599.2 million, respectively.

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar Corporation (“EchoStar”). The EchoStar Investment Agreement provided for, among other things, the purchase by EchoStar of $50 million of TerreStar Notes (“TerreStar Notes Add-On”) in accordance with the First Supplemental Indenture dated February 7, 2008.

The TerreStar Notes Add-On were issued at an Issue Price of 93%, resulting in a discount on debt of $3.5 million. The debt discount is being accreted using the effective interest method over the term of the notes (6 years). For the three-month period ended March 31, 2008 and 2007, the Company accreted $60,000 and zero, respectively, of debt discount related to the TerreStar Notes Add-On.

On February 15, 2008, $0.2 million of interest was converted into additional TerreStar Notes Add-On in accordance with the Indenture agreement. As of March 31, 2008 and December 31, 2007, the carrying value of the TerreStar Notes Add-On, net of discount including accrued interest, was $47.7 million and zero, respectively.

The TerreStar Notes Add-On are carried at cost on the condensed consolidated balance sheets. The aggregate fair value of the TerreStar Notes Add-On as of March 31, 2008 and December 31, 2007 is approximately $45 million and zero, respectively.

TerreStar Exchangeable Notes

The EchoStar Investment Agreement also provided for the purchase by EchoStar of $50 million of TerreStar Networks’ newly issued 6.5% Senior Exchangeable PIK Notes due 2014, exchangeable for TerreStar Corporation common stock, at a conversion price of $5.57 per share (the “TerreStar Exchangeable Notes”). In addition, on February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “Harbinger Investment Agreement”), with certain affiliates of Harbinger Capital Partners (“Harbinger”). The Harbinger Investment Agreement provided for, among other things, purchase by Harbinger of $50 million of TerreStar Exchangeable Notes. In connection with the foregoing transactions, certain of our existing investors entered into separate investment agreements (“Shareholder Investment Agreements”) to purchase in the aggregate $50 million of the TerreStar Exchangeable Notes.

On February 7, 2008, TerreStar Networks issued $150 million aggregate principal amount of TerreStar Exchangeable Notes due 2014 pursuant to an Indenture (the “Indenture”), among TerreStar Networks, TerreStar Corporation and certain subsidiaries, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Exchangeable Notes bear interest from the February 7, 2008 at a rate of 6- 1/2% per annum, payable quarterly. The per annum interest rate applicable to the TerreStar Exchangeable Notes will increase by 100 bps upon failure by TerreStar Corporation to file an information statement in connection with obtaining stockholder approval with the SEC by February 29, 2008 and will increase by an additional 100 bps upon failure to mail the information statement by April 20, 2008, in each case until the date of stockholder approval. This information statement was filed with the SEC on February 29, 2008. Until and including June 15, 2011, interest on the TerreStar Exchangeable Notes will be payable in additional TerreStar Exchangeable Notes quarterly, starting March 15, 2008. Thereafter, interest on the TerreStar Exchangeable Notes will be payable in cash quarterly, starting June 15, 2011. The TerreStar Exchangeable Notes are scheduled to mature on June 15, 2014.

The TerreStar Exchangeable Notes would rank senior in right of payment to all existing and future subordinated indebtedness; and Pari-passu with all other unsubordinated indebtedness. The TerreStar Exchangeable Notes are guaranteed by subsidiaries of TerreStar Networks.

On March 15, 2008, $1.0 million of interest was converted into additional TerreStar Exchangeable Notes in accordance with the Indenture agreement. As of March 31, 2008, the carrying value of the TerreStar Exchangeable Notes was $151.4 million including accrued interest.

The Exchangeable Notes have a registration rights agreement whereby TerreStar Corporation agreed to use its reasonable efforts to cause a shelf registration statement to be filed within 30 days of stockholder approval (or 0.25% additional interest is payable in cash) and declared effective within 90 days (or 0.5% additional interest is payable in cash). The maximum amount of additional interest expense the Company would incur would be approximately $9.7 million through the maturity of the TerreStar Exchangeable Notes. The Company currently believes that it is not probable it will be required to remit any additional interest to the holders of the TerreStar Exchangeable Notes for failing to obtain an effective registration statement.

The Company analyzed the conversion feature of the TerreStar Exchangeable Notes using the guidance of EITF No. 00-19 —“Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and determined that the TerreStar Exchangeable Notes are non-conventional. The conversion option was further analyzed, and the Company determined that all of the criteria of EITF 00-19 were met and consequently, the conversion option, relative to the corresponding notes, was accounted for as an embedded equity derivative.

The TerreStar Exchangeable Notes are carried at cost on the condensed consolidated balance sheets which approximates fair market value.

TerreStar-2 Purchase Money Credit Facility

On February 5, 2008, we entered into a $100 million TerreStar-2 Purchase Money Credit Facility among TerreStar Networks, as the borrower, the guarantors party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

Amounts outstanding under the TerreStar-2 Purchase Money Credit Facility will bear interest at a rate of 14% per annum. Such interest rate will be increased by 1% from May 1, 2008 onward until the necessary shareholder approvals are effective. Maturity date is the earlier of (a) February 5, 2013 or (b) July 23, 2008 if certain approvals are not obtained as of that date.

The TerreStar-2 Purchase Money Credit Facility contains several restrictive covenants customary for credit facilities of this type, including, but not limited to the following: limitations on incurrence of additional indebtedness, limitation on liens, limitation on asset sales of collateral and limitation on transactions with affiliates. The TerreStar-2 Purchase Money Credit Facility also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). If any events of default occur and are not cured within the applicable grace periods or waived, the outstanding loans may be accelerated. The financing will be advanced as required and used to fund the completion of the TerreStar-2 satellite.

Initial draw down of the credit facilities occurred on March 25, 2008, for $13.4 million at an interest rate of 14% related to a payment to Loral for TerreStar-2 (Satellite construction in progress). The TerreStar-2 Purchase Money Credit Facility is carried at cost on the condensed consolidated balance sheets, which approximates fair market value.

Deferred Issuance Costs

The Company paid fees of $14.2 million in association with the TerreStar Notes as of March 31, 2008. The fees are being amortized over the life of the notes. Amortization of approximately $0.5 million and $0.3 million was recorded for the three months ended March 31, 2008 and 2007, respectively.

The Company incurred fees of $5.3 million in association with the TerreStar Notes Add-On, TerreStar Exchangeable Notes and TerreStar-2 Purchase Money Credit Facility as of March 31, 2008. The fees are being amortized over the life of the notes. Amortization of approximately $0.1 and zero was recorded for the three months ended March 31, 2008 and 2007, respectively.

Leases

As of March 31, 2008, the Company has non-cancelable leases for office space, co-location sites, calibration earth stations, towers and furniture and equipment under operating leases expiring through 2027.

Rent expense, net of sublease income, totaled approximately $2.2 million, $0.4 million for the three months ended March 31, 2008 and 2007, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement.

Note 8.    Stockholders’ Equity

Common Stock

During the first quarter of 2008, we exchanged approximately 2 million shares of our common stock for approximately 0.9 million shares of TerreStar Networks common stock and 0.3 million shares of TerreStar Global common stock with minority shareholders. Accordingly, our ownership interests in TerreStar Networks and TerreStar Global increased from approximately 86% and 85%, respectively, to approximately 88% and 86%, respectively, on a non-diluted basis as of March 31, 2008. The exchange resulted in an allocation of approximately $7 million to intangible assets as of March 31, 2008.

As of March 31, 2008, the Company had reserved common stock for future issuance, as detailed below:

Shares issuable upon exercise of warrants	4,213,400
Shares issuable upon conversion of preferred Stock	12,255,000
Defined Contribution Plan	49,096
Shares issuable upon exercise of options	9,660,836

Total	26,178,332

Preferred Stock

As of March 31, 2008, we had 5,000,000 authorized shares of preferred stock, consisting of 450,000 Series A shares, 500,000 Series B shares, 1 Series C share, 1 Series D share, 1,900,000 Series E shares and 2,149,998 undesignated.

Series A and B Cumulative Convertible Preferred Stock

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

Dividends on Series A and B Preferred Shares

From April 15, 2005 to April 15, 2007, TerreStar Corporation paid cash dividends at a rate of 5.25% per annum on the Series A and B Preferred shares. These cash dividends of approximately $42.9 million were placed in an escrow account and were paid in four semi-annual payments to the holders of Series A and B Preferred. Additional dividend payments after April 15, 2007, are due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to our ongoing litigation with certain investors. We anticipate paying the Series A dividend in cash and the Series B in common stock until such time that the Series A litigation is resolved and we satisfy the conditions required to pay the Series A dividend in common stock.

If any shares of Series A and B Preferred remain outstanding on April 15, 2010, TerreStar Corporation is required to redeem such shares for an amount equal to the purchase price paid per share plus any accrued but unpaid dividends on such shares.

Series C and D Preferred Stock

On February 7, 2008, we issued one share of non-voting Series C Preferred Stock (“Series C Preferred”) to Echostar and one share of non-voting Series D Preferred Stock (“Series D Preferred”) to Harbinger $0.01, par value. These shares are exempt from the registration requirements of the Securities Act of 1933.

The rights, preferences and privileges of the Series C and D Preferred are contained in Certificates of Designations of the Series C and D Preferred Stock. The following is a summary of these rights, preferences and privileges:

•	The Series C and D holders are not entitled to or permitted to vote on any matter required or permitted to be voted upon by the stockholders of the Corporation.

•	The Series C and D Preferred are not convertible into any other class of capital stock of the Company.

•

Series C and D Preferred Stock rank senior and prior to Common Stock and each other class or series of equity securities of the Company whether issued or issued in the future with respect to payment of dividends, redemption payments, rights upon liquidation, dissolution or winding up of the affairs of the Company. Additionally, the Series C and D rank junior to the Series A and B Cumulative Convertible Preferred Stock.

•

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, no distribution shall be made (a) to the holders of any shares of capital stock of the Company ranking junior (with respect to rights upon liquidation, dissolution or winding up) to the Series C and D Preferred Stocks, unless the Series C and D Holders shall have received $1,000 per share each, or (b) to the holders of shares of capital stock of the Company ranking on a parity (with respect to rights upon liquidation, dissolution or winding up) with the Series C and D Preferred Stocks, except for distributions made ratably on the Series C and D Preferred Stocks and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up.

•

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

Series E Junior Participating Preferred Stock

Series E Junior Participating Preferred Stock (the “Junior Preferred Shares”) are issuable to Harbinger and its affiliates under the TerreStar Exchangeable Notes and the Harbinger Spectrum Agreement. Except as otherwise required under Delaware law, the holders of Junior Preferred Shares will not be entitled to vote on any matter required or permitted to be voted on by the stockholders. Upon issuance, the holders of Junior Preferred Shares will be entitled to participate ratably in any dividends paid on the Common Shares. In the event of a liquidation, the holders of Junior Preferred Shares will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $0.0001 per share (subject to adjustment), before any distribution may be made or any assets distributed in respect of the Common Shares. Subject to certain restrictions related to the change of control provisions under the Existing Indenture and existing preferred stock, each Junior Preferred Share may be converted into 25 Common Shares (subject to adjustment). There is no restriction in the Certificate of Designations governing the Junior Preferred Shares on the repurchases or redemption of shares by the Company while there is any arrearage in the payment of dividends or sinking fund installments.

Common Stock Purchase Warrants

As of March 31, 2008, there were approximately 4.2 million fully vested warrants exercisable for the Company’s common stock outstanding.

The following table summarizes the Company’s warrant activity as of March 31, 2008.

TerreStar Corporation	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2008	4,213,400	$9.35
Granted	—	—
Canceled	—	—
Exercised

Outstanding at March 31, 2008	4,213,400	$9.35

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

Summary

Through 2007, TerreStar Corporation and TerreStar Networks offered stock options and other long term equity based incentive awards under their respective equity plans to their employees, directors and other service providers. During 2006, TerreStar Corporation adopted the 2006 TerreStar Corporation Equity Incentive Plan (the “2006 Plan”) which replaced the 2002 TerreStar Corporation Plan (the “2002 Plan”). During 2007, the TerreStar Corporation and TerreStar Networks respective Board of Directors and Compensation Committees decided to cease issuing options and other awards under the TerreStar Networks 2002 Stock Incentive Plan (the “2002 TerreStar Networks Plan”) and exchange certain outstanding options under the 2002 TerreStar Networks Plan for options to purchase common stock of TerreStar Corporation under the 2006 Plan. As of March 31, 2008, we now offer stock options and other long-term incentive awards under the following two plans to eligible persons:

•	the 2006 Plan; and

•	the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”).

Our equity-based compensation expense is included in the following areas in the consolidated statement of operations for the periods indicated for the awards outstanding under the 2002 TerreStar Networks Plan, the 2006 Plan, the 2002 Plan, the Global Plan, and warrants issued to purchase TerreStar Global common shares:

	Three months ended March 31, 2008
	2006 Plan	2002 TerreStar Networks Plan	Global Plan	Warrants	Restricted Stock	Consolidated
	(in thousands)
General and administrative	$285	$2,052	$40	$—	$58	$2,435
Research and development		39	—	—	—	$39

Total stock-based compensation	$285	$2,091	$40	$—	$58	$2,474

	Three months ended March 31, 2007
	2006 Plan	2002 TerreStar Networks Plan	Global Plan	Warrants	Restricted Stock	Consolidated
	(in thousands)
General and administrative	$396	$316	$—	$—	$165	$877
Research and development	—	—	—	—	—	—

Total stock-based compensation	$396	$316	$—	$—	$165	$877

For the three months ended March 31, 2008, the total unrecognized stock compensation expense was approximately $14.1 million.

Restricted Stock Awards

The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards generally vest over four years and are settled in shares of TerreStar Corporation common stock after the vesting period.

The following table summarizes our restricted stock activity as of March 31, 2008.

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Nonvested at January 1, 2008	69,000	$13.35
Granted	—	—
Canceled	—	—
Vested	—	—

Nonvested at March 31, 2008	69,000	$13.35

TerreStar Networks 2002 Stock Incentive Plan

In July 2002, the TerreStar Networks’ shareholders approved the 2002 TerreStar Networks Plan (as amended) with 7,707,458 authorized shares of common stock, of which options to purchase 213,763 and 4,260,327 shares of TerreStar Networks’ common stock were outstanding at March 31, 2008 and 2007, respectively. All of the outstanding options under the 2002 TerreStar Networks Plan have vested. Pursuant to the terms of the adoption of the 2006 Plan (discussed above) no additional options will be issued pursuant to the 2002 TerreStar Networks Plan, and the plan will terminate upon the exercise or termination of the outstanding options.

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

The following tables summarize our stock option activity for the 2002 TerreStar Networks Plan:

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	213,763	$7.38	—
Granted	—	—	—
Canceled	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2008	213,763	$7.38	$4,949

Exercisable at March 31, 2008	213,763	$7.38	$4,949

The following table provides information about options under the 2002 TerreStar Networks Plan that are outstanding and exercisable as of March 31, 2008:

Options Outstanding			Options Exercisable
Exercise Prices	As of March 31, 2008	Weighted Average Contractual Life Remaining	As of March 31, 2008
$0.21	52,070	7 years	52,070
$0.70	100,435	4 years	100,435
$24.42	61,258	7 years	61,258

	213,763		213,763

2002 TerreStar Corporation Plan

The 2002 Plan was initially adopted by the Board of Directors in May 2002 with 5,493,024 authorized shares of common stock, of which options to purchase 231,664 shares of the our common stock were outstanding at March 31, 2008.

2004 Restricted Stock Plan

In August 2004, we adopted a restricted stock plan for the issuance of up to 1,000,000 shares of restricted common stock to employees or directors. Upon adoption of the 2006 Plan, this plan was cancelled with respect to all shares, except for those already granted and vested.

2006 TerreStar Corporation Equity Incentive Plan

In April 2006, our shareholders approved the 2006 Plan which was designed to replace both the 2002 Plan and the 2004 Restricted Stock Plan. No additional shares were granted under either the 2002 Plan or the 2004 Restricted Stock Plan. The 2006 Plan initially authorized to issue a total of 10,000,000 (and was later amended in October 2007 to increase to 11,000,000) Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Performance Shares and Performance Units. As of March 31, 2008, approximately 1.2 million shares remain available to be issued under the Plan.

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

Under the 2006 Plan, we granted 112,500 non-qualified options to purchase our common stock to a former board member on February 12, 2008. These options vested immediately on February 12, 2008 and expire on December 31, 2009, unless fully exercised earlier.

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

The following table summarizes the fair values and weighted average assumptions related to the grants under the 2006 Plan.

Grant dates	February 12, 2008	March 14, 2007
Weighted average grant date fair value	$1.78	$5.09
Weighted average assumptions:
Risk-free interest rate	1.92%	4.34%
Expected volatility	65.0%	60.0%
Expected dividend yield	—	—
Expected term (years)	1.89	5.50
Options granted	112,500	35,600

The following tables summarize our stock option activity for the 2002 TerreStar Corporation Plan and the 2006 Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	9,568,911	$11.73	—
Granted	112,500	5.00	—
Canceled	(20,575)	11.31	—
Exercised	—	—	—
Outstanding at March 31, 2008	9,660,836	$11.65	$—

Exercisable at March 31, 2008	4,387,618	$12.01	$—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	3,942,055	$6.72
Granted	112,500	1.78
Canceled	(16,125)	6.68
Vested	(1,393,166)	6.30

Nonvested at March 31, 2008	2,645,264	$6.73

The following table provides information about options under the 2002 TerreStar Corporation Plan and the 2006 Plan that are outstanding and exercisable as of March 31, 2008:

Options Outstanding			Options Exercisable
Exercise Prices	As of March 31, 2008	Weighted Average Contractual Life Remaining	As of March 31, 2008
$ 3.00	214	4 years	214
$ 5.00	112,500	2 years	112,500
$ 8.85	35,600	9 years	35,600
$11.30	3,817,663	9 years	1,208,399
$11.35	5,255,909	9 years	2,627,955
$11.95	37,500	9 years	37,500
$12.50	110,000	8 years	110,000
$13.35	45,000	8 years	18,000
$17.94	15,000	8 years	6,000
$23.15	86,450	7 years	86,450
$28.70	145,000	7 years	145,000

	9,660,836		4,387,618

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”), TerreStar Global may issue up to an aggregate of 3.75 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers.

On July 9, 2007, TerreStar Global granted 1.1 million non-qualified options under the Global Plan, to purchase its common stock to TerreStar Global employees, directors and service providers. One-half of the options vest each year over two years starting January 1, 2008 and expires on July 8, 2017, unless fully exercised or terminated earlier. As of March 31, 2008, approximately 2.6 million shares remain available to be issued under the Global Plan.

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

The following tables summarize our stock option activity under the Global Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,105,000	$0.42	—
Granted	—	—	—
Canceled	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2008	1,105,000	$0.42	—

Exercisable at March 31, 2008	552,500	$0.42	—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	1,105,000	$0.29
Granted	—	—
Canceled	—	—
Exercised	—	—
Vested	552,500	0.29

Nonvested at March 31, 2008	552,500	$0.29

Options Outstanding			Options Exercisable
Exercise Prices	As of March, 31, 2008	Weighted Average Contractual Life Remaining	As of March 31, 2008
$0.42	1,105,000	9 years	552,500

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

The following table summarizes the TerreStar Global warrants that are outstanding and exercisable as of March 31, 2008.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	As of March 31, 2008	Weighted Average Contractual Life Remaining	As of March 31, 2008
$0.42	553,100	4 years	553,100

Note 10.    Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

The Company’s effective tax rate for the three months ended March 31, 2008 was 0 % compared to 1 % for the same period in 2007. This rate was less than the 35 % U.S. income tax rate primarily due to the increase in the Company’s valuation allowance against its deferred tax assets. The effective rate for the remainder of the year is expected to be 0 % absent any discrete period activity.

The Company files consolidated income tax returns in the U.S. federal jurisdiction with its U.S. subsidiaries. The Company, along with its U.S. subsidiaries also files tax returns in various state and local jurisdictions. The Company has no periods under audit by the Internal Revenue Service (“IRS”). The statutes of limitations open for the Company’s returns are 2003, 2004, 2005 and 2006. The Company is not aware of any issues for open years that upon examination by a taxing authority are expected to have a material adverse effect on results of operations.

Note 11.    Commitments and Contingencies

As of March 31, 2008, TerreStar has preferred stock obligations for its Series A and B Preferred Stock. If not converted, the entire Series A and B preferred stock amount of $408 million will be due on April 15, 2010. Dividend payments on the Series A and B are due bi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010. Additionally, the Company has the following contractual commitments and debt obligations as of March 31, 2008:

	TOTAL	< 1 yr	1-3 yrs	3-5 yrs	5+ yrs
	(in thousands)
TerreStar Satellites (1,2)	$284,688	$163,230	$49,880	$7,251	$64,327
Leases	19,076	7,411	8,460	3,022	183
Network Equipment and Services	436,422	53,878	382,544	—	—
Debt Obligations (3)	1,699,343	—	1,688	328,181	1,369,474

Total	$2,439,529	$224,519	$442,572	$338,454	$1,433,984

(1)

Includes approximately $6 million remaining of construction payments and approximately $55 million of orbital incentive payments for TerreStar I if the satellite operates properly over its expected life. Includes approximately $63 million remaining for construction of TerreStar-2 and approximately $48 million of orbital incentives and $12 million for storage.

(2)	We expect to pay $40—$50 million for satellite launch insurance, which is not under contract and not included in the table.

(3)

Debt Obligations are composed of our $550 million TerreStar Notes due 2014, our $150 million TerreStar Exchangeable Notes due 2014, and our current borrowing under our TerreStar-2 Purchase Money Credit Facility due 2014 for our second satellite, including future interest and principle payments.

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

On October 19, 2005, the Company filed two lawsuits against James D. Dondero, one in the United States District Court for the Northern Division of Texas and one in the District Court of Dallas County, Texas. The petition filed in state court alleges that Mr. Dondero has seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. In the suit filed in Federal court—in which the Highland affiliates which were members of Mr. Dondero’s proxy fight group were also named as defendants—the Company alleges the filing of false and misleading Forms 13D in violation of the federal securities laws. The suit filed in Federal court was dismissed after the United States District Court ruled that the Company’s complaint was subject to a heightened pleading standard under the Private Securities Litigation Reform Act; the Company, which disagrees with the ruling, elected not to replead, but rather to appeal the dismissal. The Company’s appeal was argued to a panel of the United States Court of Appeals for the Fifth Circuit on April 2, 2008, and the parties are awaiting the decision of that Court. After the suit in the United States District Court was dismissed, the state court entered summary judgment dismissing the fiduciary suit on the ground that the United States District Court’s dismissal of the federal securities lawsuit had a res judicata effect precluding the continued prosecution of state law breach-of-fiduciary-duty claims. The Company disagrees with the judgment and has appealed; the Company’s appeal was argued to a panel of the Dallas Court of Appeals on February 12, 2008, and the parties are awaiting the decision of the Court of Appeals.

On April 24, 2006, Highland Select Equity Fund—another of Mr. Dondero’s Highland affiliates—filed suit in the Delaware Court of Chancery against TerreStar Corporation, attempting to compel the production of books and records by TerreStar Corporation pursuant to Section 220 of the Delaware General Corporation Law. In July 2006, after trial, the Court of Chancery entered judgment on behalf of TerreStar Corporation, dismissing the suit and awarding costs to TerreStar Corporation. The Plaintiff appealed to the Delaware Supreme Court. After oral argument, a remand to the Court of Chancery for clarification of certain aspects of its opinion, and the Court of Chancery’s issuance of a Report in response to the request from the Supreme Court, the judgment of the Court of Chancery was affirmed.

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

On February 1, 2008, the same four of Mr. Dondero’s Highland affiliates who filed the Rescission Litigation filed suit against TerreStar Corporation in the Commercial Division of the Supreme Court of the State of New York. In this most recent suit, the Dondero Affiliates contend that the September 2005 exchange offer by virtue of which TerreStar Corporation exchanged TerreStar Corporation’s outstanding Series A Preferred Stock for a new class of Series B Preferred Stock caused the occurrence of a Senior Security Trigger Date, supposedly requiring the Company to issue a Senior Security Notice entitling the Dondero Affiliates to redeem their Series A Preferred Stock. The Company has filed a motion to dismiss this action and, if the motion is denied, intends to vigorously defend it.

Note 13.    Related Party Transactions

ATC Technologies, LLC—ATC Technologies is a subsidiary of MSV and the Company previously held a 4.4% ownership interest in MSV. We had no ownership interest at December 31, 2007 and March 31, 2008.

Hughes Network Systems, LLC (“Hughes”)—Andrew Africk served on the Board of Directors of both TerreStar Networks and Hughes during the period covered by this report. In April 2008, Mr. Africk resigned from the Board.

For the three months ended March 31, 2008, the Company incurred expenses of $4.2 million to related parties. Of that amount, $3.9 million refers to Hughes for satellite related services and $0.3 million refers to ATC Technologies for intellectual property related services.

For the three months ended March 31, 2007, the Company incurred expenses of $3.5 million to related parties. Of that amount, $3.3 million refers to Hughes for satellite related services and $0.2 million refers to MSV for intellectual property related services.

On May 29, 2007 and June 15, 2007 TerreStar Networks under its Master Services Agreement with TerreStar Canada loaned TerreStar Canada $0.4 million and $0.35 million. These notes will accrue interest at a rate of 15.15% per annum and both mature on January 1, 2009.

Note 14.    Supplemental Cash Flows Information

Supplemental cash flows information for the three months ended March 31, 2008 and 2007 is presented in the table below.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Non-cash investing and financing activities
Accrued property and equipment	$22,838	$19,812
Interest capitalized on satellites and terrestrial network under construction	$13,908	$1,958
Acquisition of intangible assets funded by issuance of common stock	$7,313	$65,911
Acquisition of SkyTerra shares through exchange of MSV	$—	$139,486
Deferred financing fees accrued	$1,326	$1,160
Accretion of issuance costs on Series A and Series B Preferred	$1,132	$1,030
Interest on TerreStar Notes paid in-kind	$40,495	$—
Discount on TerreStar Notes	$3,500	$—
Amortization of discount on TerreStar Notes	$60	$—
Interest on TerreStar Exchangeable Notes paid in-kind	$1,029	$—
Interest on TerreStar-2 purchase money credit facility paid in-kind	$31	$—
Debt issuance cost withheld from TerreStar Exchangeable Notes proceeds	$768	$—
Dividend liability on Preferred Stock	$5,792	$5,856
Acquisition of Minority interest funded by issuance of common stock	$1,604	$30,946

Supplemental Cash Flows Information
Interest paid	$—	$7,034
Income taxes paid	$14	$4,552

Note 15.    Subsequent Events

On April 16, 2008, the Company announced the departure of Robert Brumley as the President and Chief Executive Officer, effective immediately. Mr. Brumley also resigned his position on the Board. The Board elected Jeffrey Epstein as President of TerreStar Corporation and TerreStar Networks Inc. Mr. Epstein will also continue to serve as General Counsel and Secretary, positions he has held since September 2006.

Mr. Epstein will serve as the Company’s principal executive officer. The Company has not entered into any new material plans, contracts or arrangements or amended any existing plans contracts or arrangements with Mr. Epstein. The Company and Mr. Epstein are parties to an Employment Agreement dated January 15, 2008 (the “Epstein Employment Agreement”).

On April 16, 2008, the Company entered into an Agreement and General Release (the “Brumley Separation Agreement”) with Robert Brumley to address the terms of his departure. The Company and Mr. Brumley are also parties to an Employment Agreement dated January 15, 2008 (the “Brumley Employment Agreement”) pursuant to which Mr. Brumley is entitled to certain severance benefits in the event his service to the Company was terminated without cause (as defined in the Brumley Employment Agreement). The Brumley Separation Agreement is consistent with the terms of the Brumley Employment Agreement. The Brumley Separation Agreement provides for a general release of all claims of the Company against Mr. Brumley and by Mr. Brumley against the Company and the payment of the Company’s obligations under the Brumley Employment Agreement. The Brumley Separation Agreement further provides that, as contemplated by the Brumley Employment Agreement, in exchange for entering into the Brumley Separation Agreement the Company will provide Mr. Brumley with aggregate cash payments equal to $1,972,223, which consists of (i) $18,805 for accrued but unpaid compensation through his termination date, (ii) $981,018, equal to Mr. Brumley’s current base salary through December 31, 2009, the remaining period of the term specified in the Brumley Employment Agreement, and (iii) $972,400, equal to the product of Mr. Brumley’s target annual bonus for 2008 multiplied by 2, in each case less applicable income and employment tax withholding. The cash payments under the Brumley Separation Agreement will be paid in accordance with the terms of the Brumley Separation Agreement over a period ending January 1, 2009. In addition, to the extent Mr. Brumley qualifies for, complies with and otherwise remains eligible for continuation of his health care issuance benefits under COBRA, the Company shall pay the COBRA premiums for a maximum of 18 months.

In addition, unvested stock options to purchase 382,000 shares of the Company’s common stock that were issued to Mr. Brumley and remained outstanding as of his termination date, immediately vested in full and became exercisable. The Company agreed to extend the period in which Mr. Brumley may exercise any outstanding option grants by a period of one year beyond the original exercise period under the applicable stock option agreements.

On April 16, 2008, the Company also announced the departure of Michael Reedy, its Chief Operating Officer, and Doug Sobieski, its Chief Marketing Officer, effective immediately.

On April 16, 2008, the Company entered into an Agreement and General Release with Michael Reedy (the “Reedy Separation Agreement”) and with Doug Sobieski (the “Sobieski Separation Agreement”) to address the terms of their departure. Both Messrs. Reedy and Sobieski are also parties to Employment Agreements dated January 15, 2008, pursuant to which Messrs. Reedy and Sobieski were entitled to certain severance benefits in the event their service to the Company was terminated without Cause (as defined in their respective employment agreement). Both the Reedy Separation Agreement and the Sobieski Separation Agreement are consistent with the terms of their respective Employment Agreements and provide for a general release of all claims of the Company against Messrs. Reedy and Sobieski, respectively, and by Messrs. Reedy and Sobieski, respectively, against the Company, as well as the payment of the Company’s obligations under their respective employment agreements.

The Reedy Separation Agreement provides that in exchange for entering into the Reedy Separation Agreement, the Company will provide Mr. Reedy with aggregate cash payments equal to $594,367, which consists of (i) $11,967 for accrued but unpaid compensation through his termination date, (ii) $364,000 for a payment equal to Mr. Reedy’s current base salary through December 31, 2008, the remaining period of the term specified in the Mr. Reedy’s employment agreement, and (iii) $218,400 for a payment equal to Mr. Reedy’s target annual bonus for 2008, in each case less applicable income and employment tax withholding. The cash payments under the Reedy Agreement will be paid over a 12 month period.

The Sobieski Separation Agreement provides that in exchange for entering into the Sobieski Separation Agreement, the Company will provide Mr. Sobieski with aggregate cash payments equal to $594,367, which consists of (i) $11,967 for accrued but unpaid compensation through his termination date, (ii) $364,000 equal to Mr. Sobieski’s current base salary through December 31, 2008, the remaining period of the term specified in Mr. Sobieski’s employment agreement, and (iii) $218,400 equal to Mr. Sobieski’s target annual bonus for 2008, in each case less applicable income and employment tax withholding. The cash payments under the Sobieski Separation Agreement will be paid over a 12 month period.

In addition, to the extent Messrs. Reedy and Sobieski qualify for, comply with and otherwise remain eligible for continuation of his health care insurance benefits under COBRA, the Company shall pay their respective COBRA premiums for a maximum of 18 months.

In addition, unvested options to purchase 200,133 shares of the Company’s common stock held by Mr. Reedy and unvested options to purchase 93,333 shares of the Company’s common stock held by Mr. Sobieski immediately vested in full and became exercisable. Messrs. Reedy and Sobieski shall have a period of one year following his termination date to exercise these stock options.

On April 22, 2008, TerreStar Networks announced a reduction in force to reduce monthly operating expenses and conserve cash. A headcount reduction of 79 total management and non-management employees across the company was implemented (including the four executive resignations discussed above) out of the total work force of 178 employees. TerreStar Networks estimates that this reduction in force will remove approximately 45% of base salary expense going forward. TerreStar Networks expects to incur a charge in connection with this action of approximately $6.2 million in the second quarter of 2008 relating to employee severance payments and benefits. This reduction will be completed by the end of June 30, 2008.

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

As of March 31, 2008, we had two wholly-owned subsidiaries, MVH Holdings Inc. and Motient Holdings Inc., approximately an 88% interest in TerreStar Networks and an 86% interest in TerreStar Global. Additionally, we held approximately 28% non-voting interest in SkyTerra, a mobile satellite communications company. As of March 31, 2008, SkyTerra owned approximately 11% of TerreStar Networks common stock. As of January 1, 2008, we consolidated the results of TerreStar Canada into our financial statements.

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

By offering mobile satellite service (“MSS”) using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. Through TerreStar

Networks, we are in the process of building our first satellite pursuant to a construction contract with Space Systems/Loral, Inc. (“Loral”). Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with standard wireless devices.

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

TerreStar Networks owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by 4371585 Communications. TerreStar Networks’ interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum foreign ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules. Effective January 1, 2008, TerreStar Corporation’s consolidated financial statements include TerreStar Canada, which is considered a variable interest entity under Financial Accounting Standards Boards Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN46R).

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

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in proportion to their holdings, the majority of which came from TerreStar Corporation. As of March 31, 2008, TerreStar Corporation owned approximately 86% of the outstanding shares of TerreStar Global.

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

On August 13, 2007, TerreStar Global issued a press release announcing that it intends to offer securities in a private offering. Neither the terms of the securities nor the amount of the proposed financing have been determined. As of March 31, 2008 this financing has not been completed. There can be no assurance that the financing will be completed. TerreStar Global intends to use the net proceeds from the offering to commence the construction of its satellite, to secure European 2GHz MSS S-band spectrum, and for general corporate purposes.

Current Year’s Developments

Acquisitions and Dispositions

During the first quarter of 2008, we exchanged approximately 2 million shares of our common stock for approximately 0.9 million shares of TerreStar Networks common stock and 0.3 million shares of TerreStar Global common stock with minority shareholders pursuant to an exchange agreement dated May 6, 2006. The exchange resulted in an allocation of approximately $7 million to intangible assets for the three months ended March 31, 2008. Accordingly, our ownership interests in TerreStar Networks and TerreStar Global increased from approximately 86% and 85%, respectively, to approximately 88% and 86%, respectively, on a non-diluted basis as of March 31, 2008.

As of March 31, 2008, we have restricted $221.6 million of our SkyTerra investment to represent the portion of our SkyTerra shares we plan to distribute as a dividend to our common shareholders and a reservation in the event that our Series A and B preferred holders convert to common stock.

TerreStar Notes

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

On February 15, 2008, $40.3 million of interest was converted into additional TerreStar Notes in accordance with the Indenture agreement. As of March 31, 2008 and December 31, 2007, the carrying value of the TerreStar Notes was $588.9 million and $568 million including accrued interest.

The TerreStar Notes are carried at cost on the condensed consolidated balance sheets. The aggregate fair value of the TerreStar Notes as of March 31, 2008 and December 31, 2007 is approximately $518.2 million and $599.2 million, respectively.

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar Corporation (“EchoStar”). The EchoStar Investment Agreement provided for, among other things, purchase by EchoStar of $50 million of TerreStar Notes (“TerreStar Notes Add-On”) in accordance with the First Supplemental Indenture dated February 7, 2008.

The TerreStar Notes Add-On are the same securities as TerreStar Networks’ currently outstanding TerreStar Notes. The TerreStar Notes Add-On bear interest from the February 7, 2008 at a rate of 15% per annum. If certain milestones are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar Notes Add-On. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting February 15, 2008. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes Add-On are scheduled to mature on February 15, 2014.

The TerreStar Notes Add-On would, together with the outstanding TerreStar Notes, have a first lien security interest on substantially all TerreStar Networks’ assets, subject to certain exceptions and permitted liens each as provided in the existing Indenture governing the outstanding TerreStar Notes.

The TerreStar Notes Add-On were issued at an Issue Price of 93%, resulting in a discount on debt of $3.5 million. The debt discount is being accreted using the effective interest method over the term of the notes (6 years). For the three-month period ended March 31, 2008 and 2007, the Company accreted $60,000 and zero, respectively, of debt discount related to the TerreStar Notes Add-On.

On February 15, 2008, $0.2 million of interest was converted into additional TerreStar Notes Add-On in accordance with the Indenture agreement. As of March 31, 2008 and December 31, 2007, the carrying value of the TerreStar Notes Add-On, net of discount including accrued interest was $47.7 million and zero, respectively.

The TerreStar Notes Add-On are carried at cost on the consolidated balance sheets. The aggregate fair value of the TerreStar Notes Add-On as of March 31, 2008 and December 31, 2007 is approximately $45 million and zero, respectively.

TerreStar Exchangeable Notes

The EchoStar Investment Agreement also provided for the purchase by EchoStar of $50 million of TerreStar Networks’ newly issued 6.5% Senior Exchangeable PIK Notes due 2014, exchangeable for TerreStar Corporation common stock, at a conversion price of $5.57 per share (the “TerreStar Exchangeable Notes”). In addition, on February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “Harbinger Investment Agreement”), with certain affiliates of Harbinger Capital Partners (“Harbinger”). The Harbinger Investment Agreement provided for, among other things, purchase by Harbinger of $50 million of TerreStar Exchangeable Notes. In connection with the foregoing transactions, certain of our existing investors entered into separate investment agreements (“Shareholder Investment Agreements”) to purchase in the aggregate $50 million of the TerreStar Exchangeable Notes.

On February 7, 2008, TerreStar Networks issued $150 million aggregate principal amount of Exchangeable PIK Notes due 2014 pursuant to an Indenture (the “Indenture”), among TerreStar Networks, TerreStar Corporation and certain subsidiaries, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Exchangeable Notes bear interest from the February 7, 2008 at a rate of 6-1/2% per annum, payable quarterly. The per annum interest rate applicable to the TerreStar Exchangeable Notes will increase by 100 bps upon failure by TerreStar Corporation to file an information statement in connection with obtaining stockholder approval with the SEC by February 29, 2008 and will increase by an additional 100 bps upon failure to mail the information statement by April 20, 2008, in each case until the date of stockholder approval. This information statement was filed with the SEC on February 29, 2008. Until and including June 15, 2011, interest on the TerreStar Exchangeable Notes will be payable in additional TerreStar Exchangeable Notes quarterly, starting March 15, 2008. Thereafter, interest on the TerreStar Exchangeable Notes will be payable in cash quarterly, starting June 15, 2011. The TerreStar Exchangeable Notes are scheduled to mature on June 15, 2014.

The TerreStar Exchangeable Notes would rank senior in right of payment to all existing and future subordinated indebtedness; and Pari-passu with all other unsubordinated indebtedness. The TerreStar Exchangeable Notes are guaranteed by subsidiaries of TerreStar Networks.

On March 15, 2008, $1.0 million of interest was converted into additional TerreStar Exchangeable Notes in accordance with the Indenture agreement. As of March 31, 2008, the carrying value of the TerreStar Exchangeable Notes was $151.4 million including accrued interest.

The Exchangeable Notes have a registration rights agreement whereby TerreStar Corporation agreed to use its reasonable efforts to cause a shelf registration statement to be filed within 30 days of stockholder approval (or 0.25% additional interest is payable in cash) and declared effective within 90 days (or 0.5% additional interest is payable in cash). The maximum amount of additional interest expense the Company would incur would be approximately $9.7 million through the maturity of the TerreStar Exchangeable Notes. The Company currently believes that it is not probable it will be required to remit any additional interest to the holders of the TerreStar Exchangeable Notes for failing to obtain an effective registration statement.

The Company analyzed the conversion feature of the TerreStar Exchangeable Notes using the guidance of EITF No. 00-19 – “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and determined that the TerreStar Exchangeable Notes are non-conventional. The conversion option was further analyzed, and the Company determined that all of the criteria of EITF 00-19 were met and consequently, the conversion option, relative to the corresponding notes, was accounted for as an embedded equity derivative.

The TerreStar Exchangeable Notes are carried at cost on the condensed consolidated balance sheets which approximates fair market value.

TerreStar-2 Purchase Money Credit Facility

On February 5, 2008, we entered into a $100 million TerreStar-2 Purchase Money Credit Facility among TerreStar Networks, as the borrower, the guarantors party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

Amounts outstanding under the TerreStar-2 Purchase Money Credit Facility will bear interest at a rate of 14% per annum. Such interest rate will be increased by 1% from May 1, 2008 onward until the necessary shareholder approvals are effective. Maturity date is the earlier of (a) February 5, 2013 or (b) July 23, 2008 if certain approvals are not obtained as of that date.

The TerreStar-2 Purchase Money Credit Facility contains several restrictive covenants customary for credit facilities of this type, including, but not limited to the following: limitations on incurrence of additional indebtedness, limitation on liens, limitation on asset sales of collateral and limitation on transactions with affiliates. The TerreStar-2 Purchase Money Credit Facility also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). If any events of default occur and are not cured within the applicable grace periods or waived, the outstanding loans may be accelerated. The financing will be advanced as required and used to fund the completion of the TerreStar-2 satellite.

Initial draw down occurred on March 25, 2008, for $13.4 million at an interest rate of 14% related to a payment to Loral for TerreStar-2 (Satellite construction in progress). The TerreStar-2 Purchase Money Credit Facility is carried at cost on the condensed consolidated balance sheets, which approximates fair market value.

Other Agreements and Contracts

On October 22, 2007, TerreStar Networks entered into a Master Services Agreement with Bechtel Communications, Inc. (“Bechtel”). Under the agreement, Bechtel will provide services related to site acquisition and construction of TerreStar Networks’ terrestrial network (“Radio Access Network” or “RAN”) in the Baltimore, Maryland and Washington, District of Columbia area. Bechtel will also provide program management services coordinating the overall installation and commissioning activities of TerreStar Networks’ other vendors involved in the RAN deployment. As of December 31, 2007, TerreStar Networks expected to purchase approximately $72 million worth of Bechtel’s services under this agreement over 24 months. As of March 31, 2008, we deferred the RAN Terrestrial Network build and we do not expect to incur any additional cost under this contract.

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

In 2007, we exchanged approximately 6.7 million limited partnership units of MSV for approximately 18.8 million shares of SkyTerra non-voting common stock. As a result of this exchange the historical cost basis of $177.6 million transferred from our investment in MSV to our investment in SkyTerra in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions” (APB 29).

As of March 31, 2008, we have restricted the entire amount of our remaining SkyTerra investment totaling $222 million which include the portion of our SkyTerra shares that we plan to distribute as a dividend to our shareholders as well as the shares we are holding for any Preferred shareholders who may convert to common stock in the future. The dividend liability as of March 31, 2008 is $183 million based on our obligation to dividend 25.5 million shares to our shareholders. The remaining unrestricted portion of our SkyTerra investment representing 14.4 million shares of non-voting common stock was sold on February 6, 2008 to Harbinger for an aggregate sales price of $76 million. We recognized a loss on the sale of the SkyTerra investment of $27.4 million for the three months ended March 31, 2008. Our SkyTerra ownership interest was 28% as of March 31, 2008.

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

As of March 31, 2008, property and equipment and intangibles represented $628 million and $215 million, respectively, of our total assets of $1.4 billion. We calculate depreciation and amortization on long-lived assets using the straight-line method based on the estimated economic useful lives as follows:

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

As of March 31, 2008 and December 31, 2007, we recorded a total of $628 million and $571 million of net property and equipment, respectively. In addition as of March 31, 2008 and December 31, 2007, we recorded $215 million and $212 million of net intangible assets, respectively. The intangible assets that we have recorded represent the rights to receive licenses in the 2 GHz band and other intellectual property. These intangible assets are being amortized over an average life of 15 years. There was no excess purchase price over the estimated fair values of the underlying assets and liabilities consolidated into our financial statements.

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

Our initial valuation of our spectrum assets is based on a form of the income approach known as the “Build-Out Method”. The method applies a discounted cash flow framework to our “build-out” business case. This build-out approach is intended to incorporate all of historical and future development costs, as well as projected revenues, operating expenses and cash flows generated from the build-out of a hybrid satellite and terrestrial communications systems utilizing our frequency assets. This “build-out method” business case and the applied discounted cash flow valuation consisted of the following principal assumptions and estimates:

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

•

Terrestrial revenues calculated as 11% of the total revenues generated by a joint or strategic partner with whom TerreStar would intend to deploy a terrestrial infrastructure and launch terrestrial services. Total partnership revenues are based on (i) market penetration assumptions of zero to 7 to 12% over the forecast period depending on the specific city and when the city is launched, (ii) average monthly revenue per customer of $40.00 when services are launched, increasing to $44.50 over the forecast period. This increase equates to a compound annual growth rate of 0.6%.

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

As we stated in the footnotes to our consolidated financial statements we evaluate whether long-lived and intangible assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expense to result from the use and eventual disposition of the assets. When there is an alternative course of action to recover the carrying value amounts of assets under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows.

We continue to rely on our “build-out” business case for the purpose of determining fair value as it relates to our property and equipment and our intangible assets. This build-out methodology incorporates historical and currently estimated future development costs, as well as projected revenues, operating expenses and cash flows generated from an integrated satellite and terrestrial communications systems utilizing the Company’s frequency assets. Our future estimates are evolving with our understanding of market conditions, vendor platform availability, changes in product offerings, and industry standards. These projections continue to take into account general mobile communications business factors such as population, market penetration, product features, unit prices, operating expenses, depreciation, taxes, capital expenditures, and working capital, as well as general economic factors such as wireless industry trends and macroeconomic conditions.

We have also incorporated a number of firm-specific factors in our current analysis. These include prospects for a wider and more rapid acceptance of our satellite only product offering, investments in our handset allowing a more gradual roll-out of our next-generation terrestrial network, and the ability to partner with carriers to leverage existing terrestrial network infrastructure. In addition, the dominance of incumbent wireless carriers in the recently concluded 700MHz auction changes the nature and scope of partnership discussions with companies seeking to enter the mobile communications market.

We have historically accounted for our investment in MSV using the equity method, and our investment in SkyTerra under APB 18 using the cost method. At each reporting period, we evaluate our investment in SkyTerra and the related dividend liability for other than temporary impairment. Although our investment in common stock of SkyTerra is non-voting, we determine fair value of our investment based on the trading prices of SkyTerra shares as listed on the OTC Bulletin Board (“SKYT”). If an “other than temporary impairment” is found to exist at the end of each reporting period, we reduce the carrying value of both our investment in SkyTerra and the amount of the liability that we have recorded for the dividend of those shares.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurements under Statement 13.” FSP 157-1 amends SFAS 157, “Fair Value Measurements”, to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13.

Additionally, in February, 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”. FSP 157-2 provides a one-year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, Statement 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

Since SFAS 157 is deferred until December 31, 2008 for non-financial assets and liabilities, it is not being applied to the Company’s financial statements for the three months ended March 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. SFAS 159 is not currently being applied to the Company’s financial statements for the three months ended March 31, 2008.

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

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This statement is not expected to have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities. This Statement establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. This statement is not expected to have an impact on the Company’s consolidated financial statements.

Results of Operations—Consolidated

Three Months Ended March 31, 2008 and 2007

Operating Expenses

	Three Months Ended March 31,
	2008	2007	Change 2008 vs. 2007	% Change 2008 vs. 2007
	(in thousands)
General and administrative (1)	$31,598	$18,306	$13,292	72.6%
Research and development	30,142	11,158	18,984	170.1%
Depreciation and amortization	5,454	3,298	2,156	65.4%
Loss on impairment of intangibles	—	6,200	(6,200)	-100.0%

Total operating expenses	$67,194	$38,962	$28,232	72.5%

(1)

For the three months ended March 31, 2008, general and administrative expense includes approximately $2.1 million and $0.3 million of stock compensation expense related to employee stock options and director’s compensation expense, respectively.

General and administrative: Our general and administrative expenses increased by $13.3 million or 72.6% for the three months ended March 31, 2008 as compared to the same period in 2007. The change is attributed to an increase of $1.6 million in stock compensation, an increase of $1.4 million in consulting fees related to engineering, marketing and systems development costs, an increase of $3.0 million related to salaries and benefits, and other employee related costs, an increase of $4.0 million in network deployment costs, an increase of $1.8 million in collocation, tower site and calibration earth station costs, an increase of $0.2 million in audit, taxes and accounting fees, an increase of $0.3 million in marketing costs, an increase of $0.6 million in facilities costs and an increase of $0.3 million in other operating expenses.

Research and development costs: Research and development costs increased by $19.0 million or 170.1% for the three months ended March 31, 2008 as compared to the same period in 2007. The increase is primarily to support the development of our satellite and terrestrial systems.

Depreciation and amortization: Depreciation and amortization increased by $2.1 million or 65.4% for the three months ended March 31, 2008 as compared to the same period in 2007. The increase represents a $0.8 million increase in depreciation and a $1.3 million increase in amortization. In 2007, we engaged in several exchange transactions of our common stock for TerreStar Networks common stock with minority interest shareholders. The common stock exchanges resulted in an allocation of $82.9 million to intangible assets, including the tax effect. Also, in 2008 an additional $7.3 million was allocated to intangible assets resulting from common stock exchanges. Additionally, property and equipment, net increase to $628.3 million as of March 31, 2008 as compared to $378.6 million as of March 31, 2007.

Loss on impairment of intangibles: The loss on impairment of intangibles decreased by $6.2 million or 100% for the three months ended March 31, 2008 as compared to the same period in 2007 because there were no losses in the 2008 period.

Other Expenses and Income

	Three Months Ended March 31,
	2008	2007	Change 2008 vs. 2007	% Change 2008 vs. 2007
	(in thousands)
Interest expense	$(10,359)	$(19,155)	$8,796	-45.9%
Other expense	(6)	—	(6)	NM
Interest and other income	1,229	5,360	(4,131)	-77.1%
Equity in losses of MSV	—	(3,016)	3,016	-100.0%
Loss on sale of SkyTerra investments	(27,374)	—	(27,374)	NM
Minority interests in losses of TerreStar Networks	8,376	7,529	847	11.2%
Minority interests in losses of TerreStar Global	—	368	(368)	-100.0%
Decrease in dividend liability	—	40,473	(40,473)	-100.0%
Other than temporary impairment-SkyTerra	—	(58,937)	58,937	-100.0%

NM: Not Meaningful

Interest expense: Interest expense decreased by $8.8 million, or 45.9%, for the three months ended March 31, 2008 as compared to the same period in 2007. The change is attributed primarily to the write-off of approximately $6 million of financing fees related to the repayment of our Senior Secured Notes during the first quarter 2007 and payment of call premiums of approximately $2 million related to the payoff.

Interest and other income: Interest and other income decreased by $4.1 million, or 77.1%, for the three months ended March 31, 2008 as compared to the same period in 2007. The decrease primarily relates to the change in our cash and cash equivalent accounts.

Equity in losses of MSV: Equity losses of MSV decreased by $3 million, or 100%, for the three months ended March 31, 2008 as compared to the same period in 2007. Since November 30, 2007, our ownership interest in MSV is zero.

Loss on investments: The loss on investments increased by $27.4 million for the three months ended March 31, 2008 as compared to the same period in 2007. In February 2008, we sold 14.4 million SkyTerra shares, and as a result, we recognized a loss of $27.4 million.

Minority interest in losses of TerreStar Networks: For the three months ended March 31, 2008, we recorded approximately $68.3 million net loss for TerreStar Networks. The $8.2 million minority interest in TerreStar Networks represents the 14.0% to 11.0% investment in TerreStar Networks that was not owned by us throughout 2008.

Other than temporary impairment-SkyTerra: The other than temporary impairment-SkyTerra decreased by $58.9 million, or 100%, for the three months ended March 31, 2008 as compared to the same period in 2007. We determined that no impairment was required as of March 31, 2008.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Based on our current business plan, we believe that we have sufficient liquidity required to conduct operations into the second quarter of 2009. We will likely face a cash deficit beyond the second quarter of 2009 unless we obtain additional capital. We cannot guarantee that financing sources will be available on favorable terms or at all.

Our principal sources of liquidity consist of our existing cash on hand and our recently secured $100 million TerreStar-2 Purchase Money Credit Facility. As of March 31, 2008, including restricted cash, we had $289 million of cash on hand. Additionally, approximately $86 million remains available under our TerreStar-2 Purchase Money Credit Facility which provides funding for payments related to the construction of TerreStar-2.

Our short-term liquidity needs are driven by our satellite system construction contracts, the development of terrestrial infrastructure and networks, and the design and development of our handset and chipset. As of March 31, 2008, we had contractual obligations of $225 million due within one year, consisting of approximately $163 million related to our satellite system, $54 million related to our handset, chipset, and terrestrial network, and $7 million for operating leases. In addition, we expect to spend between $40 and $50 million to obtain satellite launch insurance prior to the launch of our TerreStar-1 satellite. Our contractual obligations as of March 31, 2008 due within one year have decreased by approximately $100 million as compared to our anticipated contractual obligations due within one year as of December 31, 2007. We have deferred the deployment of portions of our terrestrial network build and ended one of our contractual commitments related to the Radio Access Network (RAN) construction. We removed these contractual commitments from our table as of March 31, 2008, but we may elect to restart them in the future under new contracts. Beyond twelve months, we may delay implementation of portions of the city-by-city construction of our terrestrial RAN network and delay delivery of related equipment, thereby deferring some of these contractual commitments. In addition, we may defer portions of the future handset and chipset development projects which relate to second and third generation versions.

In April 2008, TerreStar Networks implemented certain cost reduction measures including a headcount reduction of 79 management and non-management positions across the company. This reduction will account for savings of approximately 45 percent in base salary expenses. TerreStar Networks expects a charge in connection with this action of approximately $6.2 million in the second quarter of 2008 relating to employee severance payments and benefits.

We will need to secure significant funding in the future in order to satisfy our contractual obligations and complete the construction, deployment, and rollout of our planned network. We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. While we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all.

Historically, we have relied on external funding through the issuance of debt and equity securities to fund operations. The existing indentures relating to our outstanding debt securities contain covenants that may impact our liquidity needs or limit our ability to incur future indebtedness. Specifically, the indentures governing our TerreStar Exchangeable Notes and TerreStar-2 Purchase Money Credit Facility, which were completed in early February 2008, require certain shareholder approvals by late July 2008 or we may be forced to accelerate repayment of the notes.

As part of the closing conditions of the sales of the TerreStar Exchangeable Notes, we obtained the requisite shareholder consents to approve the required corporate actions in connection with the foregoing transactions from Harbinger and the other institutional investors who purchased the notes. As of February 7, 2008 Harbinger and the other institutional investors, who were also our shareholders held 53.4% of our common shares. We believe that such shareholder approval will be effective on or before the July 23, 2008 milestone date.

Summary of Cash Flows for the Three Months Ended March 31, (in thousands):

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash used in Operating Activities	$(56,445)	$(33,239)
Net cash used in Investing Activities	46,336	(83,445)
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	195,732	501,428
Proceeds from TerreStar-2 purchase money credit facility	13,375	—
Repayments of the Senior Secured Notes		(200,000)
Payments for capital lease obligations	(13)	—
Debt and Equity issuance costs and other charges	(2,060)	(13,253)

Net cash provided by Financing Activities	207,034	288,175
Net cash provided by continuing operations	196,925	171,491
Net cash used in discontinued operating activities	(4)	(9)
Net cash provided by (used in) discontinued investing activities	(19)	280

Net cash provided by (used in) discontinued operations	(23)	271
Net decrease in cash and cash equivalents	196,902	171,762
Cash and Cash Equivalents, beginning of period	89,134	171,665

Cash and Cash Equivalents, end of period	$286,036	$343,427

NM: Not Meaningful

Operating Activities

Net cash used in operating activities increased by $23.2 million compared to the first quarter of 2007. The change in operating activities is attributed to an increase of $13 million related to general and administrative expenses, an increase of approximately $18 million related to research and development costs, and offset by a decrease of $7 million in interest paid.

Net change in assets and liabilities during the three months ended March 31, 2008 of $6.2 million was primarily due to an increase of $4.5 million in accrued interest, an increase of $3.5 million in other current assets, offset by a decrease of $2.5 million in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2008 was $46.3 million as compared to $83.4 million used in investing activities for the same period in 2007. The increase of $129.8 million in net cash used for investing activities was primarily attributable to the proceeds of $76 million from the sale of SkyTerra shares, a reduction in capital expenditures of $72 million, a reduction of $25 million from proceeds of restricted cash for investments and a reduction of $6 million in payments to Loral for satellite construction.

Financing Activities

Net cash provided by financing activities was $207 million for the three months ended March 31, 2008 as compared to the $288 million for the same period in 2007. In the three months ended March 31, 2008, we raised net proceeds of approximately $200 million from the Echostar and Harbinger Investment Agreements. In the three months ended March 31, 2007, we raised net proceeds of approximately $287 million from the issuance of the TerreStar Notes.

Debt Obligations

Refer to the discussion in the overview section regarding the TerreStar Notes, the TerreStar Exchangeable Notes, and the TerreStar-2 Purchase Money Credit Facility.

Deferred Issuance Costs

The Company paid fees of $14.2 million in association with the TerreStar Notes as of March 31, 2008. The fees are being amortized over the life of the notes. Amortization of approximately $0.5 million and $0.3 million was recorded for the three months ended March 31, 2008 and 2007, respectively.

The Company incurred fees of $5.3 million in association with the TerreStar Notes Add-On, TerreStar Exchangeable Notes and TerreStar-2 Purchase Money Credit Facility as of March 31, 2008. The fees are being amortized over the life of the notes. Amortization of approximately $0.1 and zero was recorded for the three months ended March 31, 2008 and 2007, respectively.

Contractual Cash Obligations

As of March 31, 2008, TerreStar has preferred stock obligations for its Series A and B Preferred Stock. If not converted, the entire Series A and B preferred stock amount of $408 million will be due on April 15, 2010. Dividend payments on the Series A and B are due bi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010. Additionally, the Company has the following contractual commitments and debt obligations as of March 31, 2008:

	TOTAL	< 1 yr	1-3 yrs	3-5 yrs	5+ yrs
	(in thousands)
TerreStar Satellites (1,2)	$284,688	$163,230	$49,880	$7,251	$64,327
Leases	19,076	7,411	8,460	3,022	183
Network Equipment and Services	436,422	53,878	382,544	—	—
Debt Obligations (3)	1,699,343	—	1,688	328,181	1,369,474

Total	$2,439,529	$224,519	$442,572	$338,454	$1,433,984

(1)

Includes approximately $6 million remaining of construction payments and approximately $55 million of orbital incentive payments for TerreStar I if the satellite operates properly over its expected life. Includes approximately $63 million remaining for construction of TerreStar-2 and approximately $48 million of orbital incentives and $12 million for storage.

(2)	We expect to pay $40—$50 million for satellite launch insurance, which is not under contract and not included in the table.

(3)

Debt Obligations are composed of our $550 million TerreStar Notes due 2014, our $150 million TerreStar Exchangeable Notes due 2014, and our current borrowing under our TerreStar-2 Purchase Money Credit Facility due 2014 for our second satellite, including future interest and principle payments.

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

On February 1, 2008, the same four of Mr. Dondero’s Highland affiliates who filed the Rescission Litigation filed suit against us in the Commercial Division of the Supreme Court of the State of New York. In this most recent suit, the Dondero Affiliates contend that the September 2005 exchange offer by virtue of which TerreStar Corporation exchanged our outstanding Series A Preferred Stock for a new class of Series B Preferred Stock caused the occurrence of a Senior Security Trigger Date, supposedly requiring us to issue a Senior Security Notice entitling the Dondero Affiliates to redeem their Series A Preferred Stock. We intend to vigorously defend this action.

Off-Balance Sheet Financing

As of March 31, 2008, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2008, we do not have exposure to market risk associated with activities in derivative financial instruments or derivative commodity instruments. Currently, we invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Management, in assessing its Disclosure Controls and Procedures for 2007, identified a lack of sufficient control in the area of financial reporting. This control weakness allowed for material errors to our financial reports, as previously filed for annual and interim periods to go undetected. In considering our assessment of 2007 Disclosure Controls and Procedures management also re-assessed those Disclosure Controls and

Procedures in place during fiscal year 2006 and identified a material weakness related to financial reporting. This material weakness was not previously identified nor reported in our 2006 Item 9A disclosure and therefore that disclosure as originally contained in our 2006 Form 10-K should no longer be relied upon. Please refer to the discussion below for more details regarding this material weakness and management’s remediation plans.

As of December 31, 2007, management identified a lack of sufficient oversight and review as well as a lack of the appropriate number of resources to ensure the complete and proper application of generally accepted accounting principles as it relates to non-routine and complex accounting transactions. Specifically, this material weakness resulted in a number of errors in the preparation of both the interim and annual consolidated financial statements and related disclosures, relating to non routine transactions involving the accounting for both the MSV and SkyTerra investments and certain stock option exchanges. For additional information regarding these errors please refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and Note 3 to the Consolidated Financial Statements included therein.

This material weakness, if not remediated, has the potential to cause material misstatements in the future, with regard to non-routine and complex accounting transactions.

Based on the COSO criteria in Internal Control—Integrated Framework and because of these material weaknesses, we have concluded that as of December 31, 2007, internal control over financial reporting was not effective. The remediation plans previously disclosed in the 2007 Form 10-K, and summarized below, have not been fully implemented as of March 31, 2008. Accordingly, the internal control over financial reporting continues to be ineffective as of March 31, 2008.

Remediation Efforts to Address Material Weakness

We are in the process of developing and implementing remediation plans to address our material weakness. Management has identified specific remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by hiring additional technical accounting personnel to address our complex accounting and financial reporting requirements, and by continuing to augment our existing resources with consultants that have the technical accounting capabilities to assist in the analysis and recordation of non-routine and complex accounting transactions.

•

Improve period-end closing procedures by establishing a monthly hard close process by implementing a process that ensures the timely review and approval of non-routine and complex accounting estimates.

During the latter half of 2007, management augmented the resources in the finance department by utilizing external resources in accounting, financial reporting and technical accounting areas and implemented additional closing procedures during and for the year ended December 31, 2007 and the three months ended March 31, 2008. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the year ended December 31, 2007 and the three months ended March 31, 2008 fairly present in all material respects the financial condition and results of operations for TerreStar Corporation in conformity with GAAP.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, please refer to Note 12 to the Consolidated Financial Statements contained in this quarterly report.

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

We Will Continue To Incur Significant Losses.

We will incur losses in 2008 and do not expect to generate any significant revenues until at least 2009, if at all. If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. These losses are due to the costs of developing and building our network and the costs of developing, selling and providing products and services.

TerreStar Networks Will Require Significant Funding to Finance the Execution of its Business Strategy, Including Funds for the Construction and Launch of our Satellites and for our Terrestrial Network Build Out.

As of March 31, 2008, we had aggregate contractual payment obligations of approximately $2.4 billion, consisting of $285 million for satellite expenditures, $19 million for lease related expenditures and $436 million for terrestrial network related expenditures, as well as $1.7 billion for debt obligations including interest.

We expect to make substantial capital expenditures for the development of our universal chipset and handsets in 2008, and for building out our terrestrial network in 2009 and beyond. We will also require funds for selling, general and administrative expenses, working capital, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. In addition, the final payments for our satellite insurance, totaling approximately $40 to $50 million, is expected to be due in 2008. These payments are required in order for us to launch our TerreStar-1 satellite.

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

Participants in the communications industry include major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than we have and which provide a wider range of services than we will provide. There currently are several other satellite companies that provide or are planning to provide services similar to ours. In addition to facing competition from our satellite-based competitors, we are subject to competition from terrestrial voice and data service providers in several markets and with respect to certain services, particularly from those that are expanding into rural and remote areas and providing the same general types of services and products that we intend to provide. Land-

based telecommunications service capabilities have been expanded into underserved areas more quickly than we anticipated, which could result in less demand for our services than we anticipated in formulating our business plan. These ground-based communications companies may have certain advantages over us because of the general perception among consumers that wireless voice communication products and services are cheaper and more convenient than satellite-based ones. Furthermore, we may also face competition from new competitors or emerging technologies with which we may be unable to compete effectively.

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

Our Recent Cost-Cutting Measures May Make It Difficult For Us To Execute Our Business Plan And Achieve Profitability.

In 2006, TerreStar Networks began a period of rapid growth, growing from four employees at December 31, 2005 to 175 employees at December 31, 2007. In April 2008 we announced the implementation of cost cutting measures including a headcount reduction of 79 management and non-management position across TerreStar. We believe that these cost-cutting measures will allow us to continue our operations under our current business plan and meet our capital requirements into the second quarter of 2009. While we believe that the workforce reductions will not impact our ability to execute our updated business plan, the loss of employee and management resources from our cost-cutting measures may impact our operations.

In addition, in 2006, TerreStar Networks completed the spin-off of its wholly-owned subsidiary, TerreStar Global Ltd., or TerreStar Global. TerreStar Global intends to offer an integrated satellite and terrestrial network outside of North America. Some of our employees, including some of our executive officers, perform services for TerreStar Global, which may reduce the time they can devote to our business. Our failure to manage growth effectively could significantly impede our ability to execute our business strategy and achieve profitability.

We Must Attract, Integrate And Retain Key Personnel.

Our success depends, in large part, upon the continuing contributions of our key technical and management personnel and integrating new personnel into our business. Employment agreements with our employees are terminable at-will by the employees, and we do not maintain “key-man” insurance on any of our employees. In April 2008, we announced certain cost-cutting measures including a significant headcount reduction. Although we believe we will be able to execute our business plan with our current workforce, the loss of the services of a significant number of our remaining key employees could harm our business and our future prospects. Our future success will also depend on our ability to attract and retain additional management and technical personnel required in connection with the implementation of our business plan. In addition, our recent cost-cutting measures may make it more difficult to attract and retain personnel. Competition for such personnel is intense, and if we fail to retain or attract such personnel and integrate those personnel who we hire, our business could suffer. We have entered into arrangements with certain of our officers that provide for payments upon a change of control, as defined in those agreements.

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

Regulatory Risks

We Could Lose Our FCC Authorization And Industry Canada Approval In Principle And Be Subject To Fines Or Other Penalties.

We must meet significant construction and implementation milestones and comply with complex and changing FCC and Industry Canada rules and regulations to maintain our authorizations to use our assigned spectrum and orbital slot. The remaining milestones in the United States are a successful satellite launch by September 2008, and certification that the system is operational by November 2008. The remaining milestone in Canada is successfully placing the satellite into its assigned orbital position by November 2008. We will seek new milestone dates from the FCC and Industry Canada when Loral provides us with a firm delivery schedule for TerreStar-1. There can be no assurance that any such requests would be granted. Once the system is operational, we will be required to maintain satellite coverage of all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and all regions of Canada that are within the coverage contour described in our Industry Canada approval in principle and, to the extent that we have been granted ATC authority, to provide an integrated MSS service offering in all locations where our ATC is made available. We may not meet these milestones, satisfy these service requirements or comply with other applicable rules and regulations. Non-compliance with these or other conditions, including other FCC or Industry Canada gating or ongoing service criteria, could result in fines, additional conditions, revocation of the authorizations, or other adverse FCC or Industry Canada actions. The loss of our spectrum authorizations would prevent us from implementing our business plan and have a material adverse effect on our financial condition and the amount and value of the collateral pledged to support the TerreStar Notes and the TerreStar Exchangeable Notes.

If We Fail To Secure Or Maintain Certain Regulatory Approvals, We Will Default Under Our TerreStar-2 Purchase Money Credit Facility.

Our TerreStar-2 Purchase Money Credit Facility contains certain events of default that can be triggered upon our failure to secure or maintain certain regulatory approvals, including the following (in each case subject to certain exceptions):

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

If any of these events of default under our TerreStar-2 Purchase Money Credit Facility occurs and is continuing, our lenders can terminate their commitments and declare the amounts outstanding under the TerreStar-2 Purchase Money Credit Facility immediately due and payable. In addition, the acceleration of our repayment obligation under the TerreStar-2 Purchase Money Credit Facility would constitute an event of default under cross-default provisions in the indenture governing our TerreStar Exchangeable Notes and the TerreStar Notes, in each case permitting the trustee or holders thereunder to accelerate the notes and declare them immediately due and payable.

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

The Industry Canada approval in principle to construct and operate a 2GHz MSS S-band satellite in a Canadian orbital position is currently held by TerreStar Canada, an entity that we do not control. Upon the launch of TerreStar-1, we expect that TerreStar-1 will be transferred to TerreStar Canada. Under the Radiocommunication Act (Canada) and the Telecommunications Act (Canada), and the regulations promulgated thereunder, TerreStar Networks may only own a 20% voting equity interest in TerreStar Canada, along with a 33 1/3 % voting equity interest in TerreStar Canada Holdings, which is TerreStar Canada’s parent and 80% voting equity owner. 4371585 Communications, a Canadian-owned and controlled third party, owns a 66  2/3% voting interest in TerreStar Canada Holdings. The rules and regulations further provide that the business and operations of TerreStar Canada cannot otherwise be controlled in fact by non-Canadians.

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

FCC And Industry Canada Regulations And Approval Processes Could Delay Or Impede A Transfer Of Control Of TerreStar Corporation

Any investment that could result in a transfer of control of TerreStar Corporation could be subject to prior FCC approval and in some cases could involve a lengthy FCC review period prior to its consummation. The prior approval of Industry Canada is also required before any material change in the ownership or control of TerreStar Canada can take effect. We may not be able to obtain any such FCC or Industry Canada approvals on a timely basis, if at all, and the FCC or Industry Canada may impose new or additional license conditions as part of any review of such a request. If we are unable to implement our business plan and generate revenue to meet our financial commitments, including under the TerreStar-2 Purchase Money Credit Facility, the TerreStar Notes issued by TerreStar Networks in February 2007 and February 2008 and the TerreStar Exchangeable Notes issued by TerreStar Networks in February 2008, these regulations could impede or prevent a transfer of control or sale of our company to a third party with greater financial resources.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of equity securities that occurred during the first quarter of 2008 were reported on current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of the Company (as restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 2 Registration Statement on Form 8-A, filed May 1, 2002).

3.2	Amended and Restated Bylaws of the Company (as amended and restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

3.3	Certificate of Correction filed to correct a certain error in the Certificate of Designations of the Series A Cumulative Convertible Preferred Stock of Motient Corporation (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K/A filed on August 3, 2005).

3.4	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 31 to Company’s Current Report on Form 8-K filed on October 31, 2005).

3.5	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, filed June 24, 2005).

3.6	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-3, filed August 7, 2006).

3.7	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (the “Q3 2007 10-Q”).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Q3 2007 10-Q).

4.2	First Supplemental Indenture, dated February 7, 2008, among TerreStar Network Inc., as the issuer, certain guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 8, 2008).

4.3	Second Supplemental Indenture, dated February 7, 2008, among TerreStar Network Inc., as the issuer, certain guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 8, 2008).

4.4	Indenture, dated February 7, 2008, among TerreStar Network Inc., as the issuer, the Company, certain subsidiaries of TerreStar Network Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.1*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Robert H. Brumley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.2*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Neil Hazard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.3*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Michael J. Reedy (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.4*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Dennis Matheson (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 22, 2008).

Number	Description
10.5*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Douglas Sobieski (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.6*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Jeffrey W. Epstein (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 22, 2008).

10.7	Purchase Money TerreStar-2 Purchase Money Credit Facility, dated February 5, 2008, among TerreStar Network Inc., as the borrower, the guarantors party thereto from time to time and U.S. Bank National Association, as collateral agent, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and EchoStar Corporation, as lenders. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.8	Registration Rights Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc., EchoStar Corporation, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and other institutional investors party thereto. (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.9	Master Investment Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.10	Master Investment Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.11	Spectrum Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and EchoStar Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.12	Spectrum Contribution Agreement, dated February 5, 2008, among the Company and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 8, 2008).

10.13†	Stock Purchase Agreement dated February 6, 2008, by and among the Company, Motient Ventures Holding, Inc. and Harbinger Capital Partners Master Fund I. L.P.

31.1†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of President (principal executive officer).

31.2†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Executive Vice President and Chief Financial Officer (principal financial officer).

32†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of President, (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer).

*	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report pursuant to Item 14(c) of this report.

†	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRESTAR CORPORATION
(Registrant)
/s/ NEIL L. HAZARD
Neil L. Hazard Executive Vice President and Chief Financial Officer

Dated: May 12, 2008