Form 10-Q
period 2008-06-30
TERRESTAR CORP
filed 2008-08-11
CIK 913665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33546

TERRESTAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-0976127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12010 Sunset Hills Road, 6th Floor, Reston, VA	20190
(Address of Principal Executive Offices)	(Zip Code)

703-483-7800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Common Stock, $0.01 par value	The NASDAQ Global Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

Number of shares of common stock outstanding at August 1, 2008: 121,815,888

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

Our public filings are available at www.terrestarcorp.com and on EDGAR at www.sec.gov.

Basis of Presentation

In this report:

•	the terms “we”, “our”, “us”, “TerreStar”, and the “Company” refer to TerreStar Corporation and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

•	“TerreStar Networks” refers to TerreStar Networks Inc., an indirect, majority-owned subsidiary of TerreStar Corporation.

•	“BCE” refers to BCE Inc., a Canadian corporation.

•	“TerreStar Canada Holdings” refers to TerreStar Networks Holdings (Canada) Inc., a Canadian corporation and parent company of TerreStar Canada.

•	“TerreStar Canada” refers to TerreStar Networks (Canada) Inc., a Canadian corporation.

•	“SkyTerra” refers to SkyTerra Communications, Inc.

•	“MSV” refers to Mobile Satellite Ventures LP.

•	“TerreStar Global” refers to TerreStar Global Ltd., an indirect, majority-owned subsidiary of TerreStar Corporation.

•	“Port” refers to Port Merger Corp.

•	“CCTV” refers to CCTV Wireless I, LLC.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements
TERRESTAR CORPORATION
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
(in thousands, except per share amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating expenses:
General and administrative (including expenses related to MSV, a related party, of $162,
$130, $321and $289 and Hughes, a related party, of $233, $217, $466 and $617
for the three months and six months ended June 30, 2008 and 2007, respectively)	29,955	36,573	61,553	54,879
Research and development	21,706	8,583	51,848	19,741
Depreciation and amortization	5,619	4,643	11,073	7,941
Loss on impairment of intangibles	-	499	-	6,699

Total operating expenses	57,280	50,298	124,474	89,260

Operating loss from operations	(57,280)	(50,298)	(124,474)	(89,260)

Other income (expense):
Interest expense	(13,013)	(12,408)	(23,372)	(31,563)
Interest income	1,146	2,225	2,278	7,615
Other income (expense)	263	(3)	354	(33)
Equity in losses of MSV	-	(1,594)	-	(4,610)
Realized loss on investment in SkyTerra	-	-	(27,374)	-
Minority interests in losses of TerreStar Networks	2,169	4,744	10,545	12,273
Minority interests in losses of TerreStar Global	-	346	-	714
Decrease in dividend liability	-	-	-	40,473
Other than temporary impairment-SkyTerra	-	-	-	(58,937)

Loss before income taxes	(66,715)	(56,988)	(162,043)	(123,328)

Income tax benefit (expense)	-	820	754	(430)

Net loss from operations	(66,715)	(56,168)	(161,289)	(123,758)

Less:
Dividends on Series A and Series B cumulative convertible preferred stock	(5,792)	(5,933)	(11,584)	(11,789)
Accretion of issuance costs associated with Series A and Series B	(1,133)	(1,054)	(2,266)	(2,084)

Net loss available to common stockholders	$(73,640)	$(63,155)	$(175,139)	$(137,631)

Basic & diluted loss per share	$(0.75)	$(0.75)	$(1.88)	$(1.74)

Basic & diluted weighted-average common shares outstanding	97,676	84,581	93,187	79,323

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

 TERRESTAR CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$221,295	$89,134
Cash committed for satellite construction costs	2,849	2,814
Deferred issuance costs associated with Series A and Series B Cumulative
convertible preferred stock	4,543	4,447
Deferred issuance costs associated with TerreStar Notes	2,032	2,032
Deferred issuance costs associated with TerreStar Exchangeable Notes	483	-
Other current assets	4,408	9,131
Total current assets	235,610	107,558

Restricted investments	2,683	2,648
Property and equipment, net (including amounts to Hughes, a related party, of $52,550 and $51,537
at June 30, 2008 and December 31, 2007, respectively)	649,389	571,151
Intangible assets, net	479,742	212,256
Investment in SkyTerra	-	103,733
Investment in SkyTerra - Restricted	221,575	221,575
Deferred issuance costs associated with Series A and Series B Cumulative
convertible preferred stock	3,596	5,958
Deferred issuance costs associated with TerreStar Notes	9,399	10,415
Deferred issuance costs associated with TerreStar Exchangeable Notes	2,223	1,112
Other non-current assets	6,000	6,817
Total assets	$1,610,217	$1,243,223

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses (including amounts due to MSV, a related party, of $104 and $131
and Hughes, a related party, of $233 and $3,660 at June 30, 2008 and December 31, 2007, respectively)	$22,742	$42,720
Accounts payable to Loral for satellite construction contract	-	503
Accrued termination costs	6,316	-
Obligations under capital leases	65	59
Deferred rent and other current liabilities	1,315	944
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	7,636	8,368
Current liabilities of discontinued operations	12	17
Total current liabilities	38,086	52,611

Obligations under capital leases	63	97
Deferred rent and other long-term liabilities	4,014	1,758
SkyTerra investment dividends payable	183,444	183,444
TerreStar Notes and accrued interest, thereon (net discount of $3,350)	660,189	567,955
TerreStar Exchangeable Notes and accrued interest, thereon	153,983	-
TerreStar-2 purchase money credit facility and accrued interest, thereon	34,227	-
Total liabilities	1,074,006	805,865

Commitments and Contingencies
Minority interest in TerreStar Networks	-	12,141
Series A cumulative convertible preferred stock ($0.01 par value, 450,000 shares authorized
and 90,000 shares issued and outstanding at June 30, 2008 and December 31, 2007)	90,000	90,000
Series B cumulative convertible preferred stock ($0.01 par value, 500,000
shares authorized and 318,500 shares issued and outstanding at June 30, 2008 and December 31, 2007)	318,500	318,500

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Stockholders' equity:
Series C preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding
at June 30, 2008 and 0 shares authorized at December 31, 2007)	-	-
Series D preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding
at June 30, 2008 and 0 shares authorized at December 31, 2007)	-	-
Series E junior convertible preferred stock ($0.01 par value, 1,900,000 shares authorized and 1,200,000 shares issued
and outstanding at June 30, 2008 and 0 shares authorized at December 31, 2007)	12	-
Common stock; voting (par value $0.01; 240,000,000 shares authorized,
125,769,590 and 91,378,041 shares issued, 121,818,388 and 87,426,839
shares outstanding at June 30, 2008 and December 31, 2007, respectively)	1,258	914
Additional paid-in capital	1,091,971	806,195
Common stock purchase warrants	64,097	64,097
Less: 3,951,202 common shares held in treasury stock at June 30, 2008 and December 31, 2007	(73,877)	(73,877)
Accumulated other comprehensive income	11	10
Accumulated deficit	(955,761)	(780,622)
Total stockholders' equity	127,711	16,717

Total liabilities and stockholders' equity	$1,610,217	$1,243,223

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(in thousands)
Unaudited

	Six Months Ended
	June 30,
	2008	2007
Cash flows from continuing operating activities:
Net loss	$(161,289)	$(123,758)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	11,073	7,941
Write off of financing fees	-	5,708
Equity in losses of MSV	-	4,610
Realized loss on investment in SkyTerra	27,374	-
Minority interests in losses of TerreStar Global	-	(714)
Minority interests in losses of TerreStar Networks	(10,545)	(12,273)
Amortization of deferred financing costs	1,207	761
Stock-based compensation	1,236	19,804
Loss on impairment of intangibles	-	6,699
Restricted stock forfeited	-	(41)
Interest income
Other than temporary impairment-SkyTerra	-	58,937
Decrease in dividend liability	-	(40,473)
Changes in assets and liabilities:
Other current assets	4,723	(1,338)
Accounts payable and accrued expenses (including payments to MSV, a related party,	(13,569)	2,423
of $348 and $243 and Hughes, a related party, of $450 and $217 for the six months ended June 30, 2008 and 2007, respectively)
Accrued termination costs	6,316	-
Spectrum acquisition costs	(2,827)	-
Other noncurrent assets	817	(757)
Accrued interest	21,988	18,060
Deferred rent and other liabilities	2,627	(320)
Net cash used in continuing operating activities	$(110,869)	$(54,731)

Cash flows from continuing investing activities:
Proceeds from the sale of SkyTerra shares	$76,359	$-
(Purchase) Proceeds of restricted cash and investments	(39)	45,626
Proceeds from assets held for sale	-	50
Accounts payable to Loral for satellite construction contract	(503)	(7,073)
Additions to property and equipment (including payments to Hughes, a related party, of	(58,320)	(173,034)
$4,456 and $14,309 for the six months ended June 30, 2008 and 2007, respectively)
Net cash provided by (used in) continuing investing activities	$17,497	$(134,431)
Cash flows from continuing financing activities:
Proceeds from issuance of TerreStar Notes	$46,500	$500,000
Proceeds from issuance of TerreStar Exchangeable Notes	149,232	-
Proceeds from TerreStar-2 purchase money credit facility	33,175	-
Proceeds from issuance of equity securities	-	6,686
Repayment of the Senior Secured Notes	-	(200,000)
Payments for capital lease obligations	(28)	-
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(2,363)	(10,723)
Debt issuance costs and other charges	(947)	(13,354)
Net cash provided by continuing financing activities	$225,569	$282,609

Net cash provided by continuing operations	$132,197	$93,447

Net cash used in discontinued operating activities	$(5)	$(11)
Net cash provided by (used in) discontinued investing activities	$(31)	$2,661
Net cash provided by (used in) discontinued operations	(36)	2,650

Net increase in cash and cash equivalents	132,161	96,097
Cash and cash equivalents, beginning of period	89,134	171,665
Cash and cash equivalents, end of period	$221,295	$267,762

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Description of Business

General

TerreStar Corporation (formerly Motient Corporation) was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the integrated satellite wireless communications business through its ownership of TerreStar Networks, its principal operating entity, and TerreStar Global.

TerreStar Networks, in cooperation with its Canadian partner, 4371585 Communications and Company, Limited Partnership (“4371585 Communications”), formerly TMI Communications and Company, Limited Partnership, plans to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service (“MSS”) using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. Through TerreStar Networks, we are in the process of building our first satellite pursuant to a construction contract with Space Systems/Loral, Inc. (“Loral”). We currently expect to launch our TerresStar-1 satellite in June 2009. Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with wireless devices currently being developed.

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

As of June 30, 2008, our two wholly-owned subsidiaries are MVH Holdings Inc. and Motient Holdings Inc. These two subsidiaries held approximately 88.4% and 86.5% interest in TerreStar Networks and TerreStar Global, respectively. Additionally, as of June 30, 2008, we held approximately 27.7% non-voting interest in SkyTerra, a mobile satellite communications company. As of June 30, 2008, SkyTerra owned approximately 11.1% of TerreStar Networks common stock. Additionally, we own 100% of Port Merger Corp. and CCTV Wireless I, LLC (“CCTV”).

For additional information regarding the business descriptions of the Company’s wholly owned subsidiaries, affiliates and investments, please refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Due to the recent delays by Loral in the completion of our TerreStar-I satellite, we believe that we now have sufficient liquidity to conduct operations into the third quarter of 2009. We will likely face a cash deficit beyond that unless we obtain additional capital. We cannot guarantee that financing sources will be available on favorable terms or at all.

Our principal sources of liquidity consist of our existing cash on hand and our recently secured $100 million TerreStar-2 Purchase Money Credit Facility. As of June 30, 2008, including restricted cash, we had $224.1 million of cash on hand. Additionally, approximately $66.8 million remains available under our TerreStar-2 Purchase Money Credit Facility which provides funding for payments related to the construction of our second satellite TerreStar-2. We expect this funding will be adequate for us to complete the construction of TerreStar-2.

Our short-term liquidity needs are driven by our satellite system construction contracts, the development of terrestrial infrastructure and networks, and the design and development of our handset and chipset. As of June 30, 2008, we have contractual obligations of $201.5 million due within one year, consisting of approximately $118.5 million related to our satellite system, $76.1 million related to our handset, chipset, and terrestrial network, and $6.9 million for operating leases. In addition, we expect to spend between $40 and $50 million to obtain satellite launch insurance prior to the launch of our TerreStar-1 satellite.

In April 2008, TerreStar Networks implemented certain cost reduction measures including a headcount reduction of 79 management and non-management positions across the Company. This reduction will account for savings of approximately 45 percent in base salary expenses. The cost reduction plan is more fully described in Note 10.

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

Note 2.    Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC.  Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations.  Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and TerreStar Canada, a variable interest entity under Financial Accounting Standards Board Financial Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities” – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51. As of January 1, 2008, we consolidated the results of TerreStar Canada into our financial statements.  All intercompany accounts are eliminated upon consolidation.  Investments in which the Company does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. The Company monitors investments for other than temporary declines in value and makes reductions in value when appropriate.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements and notes thereto to conform to the current period presentation.

Reference is made to the Company’s Annual Report on Form 10-K/A, filed with the SEC for the year ended December 31, 2007 for a complete set of financial notes.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s most significant estimates relating to its continuing operations include the valuation of stock based compensation and long-lived assets.

Restricted Cash and Investments

At June 30, 2008, the Company had $5.5 million of restricted cash and investments held in money market escrow accounts. Included in that amount is approximately $2.8 million that is restricted in accordance with the Company’s satellite construction contract. In addition, approximately $2.3 million is restricted in accordance with the Company’s asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation, and approximately $0.4 million is restricted in accordance with various leases and security deposits. As of August 8, 2008, approximately $2.0 million of the restricted cash has been released.

Property and Equipment

We record property and equipment, (“P&E”), including leasehold improvements at cost. P&E consists of network equipment, lab equipment, office and computer equipment, internal use software, and leasehold improvements. The satellite and terrestrial network assets under construction primarily include materials, labor, equipment and interest related to the construction and development of our satellite and terrestrial network. Assets under construction are not depreciated until placed into service. Repair and maintenance costs are expensed as incurred.

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

The cost of P&E is depreciated on a straight-line basis over the estimated economic useful lives as follows:

Long-Lived Assets	Estimated Useful Life
Network, lab and office equipment	5 years
Computers, software and equipment	3 years
Leasehold improvements	Lesser of lease term or estimated useful life
Definite lived intangible assets	15 years
Satellite and Terrestrial Network Assets Under Construction	15 years	(to begin at launch)

Intangible Assets

Intangible assets primarily consist of intangible assets related to Federal Communications Commission (“FCC”) spectrum frequencies and other intellectual property.  Definite lived intangible assets are amortized over an estimated economic useful life of fifteen years.  Indefinite lived assets are not amortized.

Valuation of Long-Lived and Intangible Assets

We evaluate whether long-lived and intangible assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of an asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Investment in SkyTerra

We have accounted for our investment in SkyTerra at cost in accordance with Accounting Principles Board (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock”.  Although our investment in SkyTerra common stock is non-voting, we determined the fair value of our investment based on the trading sales price of SkyTerra shares as listed on the OTC Bulletin Board (“SKYT”).  The Company periodically evaluates this and all other investments for other than temporary impairment.

Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

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

Stock Based Compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” on January 1, 2006. The Company elected the modified prospective transition method provided under SFAS 123(R) and consequently prior period results have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under this transition method, compensation cost associated with stock-based awards recognized beginning in 2006 now includes compensation expense related to the grant date fair value for the remaining unvested portion of stock-based awards granted prior to December 31, 2005 and compensation expense related to stock-based awards granted subsequent to December 31, 2005.

The fair value of options is estimated using the Black-Scholes option-pricing model which considers, among many factors, the expected life of the award and the expected volatility of the Company’s stock price.

Research and Development Costs

All costs of research and development activities are expensed when incurred. Research and development activities consist of costs related to the development of our integrated satellite and terrestrial communications network, salaries, wages and other related costs of personnel engaged in research and development activities, and the costs of intangible assets that are purchased from others for use in research and development activities that have alternative future uses. Costs that are not clearly related to research and development activities or routine in nature are excluded from research and development costs.

Earnings (Loss) per Common Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per common share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. This includes the reported net income (loss) plus the loss attributable to preferred stock dividends and accretion. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible preferred stock computed using the if-converted method. Shares issuable under our equity plans were anti-dilutive in 2008 and 2007 because we incurred a net loss from continuing operations.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurements under Statement 13.” FSP 157-1 amends SFAS 157, “Fair Value Measurements,” to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13.

In February, 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”. FSP 157-2 provides a one-year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings.  The Company believes that SFAS 159 will not have a material impact on our financial statements.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R).  SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets required, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009.  The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and size of acquisitions, if any, subsequent to the effective date.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to revise the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends FASB Statement 142, Goodwill and Other Intangible Assets, to require an entity developing assumptions about renewal or extension to consider its own historical experience in renewing or extending similar arrangements. The purpose of the FSP is to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and for interim periods within those fiscal years. Early adoption is not permitted. Entities should apply the FSP’s guidance on determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date.  The Company has not determined the impact of the adoption of this statement on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“ EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and for interim periods within those fiscal years. Upon adoption, an entity is required to retrospectively adjust its prior-period EPS data, including any amounts related to interim periods, summaries of earnings, and selected financial data. Early application of the FSP is not permitted).  FSP EITF 03-6-1 will be effective in fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and in interim periods within those fiscal years. The Company has not determined the impact of the adoption of this statement on its consolidated financial statements.

In June 2008, a consensus opinion was reached on EITF Issue 08-3, “Accounting by Lessees for Maintenance Deposits.” The objective of EITF Issue 08-3 is to clarify how a lessee should account for a nonrefundable maintenance deposit made under an agreement accounted for as a lease. EITF Issue 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. Early application is not permitted. Entities should recognize the effect of the change for all arrangements that exist at the effective date as a change in accounting principle as of the beginning of the fiscal year the consensus is initially applied. The cumulative effect of the change in accounting principle should be recognized in the opening balance of retained earnings for that fiscal year. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and in interim periods within those fiscal years. The Company has not determined the impact of the adoption of this statement on its consolidated financial statements.

Note 3.    Property and Equipment

The components of property and equipment as of June 30, 2008 and December 31, 2007 are presented in the table below.

	June 30,	December 31,
	2008	2007
	(in thousands)

Assets Under Construction
Satellite construction in progress	$588,650	$526,140
Terrestrial Network under Construction	44,133	28,866
	632,783	555,006

Assets In Service
Network equipment	2,419	2,385
Lab equipment	9,762	7,905
Office equipment	6,296	5,525
Leasehold Improvements	2,963	2,963
	21,440	18,778
Less accumulated depreciation	(4,834)	(2,633)
Property and equipment, net	$649,389	$571,151

The Company capitalized $14.8 million and $28.7 million of interest expense related to assets under construction for the three and six months ended June 30, 2008, respectively.

Depreciation expense was $1.1 million and $2.2 million for the three and six months ended June 30, 2008 and $0.5 million and $0.8 million for the three and six months ended June 30, 2007.

Note 4.    Intangible Assets

On February 5, 2008, we entered into a spectrum agreement with EchoStar Corporation (“EchoStar Spectrum Agreement”) which provided for the option to acquire Port Corp., a wholly owned subsidiary of EchoStar which held certain 1.4 GHz spectrum licenses in exchange for the issuance of 30 million shares of our common stock. On June 9, 2008, we entered into an agreement with EchoStar to acquire Port Corp. We established a subsidiary, Port Merger Corp., to be the surviving company.  As a result of the acquisition, TerreStar owns 100% of Port Merger Corp. which holds the 1.4 GHz licenses we acquired from EchoStar.  Simultaneously with the acquisition, of Port Corp., we issued 30 million shares of our common stock to EchoStar.

Additionally on February 5, 2008, we entered into an agreement with certain affiliates of Harbinger Capital Partners (“Harbinger”), which provided for the effective purchase of CCTV Wireless I, LLC, the holder of certain 1.4GHz licenses and related intellectual property, in exchange for the issuance of 1.2 million shares of our Series E junior participating preferred stock, convertible into 30 million shares of our common stock.  On June 9, 2008, we consummated the Harbinger Spectrum Agreement.

We accounted for the costs of the 1.4 GHz licenses acquired from EchoStar and Harbinger based on the fair value of our common stock as of the measurement date, June 9, 2008 in accordance with Emerging Issue Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”   Our Series E preferred stock does not currently trade on the public market; therefore, we measured the costs of the 1.4 GHZ licenses acquired from Harbinger based on the fair value of the underlying common shares.  Of the fees paid the Company allocated $2.9 million in association with the acquisition of the 1.4 GHz spectrum licenses.

Intangible assets as of June 30, 2008 and December 31, 2007 are presented in the table below.

	June 30,	December 31,
	2008	2007
	(in thousands)
Indefinite lived intangibles
1.4 GHz spectrum licenses	$268,697	$-

Definite lived intangibles
2 GHz spectrum licenses	208,831	202,324
Intellectual property	36,852	35,704
	245,683	238,028
Less accumulated amortization	(34,638)	(25,772)
Intangible assets, net	$479,742	$212,256

Amortization expense was $4.5 million and $8.9 million for the three and six months ended June 30, 2008 and $4.1 million and $7.1 million for the three and six months ended June 30, 2007.  The Company does not amortize its 1.4 GHz spectrum licenses.

Note 5.    Investments

We use the cost method to account for our investment in SkyTerra in accordance with Accounting Principles Board Opinion No. 18.

As of June 30, 2008, our SkyTerra investment totaled $222 million which represent 25.5 million SkyTerra shares we plan to distribute as a dividend to our common shareholders and 4.4 million shares we are holding for Series A or B Preferred shareholders who may convert to common stock in the future. Correspondingly, we recognized a dividend liability of $183.4 million related to the shares we plan to dividend to our common shareholders.   Our non-voting ownership interest in SkyTerra was 27.7 % as of June 30, 2008.

Note 6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses from continuing operations consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

Accounts payable	$4,709	$18,320
Accrued development expenses	14,528	13,613
Accrued consulting expenses	1,293	5,078
Accrued compensation and benefits	755	2,519
Accrued legal expenses	966	2,122
Accrued operating and other expenses	491	1,068
	$22,742	$42,720

Note 7.    Long-Term Debt

TerreStar Notes

On February 14, 2007, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar Corporation (“EchoStar”). The EchoStar Investment Agreement provided for, among other things, the purchase by EchoStar of $50 million of TerreStar Notes in accordance with the First Supplemental Indenture dated February 7, 2008.

The additional $50 million TerreStar Notes were issued at an Issue Price of 93%, resulting in a discount on debt of $3.5 million. The debt discount is being accreted using the effective interest method over the six year term of the notes. For the three and six months ended June 30, 2008, the Company accreted $90,000 and $150,000, respectively, of debt discount related to the TerreStar Notes.  No accretion was recognized in 2007.

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

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $882.7 million as of June 30, 2008, consisting primarily of satellites under construction, property and equipment and cash and cash equivalents.

On February 15, 2008, $40.5 million of interest was converted into additional TerreStar Notes in accordance with the Indenture agreement. As of June 30, 2008 and December 31, 2007, the carrying value of the TerreStar Notes, net of discount including accrued interest, was $660.2 million and $568.0 million, respectively.

The TerreStar Notes are carried at cost on the condensed consolidated balance sheets. The aggregate fair market value of the TerreStar Notes as of June 30, 2008 and December 31, 2007 is approximately $600.8 million and $599.2 million, respectively.

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

The TerreStar Exchangeable Notes bear interest from February 7, 2008 at a rate of 6 ½ % per annum, payable quarterly. Until and including June 15, 2011, interest on the TerreStar Exchangeable Notes will be payable in additional TerreStar Exchangeable Notes quarterly, starting March 15, 2008. Thereafter, interest on the TerreStar Exchangeable Notes will be payable in cash quarterly, starting June 15, 2011. The TerreStar Exchangeable Notes are scheduled to mature on June 15, 2014.

The TerreStar Exchangeable Notes would rank senior in right of payment to all existing and future subordinated indebtedness; and pari-passu with all other unsubordinated indebtedness. The TerreStar Exchangeable Notes are guaranteed by subsidiaries of TerreStar Networks.

On March 15 and June 15, 2008, $1.0 million and $2.5 million, respectively, of interest was converted into additional TerreStar Exchangeable Notes in accordance with the Indenture agreement. As of June 30, 2008, the carrying value of the TerreStar Exchangeable Notes was $154 million including accrued interest.

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

TerreStar-2 Purchase Money Credit Facility

On February 5, 2008, we entered into a $100 million TerreStar-2 Purchase Money Credit Facility among TerreStar Networks, as the borrower, the guarantor’s party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

Amounts outstanding under the TerreStar-2 Purchase Money Credit Facility bear interest at a rate of 14% per annum and mature on February 5, 2010. This interest is P-I-K and accrued to the principal balance of the notes.

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

Draw down of the TerreStar-2 Purchase Money Credit Facility occurred on March 25 and April 24, 2008 for $13.4 million and $19.8 million, respectively, related to payments to Loral for TerreStar-2 for our satellite under construction.  The Company incurs interest on the draw down balance at a rate of 14%.  As of June 30, 2008, the carrying value of the TerreStar-2 Purchase Money Credit Facility including accrued interest was $34.2 million.  The TerreStar-2 Purchase Money Credit Facility is carried at cost on the condensed consolidated balance sheets, which approximates fair market value.

Deferred Issuance Costs

The Company incurred total fees of $5.8 million in association with the TerreStar Exchangeable Notes, the TerreStar Notes, the TerreStar-2 Purchase Money Credit Agreement and EchoStar Spectrum Agreement and Harbinger Spectrum Agreements for the 1.4 GHz spectrum as of June 30, 2008.  The fees of $5.8 million were evenly allocated between deferred issuance costs which are being amortized and the 1.4 GHz spectrum licenses which are not being amortized.

The Company paid fees of $14.2 million in association with the TerreStar Notes and $2.9 million in association with the TerreStar Notes, TerreStar Exchangeable Notes and TerreStar-2 Purchase Money Credit Facility, respectively, as of June 30, 2008. The fees are being amortized over the life of the notes. Amortization of approximately $0.6 million and $1.2 million was recorded for the three and six months ended June 30, 2008.  Amortization of approximately $0.5 million and $0.8 million was recorded for the three and six months ended June 30, 2007.

Leases

As of June 30, 2008, the Company has non-cancelable leases for office space, co-location sites, calibration earth stations, towers and furniture and equipment under operating leases expiring through 2027.

Rent expense, net of sublease income, totaled approximately $5.2 million, $7.4 million, $0.7 million and $1.1 million for the three and six months ended June 30, 2008 and 2007, respectively. Approximately $3.3 million that is included in the three and six months ended June 30, 2008 is related to the lease exit costs as discussed in Note 10. Rent expense is recognized on a straight-line basis over the term of the lease agreement.

Note 8.    Stockholders’ Equity

Common Stock

On June 9, 2008 we issued approximately 30 million shares of our common stock pursuant to the closing of the EchoStar Spectrum Purchase Agreement.

During 2008, we exchanged approximately 1.7 million shares of our common stock for approximately 0.9 million shares of TerreStar Networks common stock and 0.3 million shares of TerreStar Global common stock with minority shareholders. Accordingly, our ownership interests in TerreStar Networks and TerreStar Global is approximately 88.4% and 86.5%, respectively, on a non-diluted basis as of June 30, 2008. In addition, the exchanges resulted in an allocation of approximately $0.3 million and $7.7 million to intangible assets for the three and six months ended June 30, 2008.

Preferred Stock

We account for Series A and Series B Cumulative Redeemable Convertible Preferred Stock under Accounting Series Release 268 “Redeemable Preferred Stocks.”  As of June 30, 2008, we had 5.0 million authorized shares of preferred stock, consisting of 0.45 million Series A shares, 0.5 million Series B shares, 1 Series C share, 1 Series D share, 1.9 million Series E shares and approximately 2.1 million shares undesignated.

Series A and B Cumulative Convertible Preferred Stock

The rights, preferences and privileges of the Series A Preferred are contained in Certificates of Designations of the Series A and Series B Cumulative convertible preferred stock which are more fully described in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Dividends on Series A and B Preferred Shares

From April 15, 2005 to April 15, 2007, TerreStar Corporation paid cash dividends at a rate of 5.25% per annum on the Series A and Series B Preferred shares. These cash dividends of approximately $42.9 million were placed in an escrow account and were paid in four semi-annual payments to the holders of Series A and B Preferred. Additional dividend payments after April 15, 2007, are due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to our ongoing litigation with certain investors. We anticipate paying the Series A dividend in cash and the Series B in common stock until such time that the Series A litigation is resolved and we satisfy the conditions required to pay the Series A dividend in common stock.

If any shares of Series A and B Preferred remain outstanding on April 15, 2010, TerreStar Corporation is required to redeem such shares for an amount equal to the purchase price paid per share plus any accrued but unpaid dividends on such shares.

Series C and D Preferred Stock

On February 7, 2008, we issued one share of non-voting Series C preferred stock (“Series C preferred”) to Echostar and one share of non-voting Series D preferred stock (“Series D preferred”) to Harbinger at $0.01, par value. These shares are exempt from the registration requirements of the Securities Act of 1933.

The rights, preferences and privileges of the Series C and Series D preferred are contained in Certificates of Designations of the Series C and D preferred stock. The following is a summary of these rights, preferences and privileges:

•	The Series C and Series D holders are not entitled to or permitted to vote on any matter required or permitted to be voted upon by the stockholders of the Corporation.

•	The Series C and Series D Preferred are not convertible into any other class of capital stock of the Company.

•
Series C and Series D preferred stock rank senior and prior to common stock and each other class or series of equity securities of the Company whether issued or issued in the future with respect to payment of dividends, redemption payments, rights upon liquidation, dissolution or winding up of the affairs of the Company. Additionally, the Series C and Series D rank junior to the Series A and Series B Cumulative Convertible preferred stock.

•
In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, no distribution shall be made (a) to the holders of any shares of capital stock of the Company ranking junior (with respect to rights upon liquidation, dissolution or winding up) to the Series C and Series D preferred stocks, unless the Series C and Series D Holders shall have received $1,000 per share each, or (b) to the holders of shares of capital stock of the Company ranking on a parity (with respect to rights upon liquidation, dissolution or winding up) with the Series C and Series D preferred stocks, except for distributions made ratably on the Series C and Series D preferred stocks and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up.

•
By virtue of their ownership of shares of the Series C and Series D preferred stock, EchoStar and Harbinger have consent rights for, among other things, certain sales of assets, making any material change in our line of business, amending or permitting the amendment of our certificate of incorporation, by-laws, or our other organizational documents or any of our subsidiaries, certain acquisitions of assets, certain capital expenditures and consolidations and mergers and rights to appoint directors.

Series E Junior Participating Preferred Stock

Series E Junior Participating preferred stock (the “Junior Preferred Shares”) was issued to Harbinger and its affiliates under the Harbinger Spectrum Agreement. Except as otherwise required under Delaware law, the holders of Junior Preferred Shares are not entitled to vote on any matter required or permitted to be voted on by the stockholders.  The holders of Junior Preferred Shares are entitled to participate ratably in any dividends paid on the Common Shares. In the event of a liquidation, the holders of Junior Preferred Shares will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $0.0001 per share (subject to adjustment), before any distribution may be made or any assets distributed in respect of the Common Shares. Subject to certain restrictions related to the change of control provisions under the existing indenture and existing preferred stock, each Junior Preferred Share may be converted into 25 Common Shares (subject to adjustment). There is no restriction in the Certificate of Designations governing the Junior Preferred Shares on the repurchases or redemption of shares by the Company while there is any arrearage in the payment of dividends or sinking fund installments.

On June 9, 2008, we issued 1.2 million shares of our Series E Junior Participating preferred stock to Harbinger, convertible into 30 million shares of our common stock for the effective purchase of CCTV Wireless, LLC, the holder of certain 1.4 GHz licenses. The transaction was consummated on June 10, 2008.

Common Stock Purchase Warrants

As of June 30, 2008, there were approximately 4.2 million fully vested warrants exercisable for the Company’s common stock outstanding.

The following table summarizes the Company’s warrant activity as of June 30, 2008.

TerreStar Corporation	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2008	4,213,400	$9.35
Granted	—	—
Cancelled	—	—
Exercised

Outstanding at June 30, 2008	4,213,400	$9.35

Note 9.    Employee Stock Benefit Plans

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), “Share-Based Payment”, an amendment of FASB Statements No. 123 (“SFAS 123(R)”), applying the modified prospective method. As a result of the Company’s decision to adopt using the modified prospective method, prior period results have not been restated. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock-based awards, and accordingly, recognized no compensation costs for its stock option plans other than for instances where APB 25 required variable plan accounting related to performance-based stock options, stock option modifications and restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.

Summary

Through 2007, TerreStar Corporation and TerreStar Networks offered stock options and other long term equity based incentive awards under their respective equity plans to their employees, directors and other service providers. During 2006, TerreStar Corporation adopted the 2006 TerreStar Corporation Equity Incentive Plan (the “2006 Plan”) which replaced the 2002 TerreStar Corporation Plan (the “2002 Plan”). During 2007, the TerreStar Corporation and TerreStar Networks respective Board of Directors and Compensation Committees decided to cease issuing options and other awards under the TerreStar Networks 2002 Stock Incentive Plan (the “2002 TerreStar Networks Plan”) and exchange certain outstanding options under the 2002 TerreStar Networks Plan for options to purchase common stock of TerreStar Corporation under the 2006 Plan. As of June 30, 2008, we now offer stock options and other long-term incentive awards under the following two plans to eligible persons:

•	the 2006 Plan; and

•	the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”).

Our equity-based compensation expense is included in the following areas in the condensed consolidated statement of operations for the periods indicated for the awards outstanding under the 2002 TerreStar Networks Plan, the 2006 Plan, the 2002 Plan, the Global Plan, and warrants issued to purchase TerreStar Global common shares:

	Three months ended June 30, 2008
	2006 Plan	2002 TerreStar Networks Plan	Global Plan	Warrants	Restricted Stock	Consolidated
	(in thousands)
General and administrative	$-	$(1,399)	$44	$-	$116	$(1,239)
Research and development	-	-	-	-	-	$-
Total stock-based compensation	$-	$(1,399)	$44	$-	$116	$(1,239)

	Six months ended June 30, 2008
	2006 Plan	2002 TerreStar Networks Plan	Global Plan	Warrants	Restricted Stock	Consolidated
	(in thousands)
General and administrative	$285	$653	$84	$-	$174	$1,196
Research and development	-	39	-	-	-	$39
Total stock-based compensation	$285	$692	$84	$-	$174	$1,235

	Three months ended June 30, 2007
	2006 Plan	2002 TerreStar Networks Plan	Global Plan	Warrants	Restricted Stock	Consolidated
	(in thousands)
General and administrative	$2,262	$15,279	$-	$-	$167	$17,708
Research and development	1,219	-	-	-	-	$1,219
Total stock-based compensation	$3,481	$15,279	$-	$-	$167	$18,927

	Six months ended June 30, 2007
	2006 Plan	2002 TerreStar Networks Plan	Global Plan	Warrants	Restricted Stock	Consolidated
	(in thousands)
General and administrative	$2,659	$15,595	$-	$-	$332	$18,586
Research and development	1,219	-	-	-	-	$1,219
Total stock-based compensation	$3,878	$15,595	$-	$-	$332	$19,805

As of June 30, 2008, the total unrecognized stock compensation expense was approximately $9.3 million.

Restricted Stock Awards

On May 8 and June 27, 2008, the Company issued approximately 0.1 million and 0.6 million shares of restricted stock awards to its employees and certain executives, respectively, of TerreStar Networks under the 2006 Equity Incentive Plan.  Fifty percent of the shares vest ninety days following the successful launch and in orbit test check-in of TerreStar-1 satellite and the remaining fifty percent vest upon the first anniversary of the initial vesting date.  The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards are settled in shares of the Company’s common stock after the vesting period.

The following table summarizes our restricted stock activity as of June 30, 2008.

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Non-vested at January 1, 2008	69,000	$13.35
Granted	767,110	4.26
Cancelled	—	—
Vested	(13,800)	13.35
Non-vested at June 30, 2008	822,310	$4.87

TerreStar Networks 2002 Stock Incentive Plan

In July 2002, the TerreStar Networks’ shareholders approved the 2002 TerreStar Networks Plan (as amended) with 7,707,458 authorized shares of common stock, of which options to purchase 213,763 and 4,260,327 shares of TerreStar Networks’ common stock were outstanding at June 30, 2008 and December 31, 2007, respectively. All of the outstanding options under the 2002 TerreStar Networks Plan have vested. Pursuant to the terms of the adoption of the 2006 Plan (discussed above) no additional options will be issued pursuant to the 2002 TerreStar Networks Plan, and the plan will terminate upon the exercise or termination of the outstanding options.

The following tables summarize our stock option activity for the 2002 TerreStar Networks Plan:

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	213,763	$7.38	—
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Outstanding at June 30, 2008	213,763	$7.38	$4,949
Exercisable at June 30, 2008	213,763	$7.38	$4,949

Options Outstanding			Options Exercisable
Exercise Prices	As of June 30, 2008	Weighted Average Contractual Life Remaining	As of June 30, 2008
$0.21	52,070	7 years	52,070
$0.70	100,435	4 years	100,435
$24.42	61,258	7 years	61,258
	213,763		213,763

2002 TerreStar Corporation Plan

The 2002 Plan was initially adopted by the Board of Directors in May 2002 with 5,493,024 authorized shares of common stock, of which options to purchase 231,664 shares of the our common stock were outstanding at June 30, 2008.

2006 TerreStar Corporation Equity Incentive Plan

In April 2006, our shareholders approved the 2006 Plan which was designed to replace both the “2002 Plan” and the “2004 Restricted Stock Plan.” No additional shares were granted under either the 2002 Plan or the 2004 Restricted Stock Plan. The 2006 Plan initially authorized to issue a total of 10,000,000 (and was later amended in October 2007 to increase to 11,000,000) Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Performance Shares and Performance Units. As of June 30, 2008, approximately 1.4 million shares remain available to be issued under the Plan.

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

In April 2008, TerreStar Networks implemented certain cost reduction measures which resulted in a headcount reduction of 79 management and non-management positions across the Company. As a result we updated our forfeiture rate from 8.6% to 38.6%.

On April 16, 2008, the Company announced the departure of three executives. As part of their severance arrangement, the Company accelerated the vesting date of approximately .9 million and 1.2 million options which were initially granted on May 1 and May 23, 2007, respectively, and extended the exercise period of these options by 12 months.  Additionally, we granted an additional 145,175 fully vested options to one of the executives.

The fair value of each option and modified award was estimated on the grant date using the Black-Scholes option pricing model. The risk-free interest rate was based on the daily treasury yield curve rates from the U.S. Treasury, adjusted for continuous compounding. The expected-volatility was estimated using TerreStar Corporation and peer company historical volatility and implied volatility. The expected term was estimated using the average of the vesting date and the contractual term of the options.

On June 25, 2008, under the 2006 Plan, we granted 75,000 shares to certain directors as partial compensation for their service on the board of directors.  The $1.25 fair value of the award was estimated based on the grant date using the Black-Scholes option pricing model.  The risk-free interest rate of 3.48% was based on the daily treasury yield curve rates from the U.S. Treasury, adjusted for continuous compounding. The expected-volatility of 57% was estimated using TerreStar Corporation and peer company historical volatility and implied volatility. The expected term representing 6 years was estimated using the average of the vesting date and the contractual term of the options.

The following table summarizes the fair values and weighted average assumptions related to the grants under the 2006 Plan.

Grant dates	February 12, 2008	April 16, 2008	June 25, 2008
Weighted average grant date fair value	$1.78	$0.33 - $0.56	$1.25
Weighted average assumptions:
Risk-free interest rate	1.92%	1.64 - 1.96%	3.48%
Expected volatility	65.0%	65% - 70%	55.0%
Expected dividend yield	—	—	—
Expected term (years)	1.89	1.25 - 2.0	6.0
Options granted and/or modified	112,500	2,248,875	75,000

The following tables summarize our stock option activity for the TerreStar Corporation 2002 and 2006 Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	9,568,911	$11.73	—
Granted	332,675	9.33	—
Cancelled	(1,190,438)	11.31	—
Exercised	—	—	—
Outstanding at June 30, 2008	8,711,148	$11.69	$—
Exercisable at June 30, 2008	4,998,770	$11.93	$—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2008	3,942,055	$6.72
Granted	332,675	5.07
Cancelled	(900,351)	6.68
Vested	(2,143,105)	6.44
Non-vested at June 30, 2008	1,231,274	$6.79

Options Outstanding			Options Exercisable
Exercise Prices	As of June 30, 2008	Weighted Average Contractual Life Remaining	As of June 30, 2008
$ 3.00	214	4 years	214
$ 5.00	112,500	2 years	112,500
$ 8.85	35,600	9 years	35,600
$11.30	3,086,675	6 years	1,963,401
$11.35	4,962,209	7 years	2,481,105
$11.95	37,500	8 years	37,500
$12.03	75,000	10 years	-
$12.50	110,000	8 years	110,000
$13.35	45,000	8 years	18,000
$17.94	15,000	8 years	9,000
$23.15	86,450	7 years	86,450
$28.70	145,000	7 years	145,000
	8,711,148		4,998,770

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”), TerreStar Global may issue up to an aggregate of 3.75 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers.

On July 9, 2007, TerreStar Global granted 1.1 million non-qualified options under the Global Plan, to purchase its common stock to TerreStar Global employees, directors and service providers. One-half of the options vest each year over two years starting January 1, 2008 and expires on July 8, 2017, unless fully exercised or terminated earlier. As of June 30, 2008, approximately 2.6 million shares remain available to be issued under the Global Plan.

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

As disclosed in our Form 8-K filed April 18, 2008, the Company announced the departure of four executives.   As part of their severance arrangement, the Company accelerated the vesting date of approximately 0.3 million options which were initially granted on July 9, 2007.  Additionally, the exercise period for one of these executive’s options was extended by 12 months.

The following tables summarize our stock option activity under the Global Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,105,000	$0.42	—
Granted	—	—	—
Cancelled	(10,000)	—	—
Exercised	—	—	—
Outstanding at June 30, 2008	1,095,000	$0.42	—
Exercisable at June 30, 2008	710,000	$0.42	—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2008	1,105,000	$0.29
Granted	—	—
Cancelled	(5,000)	—
Exercised	—	—
Vested	(715,000)
Non-vested at June 30, 2008	385,000	$0.29

Options Outstanding			Options Exercisable
Exercise Prices	As of June 30, 2008	Weighted Average Contractual Life Remaining	As of June 30, 2008
$0.42	1,095,000	4 years	710,000

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

The following table summarizes the TerreStar Global warrants that are outstanding and exercisable as of June 30, 2008.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	As of June 30, 2008	Weighted Average Contractual Life Remaining	As of June 30, 2008
$0.42	553,100	4 years	553,100

Note 10. Charges Related to Cost Reduction Actions

In April 2008, the Company announced that TerreStar Networks would implement certain cost reduction measures which included costs for employee terminations. Additionally, certain contracts and leases were evaluated under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for their remaining economic benefit and we have established the cease-use-date, and recorded the liability accordingly. This in conjunction with the Company’s ongoing efforts to operate within its currently available capital and focus near term on launching its satellite and developing its handset.

We accounted for these costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits―an Amendment of FASB Statements No. 5 and 43” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Employee termination benefits costs were accounted for under SFAS No. 112.  The Company included employee severance, health insurance, and other related payroll benefit costs as employee termination benefit costs.  Contract termination costs are accounted for under SFAS No. 146 which includes costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity.

The details of these charges are presented in the following table.

(in thousands)
Beginning Liability, January 1, 2008	$2,332

Employee termination benefit costs	6,480
Contract termination costs	8,156
Reduction in deferred rent	(358)
Lease exit costs	3,313
Total incurred expenses	17,591
Cash expenditures through June 30, 2008	(8,707)
Ending Liability, June 30, 2008 (1)	$11,216

(1) This total liability is included in current and long term deferred rent of $1.3 million and $3.6 million, respectively, and accrued termination costs of approximately $6.3 million.

These costs are included in General and Administrative expenses for the three months ended June 30, 2008.

Note 11.    Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  The Company has fully reserved its deferred income tax balance as of June 30, 2008.

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

Note 12.    Commitments and Contingencies

As of June 30, 2008, TerreStar has preferred stock obligations for its Series A and Series B preferred stock. If not converted, the entire Series A and Series B preferred stock amount of $408 million will be due on April 15, 2010. Dividend payments on the Series A and Series B are due semi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010. Additionally, the Company has the following contractual commitments and debt obligations as of June 30, 2008:

	TOTAL	< 1 yr	1-3 yrs	3-5 yrs	5+ yrs
	(in thousands)
TerreStar Satellites (1,2)	$255,281	$118,518	$75,639	$6,218	$54,906
Leases	17,409	6,887	7,797	2,418	307
Network Equipment and Services	442,974	76,129	366,845	0	0
Debt Obligations (3)	1,699,343	0	6,354	328,181	1,364,808
Total	$2,415,007	$201,534	$456,635	$336,817	$1,420,021

(1)
Includes approximately $6.3 million remaining of construction payments and approximately $55.1 million of orbital incentive payments for TerreStar 1 if the satellite operates properly over its expected life. Additionally, includes approximately $42.5 million remaining for construction of TerreStar-2 and approximately $47.8 million of orbital incentives.

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

Note 13.    Legal Matters

Litigation Adverse to Highland Capital Management and James Dondero

The Company has, since August of 2005, been engaged in litigation adverse to Highland Capital Management, L.P. ("Highland Capital"), as well as investment funds managed by Highland Capital and James Dondero, the principal owner of Highland Capital and a former director of the Company (Highland Capital, its investment funds, and Mr. Dondero collectively, the "Dondero Affiliates"). Six of the suits were filed by the Dondero Affiliates against the Company or related parties. Of those six suits, four have been finally resolved in favor of the Company; an additional one was dismissed on the Company's motion and the dismissal is being appealed by the Dondero Affiliates; and one more was recently filed and is the subject of a pending motion to dismiss. In addition, the Company filed two suits against Mr. Dondero and the Dondero Affiliates; both were dismissed on the defendant's motions, and both remain on appeal or in post-appeal proceedings.

The suit filed by the Dondero Affiliates that remains on appeal was filed on August 16, 2005 by Highland Capital, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., and Highland Capital Management Services, Inc., in a Texas state district court in Dallas County, Texas, (the "Rescission Litigation"). This suit challenged the validity of the Company's Series A preferred stock and sought damages and rescission of the Dondero Plaintiff's $90 million purchase of 90,000 shares of Series A preferred stock. On November 30, 2007, the court granted the Company's motion for summary judgment and dismissed the suit. The Dondero Affiliates have appealed the dismissal. The Company intends to vigorously defend the judgment through the appeal process.

The four suits filed by the Dondero Affiliates that have been finally resolved in favor of the Company include:

A suit filed on August 16, 2005 in the Delaware Court of Chancery by Highland Legacy Limited ("Highland Legacy") against many of the Company's directors and officers as well as certain third parties. This lawsuit was filed as a derivative action, ostensibly on behalf of the Company. This suit was dismissed by the Court of Chancery on March 17, 2006; Highland Legacy did not appeal, and the judgment of dismissal is accordingly final.

A suit filed on October 7, 2005 in the Delaware Court of Chancery by the same four Dondero Affiliates that filed the Rescission Litigation. This suit sought to enjoin an exchange offer by virtue of which the Company was to exchange its outstanding Series A preferred stock for a new class of Series B preferred stock. The exchange offer was completed and the Dondero Affiliates never set their request for injunction for hearing. After the Dondero Affiliates left this lawsuit dormant for more than two years, it was recently dismissed by the Court on its own motion.

A suit filed on April 24, 2006 in the Delaware Court of Chancery by Highland Select Equity Fund, L.P. ("Highland Select") against the Company, attempting to compel the production of books and records pursuant to Section 220 of the Delaware General Corporation Law. In July 2006, after trial, the Court of Chancery entered judgment on behalf of the Company, dismissing the suit and awarding costs to the Company. Highland Select appealed to the Delaware Supreme Court. After oral argument, a remand to the Court of Chancery for clarification of certain aspects of its opinion, and the Court of Chancery's issuance of a Report in response to the request from the Supreme Court, the judgment of the Court of Chancery was affirmed.

A suit filed on June 19, 2006 in a Texas state district court in Travis County, Texas by the same four Dondero Affiliates that filed the Rescission Litigation. This suit sought rescission of the Company's agreement with SkyTerra Communications, Inc. to exchange shares of MSV, an injunction against the closing of the associated transaction, and rescission of the Company's consulting agreement with Communications Technology & Advisors ("CTA"). The Company and CTA removed the case to federal court and moved for dismissal. After oral argument on such motions, the United States Magistrate Judge recommended that the United States District Court dismiss the suit. On January 24, 2007, the United States District Court accepted the Magistrate Judge's recommendation and dismissed the suit. The Dondero Affiliates have not appealed, and the judgment of dismissal accordingly is now final.

The suit that remains pending was filed on February 1, 2008 in the Commercial Division of the New York Supreme Court by the same four Dondero Affiliates that filed the Rescission Litigation. In this suit, the four plaintiffs contend that certain transactions, including the September 2005 exchange offer by virtue of which the Company exchanged its outstanding shares of Series A preferred stock for a new class of Series B preferred stock, caused the occurrence of a Senior Security Trigger Date, supposedly requiring the Company to issue a Senior Security Notice, entitling the Dondero Affiliates to redeem their Series A preferred stock. The Company has filed a motion to dismiss this action; the motion was argued to the court in June, 2008. If the motion is denied, the Company intends to vigorously defend the suit. In addition, the plaintiffs have sought leave to amend their suit to add additional claims including that subsequent events constituted a "change of control" entitling them to redemption of their stock. The Company has opposed the motions for leave to amend.

On October 19, 2005, the Company filed two lawsuits against Mr. Dondero, one in the United States District Court for the Northern Division of Texas and one in Texas state district court in Dallas County, Texas. The petition filed in state court alleges that Mr. Dondero seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. In the suit tiled in federal court-in which the Dondero Affiliates that were members of Mr. Dondero's proxy fight group were also named as defendants-the Company alleges that they filed false and misleading Forms 13D in violation of the federal securities laws. The suit filed in federal court was dismissed after the United States District Court ruled that the Company's complaint was subject to a heightened pleading standard under the Private Securities Litigation Reform Act; the Company, which disagrees with the ruling, elected not to replead, but rather to appeal the dismissal. After briefing and oral argument, a panel of the United States Court of Appeals for the Fifth Circuit ruled that the Company's claim for injunctive and other non-monetary relief had been mooted by subsequent events including the Dondero Affiliates' disposition of virtually all of its common stock, and remanded the case to the United States District Court for vacatur of the judgment. The United States District Court subsequently entered a form of amended judgment; the Company has filed a motion to alter or amend portions of that judgment, and is awaiting a decision on that motion. After the initial dismissal of the suit in the United States District Court, the state court entered summary judgment dismissing the fiduciary suit on the ground that the United States District Court's dismissal of the federal securities lawsuit had a res judicata effect precluding the continued prosecution of state law breach-of-fiduciary-duty claims.

Sprint Nextel Litigation

On June 25, 2008, Sprint Nextel Corporation ("Sprint") filed a lawsuit in the United States District Court for the Eastern District of Virginia naming TerreStar Networks Inc. as a defendant. New ICO Satellite Services, G.P. was also named as a defendant (together with TerreStar Networks Inc., the "Defendants"). In this lawsuit, Sprint contends that Defendants owe them reimbursement for certain spectrum relocation costs Sprint has incurred or will incur in connection with relocating incumbent licensees from certain frequencies in the 2 GHz spectrum band. Sprint seeks, among other things, enforcement of certain Federal Communications Commission orders and reimbursement of not less than $100 million from each Defendant.

Note 14.    Related Party Transactions

ATC Technologies, LLC—ATC Technologies is a subsidiary of MSV which is owned by SkyTerra.  The Company holds approximately 30 million non-voting shares of SkyTerra as of June 30, 2008.

Hughes Network Systems, LLC (“Hughes”)—Andrew Africk served on the Board of Directors of both TerreStar Networks and Hughes during the period covered by this report. In April 2008, Mr. Africk resigned from the Board.

The Company incurred expenses to related parties of $1.2 million and $5.3 million for the three and six months ended June 30, 2008, respectively.  Of these amounts, $1.0 million and $4.9 million refers to Hughes for satellite related services and $0.2 million and $0.4 million refers to ATC Technologies for intellectual property related services.

The Company incurred expenses to related parties of $21.4 million and $25.2 million for the three and six months ended June 30, 2007, respectively.  Of that amount, $21.2 million and $25.0 million refers to Hughes for satellite related services and $0.2 million and $0.2 million refers to MSV for intellectual property related services.

Note 15.    Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2008 and 2007 is presented in the table below.

	Six Months Ended
	June 30,
	(in thousands)
	2008	2007
Non-cash investing and financing activities
Accrued property and equipment	$1,502	$4,566
Interest capitalized on satellites and terrestrial network under construction	$28,684	$8,430
Acquisition of intangible assets funded by issuance of common stock	$7,654	$86,932
Acquisition of SkyTerra shares through exchange of MSV	$-	$139,486
Acquisition of Spectrum by issuance of stock (See Note 8)	$265,800	$-
Deferred financing fees accrued	$70	$857
Spectrum acquisition costs accrued	$70	$-
Accretion of issuance costs on Series A and Series B Preferred	$2,266	$2,084
Interest on TerreStar Notes paid in-kind	$40,495	$-
Interest on TerreStar Exchangeable Notes paid in-kind	$3,567	$-
Interest on TerreStar-2 purchase money credit facility Paid In-Kind	$1,052	$-
Stock dividend to Series B Preferred Shareholders	$9,953	$-
Increase in dividend liability not paid	$732	$1,066
Acquisition of Minority interest funded by issuance of common stock	$1,573	$33,041

Supplemental Cash Flows Information
Interest paid	$-	$7,034
Income taxes paid	$17	$5,686

Note 16.    Subsequent Events

On August 1, 2008, TerreStar announced a nationwide reciprocal roaming agreement with AT&T.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The interim financial statements filed on this Form 10-Q and the discussion contained herein should be read in conjunction with our 2007 Form 10-K/A, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2007.

Business Overview

TerreStar Corporation (formerly Motient Corporation) was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the integrated satellite wireless communications business through its ownership of TerreStar Networks Inc., its principal operating entity, and TerreStar Global Ltd.

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

As of June 30, 2008, our two wholly-owned subsidiaries are MVH Holdings Inc. and Motient Holdings Inc. Additionally, we own 100% of Port Merger Corp. and CCTV Wireless I, LLC (“CCTV”). We held approximately 88.4% and 86.5% interest in TerreStar Networks and TerreStar Global, respectively.

The Company carries the SkyTerra investment at cost. Since the acquisition of SkyTerra the share price has fluctuated. Management does not believe this to be an ‘other than temporary’ impairment but continues to review this investment at the end of every quarter. As of June 30, 2008, we held approximately 27.7% non-voting interest in SkyTerra, a mobile satellite communications company. As of June 30, 2008, SkyTerra owned approximately 11.1% of TerreStar Networks common stock.

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

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. ATC authorization provides the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. Our planned network is designed to allow an end user to seamlessly communicate with a terrestrial wireless network or our satellite through a conventional mobile device, optimizing service quality, continuity and geographic coverage.  In June 2009, we plan to launch our first multi-spot beam geostationary satellite, TerreStar-1, which is designed so that the beams can be refocused dynamically. We are also working with vendors to develop a next-generation terrestrial network.

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

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in proportion to their holdings, the majority of which came from TerreStar Corporation. As of June 30, 2008, TerreStar Corporation owned approximately 86.5% of the outstanding shares of TerreStar Global.

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

On August 13, 2007, TerreStar Global issued a press release announcing that it intends to offer securities in a private offering. Neither the terms of the securities nor the amount of the proposed financing have been determined. As of June 30, 2008 this financing has not been completed. There can be no assurance that the financing will be completed. TerreStar Global intends to use the net proceeds from the offering to commence the construction of its satellite, to secure European 2GHz MSS S-band spectrum, and for general corporate purposes.

Current Year’s Developments

Satellite Construction

The TerreStar-1 satellite main body has successfully completed its Thermal Vacuum testing and High Power and Passive Intermodulation testing of the flight model S Band feed array for its 2 GHz mobile satellite service satellite.  TerreStar-1 is now in the final demonstration phase, followed by final assembly and performance testing.

 The TerreStar-1 S-Band reflector, which is in an advanced stage of completion, recently sustained damage during manufacturing at Harris Corporation, the reflector sub-contractor used by Loral.  The Harris Corporation has provided a commitment to complete and ship the reflector to Loral for integration on the TerreStar-1 satellite by March 15, 2009.  Based on this commitment, Loral informed the Company that TerreStar-1 will be ready to ship to the launch provider, Arianespace, in April 2009.  As a result, launch of TerreStar-1 has been postponed from fourth quarter 2008 to second quarter 2009.  Arianespace has confirmed a new launch slot of June 1, 2009 to June 30, 2009.  The Company has sought approval from the Federal Communications Commission (“FCC”) and Industry Canada to extend its remaining milestones.  There can be no assurance that any such requests will be granted.

Charges Related to Cost Reduction Actions

In April 2008, the Company announced that TerreStar Networks would implement certain cost reduction measures which included expenses related to employee terminations.  Additionally, certain contracts and leases were cancelled as part of the Company’s ongoing efforts to operate within its available capital and focus on launching its satellite and developing its handset.

We accounted for these costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits―an Amendment of FASB Statements No. 5 and 43 “ and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Employee termination benefits costs were accounted for under SFAS No. 112.  The Company included employee severance, health insurance, and other related payroll benefit costs as employee termination benefit costs.  Contract termination costs are accounted for under SFAS No. 146 which includes costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity.

The details of these charges are presented in the following table.

(in thousands)
Beginning Liability, January 1, 2008	$2,332

Employee termination benefit costs	6,480
Contract termination costs	8,156
Reduction in deferred rent	(358)
Lease exit costs	3,313
Total incurred expenses	17,591
Cash expenditures through June 30, 2008	(8,707)
Ending Liability, June 30, 2008 (1)	$11,216

(1) This total liability is included in current and long term deferred rent of $1.3 million and $3.6 million, respectively, and accrued termination costs of approximately $6.3 million.

These costs are included in General and Administrative expenses for the three months ended June 30, 2008.

Acquisitions and Dispositions

On February 5, 2008, we entered into a spectrum agreement with EchoStar Corporation (“EchoStar”) which provided an option to acquire Port Corp., a wholly owned subsidiary of EchoStar which held 1.4 GHz spectrum licenses in exchange for the issuance of 30 million shares of our common stock. On June 9, 2008, we completed the acquisition with EchoStar to acquire Port. Corp. We established a subsidiary, Port Merger Corp., to be the surviving company. As a result of the acquisition, TerreStar owns 100% of Port Merger Corp. which holds the 1.4 GHz licenses we acquired from EchoStar.  Simultaneously with the acquisition of Port Corp., we issued 30 million shares of our common stock to EchoStar.

Additionally on February 5, 2008, we entered into an agreement with certain affiliates of Harbinger Capital Partners (“Harbinger”), which provided for the effective purchase of CCTV Wireless I, LLC. the holder of certain 1.4 Ghz licenses and related intellectual property for the issuance of 1.2 million shares of our Series E junior participating preferred stock, convertible into 30 million shares of our common stock.  On June 9, 2008, we consummated the “Harbinger Spectrum Agreement”.

We accounted for the costs of the 1.4 GHz licenses acquired from EchoStar and Harbinger based on the fair value of our common stock as of the measurement date, June 9, 2008 in accordance with Emerging Issue Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”   Our Series E preferred stock does not currently trade on the public market; therefore, we measured the costs of the 1.4 GHZ licenses acquired from Harbinger based on the fair value of the underlying common shares. We allocated fees of $2.9 million in association with the acquisition of the spectrum.

TerreStar Notes

On February 14, 2007 TerreStar Networks issued $500 million aggregate principal amount of Senior Secured PIK Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”) among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Associations, as trustee.

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar. The EchoStar Investment Agreement provided for, among other things, purchase by EchoStar of $50 million of TerreStar Notes in accordance with the First Supplemental Indenture dated February 7, 2008.

The TerreStar Notes bear interest from the February 7, 2008 at a rate of 15% per annum. If certain milestones are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar Notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting February 15, 2008. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. The TerreStar Notes are scheduled to mature on February 15, 2014.

The TerreStar Notes would, together with the outstanding TerreStar Notes, have a first lien security interest on substantially all TerreStar Networks’ assets, subject to certain exceptions and permitted liens each as provided in the existing Indenture governing the outstanding TerreStar Notes.

The TerreStar Notes were issued at an Issue Price of 93%, resulting in a discount on debt of $3.5 million. The debt discount is being accreted using the effective interest method over the six year term of the notes. The Company accreted debt discount of $90,000 and $150,000 for the three and six months ended June 30, 2008, respectively.

On February 15, 2008, $40.5 million of interest was converted into additional TerreStar Notes in accordance with the Indenture agreement. As of June 30, 2008 and December 31, 2007, the carrying value of the TerreStar Notes was $660.2 million and $568.0 million including accrued interest.

The TerreStar Notes are carried at cost on the condensed consolidated balance sheets. The aggregate fair value of the TerreStar Notes as of June 30, 2008 and December 31, 2007 is approximately $600.8 million and $599.2 million, respectively.

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

On March 15 and June 15, 2008, $1.0 million and $2.5 million, respectively, of interest was converted into TerreStar Exchangeable Notes in accordance with the Indenture agreement. As of June 30, 2008, the carrying value of the TerreStar Exchangeable Notes was $154.0 million including accrued interest.

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

The Company analyzed the conversion feature of the TerreStar Exchangeable Notes using the guidance of EITF No. 00-19 – “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and determined that the TerreStar Exchangeable Notes are non-conventional. The conversion option was further analyzed, and we determined that all of the criteria of EITF 00-19 were met and consequently, the conversion option, relative to the corresponding notes, was accounted for as an embedded equity derivative.

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

Amounts outstanding under the TerreStar-2 Purchase Money Credit Facility will bear interest at a rate of 14% per annum. The facility matures on February 5, 2013.

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

Draw down of the credit facilities occurred on March 25 and April 24, 2008 for $13.4 million and $19.8 million, respectively, related to payments to Loral for TerreStar-2. We incur interest on the draw down balance at a rate of 14%; however, during the period May 1 through June 9, 2008, interest was charged at a rate of 15% as a result of our failing to file a registration statement.  As of June 30, 2008, the carrying value of the TerreStar-2 Purchase Money Credit Facility including accrued interested was $34.2 million.  The TerreStar-2 Purchase Money Credit Facility is carried at cost on the condensed consolidated balance sheets, which approximates fair market value.

Other Agreements and Contracts

On April 16, 2008, the Company announced the departure of Robert Brumley as the President and Chief Executive Officer, effective immediately. Mr. Brumley also resigned his position from the Board. The Board elected Jeffrey Epstein as President of TerreStar Corporation and TerreStar Networks Inc.

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

On April 22, 2008, TerreStar Networks implemented a reduction in force to reduce monthly operating expenses and conserve cash. A headcount reduction of 79 total management and non-management employees across the company was implemented (including the three executive resignations discussed above) out of the total work force of 178 employees. This reduction in force including both the April 16th and April 20th actions that removed approximately 45% of base salary expense going forward. This reduction was completed as of June 30, 2008.

On May 20, 2008, TerreStar Networks entered into a letter agreement with Jeffrey Epstein, its President (the “Epstein Letter Agreement”), amending the terms of the Employment Agreement dated January 15, 2008 by and between TerreStar Networks and Mr. Epstein (the “Epstein Employment Agreement”).  Pursuant to the Epstein Letter Agreement (i) the term of the Epstein Employment Agreement is extended from January 1, 2009 to May 20, 2009, (ii) Mr. Epstein’s title is changed from General Counsel and Secretary to President, General Counsel and Secretary of both TerreStar and TerreStar Networks, (iii) Mr. Epstein’s base salary is increased from $364,000 to $425,000 per annum and (iv) the percentage of Mr. Epstein’s base salary upon which his target annual cash bonus is based is increased from 50% to 75% of his base salary.  The annual cash bonus remains contingent upon Mr. Epstein and TerreStar and TerreStar Networks achieving specific deliverables or goals that will be agreed to by Mr. Epstein and the Board of Directors of TerreStar or the Compensation Committee of the Board.  The remaining terms of the Epstein Employment Agreement will remain unchanged.

On May 20, 2008, TerreStar Networks entered into a letter agreement with Dennis Matheson, its Chief Technology Officer (the “Matheson Letter Agreement”), amending the terms of the Employment Agreement dated January 15, 2008 by and between TerreStar Networks and Mr. Matheson (the “Matheson Employment Agreement”).  Pursuant to the Matheson Letter Agreement the term of the Matheson Employment Agreement is extended from January 1, 2009 to May 20, 2009.  The remaining terms of the Matheson Employment Agreement will remain unchanged.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings.  The Company believes that SFAS 159 will not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The potential impact, if any, of the adoption of SFAS No. 160 on our condensed consolidated financial statements is currently not determined.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This statement is not expected to have an impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. This statement is not expected to have an impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to revise the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends FASB Statement 142, Goodwill and Other Intangible Assets, to require an entity developing assumptions about renewal or extension to consider its own historical experience in renewing or extending similar arrangements. The purpose of the FSP is to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and for interim periods within those fiscal years. Early adoption is not permitted. Entities should apply the FSP’s guidance on determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date.  FSP FAS 142-3 will be effective in fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and in interim periods within those fiscal years. The Company has not determined the impact of the adoption of this statement on its condensed consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and for interim periods within those fiscal years. Upon adoption, an entity is required to retrospectively adjust its prior-period EPS data, including any amounts related to interim periods, summaries of earnings, and selected financial data. Early application of the FSP is not permitted).  FSP EITF 03-6-1 will be effective in fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and in interim periods within those fiscal years. The Company has not determined the impact of the adoption of this statement on its condensed consolidated financial statements.

In June 2008, a consensus opinion was reached on EITF Issue 08-3, “Accounting by Lessees for Maintenance Deposits.” The objective of EITF Issue 08-3 is to clarify how a lessee should account for a nonrefundable maintenance deposit made under an agreement accounted for as a lease. EITF Issue 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. Early application is not permitted. Entities should recognize the effect of the change for all arrangements that exist at the effective date as a change in accounting principle as of the beginning of the fiscal year the consensus is initially applied. The cumulative effect of the change in accounting principle should be recognized in the opening balance of retained earnings for that fiscal year. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and in interim periods within those fiscal years. The Company has not determined the impact of the adoption of this statement on its condensed consolidated financial statements.

Results of Operations—Consolidated

Three and Six Months Ended June 30, 2008 and 2007

Operating Expenses:

	Three Months Ended June 30,
			Change	% Change
	2008	2007	2008 vs. 2007	2008 vs. 2007
	(in thousands)

General and administrative (1)	$29,955	$36,573	$(6,618)	-18.1%
Research and development	21,706	8,583	13,123	152.9%
Depreciation and amortization	5,619	4,643	976	21.0%
Loss on impairment of intangibles	-	499	(499)	-100.0%
Total operating expenses	$57,280	$50,298	$6,982	13.9%

(1)
For the three months ended June 30, 2008 and 2007, general and administrative expense include approximately $1.2 million and $17.7 million, respectively, of stock compensation expense related to employee stock options and director’s compensation expense.

	Six Months Ended June 30,
			Change	% Change
	2008	2007	2008 vs. 2007	2008 vs. 2007
	(in thousands)

General and administrative (2)	$61,553	$54,879	$6,674	12.2%
Research and development	51,848	19,741	32,107	162.6%
Depreciation and amortization	11,073	7,941	3,132	39.4%
Loss on impairment of intangibles	-	6,699	(6,699)	-100.0%
Total operating expenses	$124,474	$89,260	$35,214	39.5%

(2)
For the six months ended June 30, 2008 and 2007, general and administrative expense include approximately $1.2 million and $18.6 million, respectively, of stock compensation expense related to employee stock options and director’s compensation expense.

General and administrative: Our general and administrative expenses decreased by $6.6 million or 18.1% for the three months ended June 30, 2008 as compared to the same period in 2007.  The three month period change is attributed to a decrease of $20.2 million in stock based compensation expense, offset by an increase of $5.1 million in data center and collocation costs, an increase of $6.4 million in lab and network costs and an increase of $2.3 million in salaries and benefits.  Our general and administrative expenses increased by $6.7 million or 12.2% for the six months ended June 30, 2008 as compared to the same period in 2007.  The six month period change is attributed to a decrease of $0.4 million in accounting services, a decrease of $0.5 million in legal costs, a decrease of $0.5 million in computer expense, a decrease of $0.3 million in other expenses and a decrease of $0.5 million in travel expense, offset by an increase of $4.8 million in salaries and benefits and an increase of $4.3 million in network costs.

Research and development costs: Research and development costs increased by $13.1 million and $32.1 million or 152.9% and 162.6%, respectively, for the three and six months ended June 30, 2008 as compared to the same periods in 2007. The increases are primarily due to support the development of our satellite and terrestrial systems.

Depreciation and amortization: Depreciation and amortization increased by $1.0 million and $3.1 million or 21.0 % and 39.4%, respectively, for the three and six months ended June 30, 2008 as compared to the same periods in 2007.  During 2008, we engaged in several exchange transactions of our common stock for TerreStar Networks common stock with minority interest shareholders. The common stock exchanges resulted in an allocation of $7.7 million to intangible assets, including the tax effect. Additionally, depreciable property and equipment increased from $13.5 million as of June 30, 2007 to $21.4 million as of June 30, 2008.

Loss on impairment of intangibles: The loss on impairment of intangibles decreased by $0.5 million and $6.7 million, respectively, or 100.0% for the three and six months ended June 30, 2008 as compared to the same periods in 2007 because there were no intangible asset impairments taken in the 2008 period.

Other Expenses and Income:

	Three Months Ended June 30,
			Change	% Change
	2008	2007	2008 vs. 2007	2008 vs. 2007
	(in thousands)

Interest expense	$(13,013)	$(12,408)	$(605)	4.9%
Interest income	1,146	2,225	(1,079)	-48.5%
Other income (expense)	263	(3)	266	-8866.7%
Equity in losses of MSV	-	(1,594)	1,594	-100.0%
Minority interests in losses of TerreStar Networks	2,169	4,744	(2,575)	-54.3%
Minority interests in losses of TerreStar Global	-	346	(346)	-100.0%

	Six Months Ended June 30,
			Change	% Change
	2008	2007	2008 vs. 2007	2008 vs. 2007
	(in thousands)

Interest expense	$(23,372)	$(31,563)	$8,191	-26.0%
Interest income	2,278	7,615	(5,337)	-70.1%
Other income (expense)	354	(33)	387	-1172.7%
Equity in losses of MSV	-	(4,610)	4,610	-100.0%
Realized loss on investment in SkyTerra	(27,374)	-	(27,374)	NM
Minority interests in losses of TerreStar Networks	10,545	12,273	(1,728)	-14.1%
Minority interests in losses of TerreStar Global	-	714	(714)	-100.0%
Decrease in dividend liability	-	40,473	(40,473)	-100.0%
Other than temporary impairment-SkyTerra	-	(58,937)	58,937	-100.0%

NM: Not Meaningful

Interest expense: Interest expense increased by $0.6 million or 4.9% for the three months ended June 30, 2008 as compared to the same period in 2007, attributed to the issuance of our TerreStar Notes and Exchangeable Notes during 2008.  Interest expense decreased by $8.2 million or 26.0% for the six months ended June 30, 2008 as compared to the same period in 2007.  The changed is attributed primarily to the write-off of approximately $6.0 million of financing fees related to the repayment of our Senior Secured Notes and the payment of $2.0 million related to call premiums during the first quarter of 2007.

Interest income: Interest income decreased by $1.1 million and $5.3 million, or 48.5% and 70.1%, respectively, for the three and six months ended June 30, 2008 as compared to the same periods in 2007. The decreases primarily relate to lower interest rates and the reduced balances held in our cash and cash equivalent accounts.

Equity in losses of MSV: Equity losses of MSV decreased by $1.6 million and $4.6 million, respectively, or 100.0% for the three and six months ended June 30, 2008 as compared to the same periods in 2007.   During 2007, we exchanged our total ownership interest in MSV for SkyTerra non-voting shares.  Since November 30, 2007, our ownership interest in MSV is zero.

Realized loss on investment in SkyTerra: The loss on investments increased by zero and $27.4 million for the three and six months ended June 30, 2008 as compared to the same periods in 2007. In February 2008, we sold 14.4 million SkyTerra shares, and as a result, we recognized a loss of $27.4 million.

Minority interest in losses of TerreStar Networks: For the three and six months ended June 30, 2008, we recorded approximately $2.2 million and $10.5 million net loss, respectively, attributable to minority interests in TerreStar Networks.

Decrease in dividend liability and other than temporary impairment: In 2007 we recognized losses of $40.5 million and $58.9 million. We did not record any losses for our SkyTerra investment in 2008.

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

Our principal sources of liquidity consist of our existing cash on hand and our recently secured $100 million TerreStar-2 Purchase Money Credit Facility. As of June 30, 2008 including restricted cash, we had $224.1 million of cash on hand. Additionally, approximately $66.8 million remains available under our TerreStar-2 Purchase Money Credit Facility which provides funding for payments related to the construction of TerreStar-2.

Our short-term liquidity needs are driven by our satellite system construction contracts, the development of terrestrial infrastructure and networks, and the design and development of our Phase I handset. As of June 30, 2008, we had contractual obligations of $201.5 million due within one year, consisting of approximately $118.5 million related to our satellite system, $76.1 million related to our handset, chipset, and terrestrial network, and $6.9 million for operating leases. In addition, we expect to spend between $40 and $50 million to obtain satellite launch insurance prior to the launch of our TerreStar-1 satellite that we expect to occur in June 2009.

In April 2008, TerreStar Networks implemented certain cost reduction measures including a headcount reduction of 79 management and non-management positions across the company. This reduction accounted for savings of approximately 45 percent in base salary expenses.

We will need to secure significant funding in the future in order to satisfy our contractual obligations, complete the construction, deployment, and rollout of our planned network. We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through the incurrence of additional indebtedness, equity financings or a combination of these sources of liquidity. While we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all.  For a complete list of our risk factors see Part II, Item IA.

Summary of Cash Flows:

	Six Months Ended
	June 30,

	2008	2007
	(in thousands)

Net cash used in Operating Activities	$(110,869)	$(54,731)
Net cash provided by (used in) Investing Activities	17,497	(134,431)
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	195,732	506,686
Proceeds from TerreStar-2 purchase money credit facility	33,175	-
Repayments of the Senior Secured Notes		(200,000)
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(2,363)	(10,723)
Payments for capital lease obligations	(28)	-
Debt and Equity issuance costs and other charges	(947)	(13,354)
Net cash provided by Financing Activities	225,569	282,609

Net cash provided by continuing operations	132,197	93,447

Net cash used in discontinued operating activities	(5)	(11)
Net cash provided by (used in) discontinued investing activities	(31)	2,661
Net cash provided by (used in) discontinued operations	(36)	2,650

Net decrease in cash and cash equivalents	132,161	96,097
Cash and Cash Equivalents, beginning of period	89,134	171,665

Cash and Cash Equivalents, end of period	$221,295	$267,762

Operating Activities

Net cash used in operating activities increased by $56.1 million as compared to the same period in 2007. The change in operating activities is attributed to an increase of $3.6 million in severance costs for terminated employees and executives, $4.9 million for contract termination costs, and an increase of approximately $32.1 million related to research and development costs.  The increased expenses are offset partially by decreases in general and administrative expenses of $3.1 million, interest expense of $1.7 million, and other expenses of $6.5 million.

The net change in assets and liabilities for the six months ended June 30, 2008 of $20.1 million was primarily due to an increase of $9.2 million in accrued restructuring costs, an increase of $22 million in accrued interest, and an increase in other current assets of $4.7 million, offset by a decrease of $13.6 million in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2008 was $17.5 million as compared to net cash used by investing activities of $134.4 million for the same period in 2007. The increase of $151.9 million in net cash used for investing activities was primarily attributable to the proceeds of $76.4 million from the sale of SkyTerra shares, a reduction in capital expenditures of $114.7 million, and a reduction of $6.5 million in payments to Loral for satellite construction.

Financing Activities

Net cash provided by financing activities was $225.6 million for the six months ended June 30, 2008 as compared to $282.6 million for the same period in 2007. During the first quarter of 2008, we raised net proceeds of approximately $200 million from the Echostar and Harbinger Investment Agreements as compared to net proceeds raised of $500 million during the first quarter of 2007 from the issuance of the TerreStar Notes offset by repayment of Senior Secured Notes of $200 million, dividends paid on Series and A and B preferred stock of $10.7 million and debt issuance costs of $13.3 million.

Debt Obligations

Refer to the discussion in “Current Year's Developments” section regarding the TerreStar Notes, the TerreStar Exchangeable Notes, and the TerreStar-2 Purchase Money Credit Facility.

Contractual Cash Obligations

As of June 30, 2008, TerreStar has preferred stock obligations for its Series A and B preferred stock. If not converted, the entire Series A and B preferred stock amount of $408 million will be due on April 15, 2010. Dividend payments on the Series A and B are due bi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010. Additionally, the Company has the following contractual commitments and debt obligations as of June 30, 2008:

	TOTAL	< 1 yr	1-3 yrs	3-5 yrs	5+ yrs
	(in thousands)
TerreStar Satellites (1,2)	$255,281	$118,518	$75,639	$6,218	$54,906
Leases	17,409	6,887	7,797	2,418	307
Network Equipment and Services	442,974	76,129	366,845	0	0
Debt Obligations (3)	1,699,343	0	6,354	328,181	1,364,808
Total	$2,415,007	$201,534	$456,635	$336,817	$1,420,021

(1)
Includes approximately $6.3 million remaining of construction payments and approximately $55.1 million of orbital incentive payments for TerreStar I if the satellite operates properly over its expected life. Additionally, includes approximately $42.5 million remaining for construction of TerreStar-2 and approximately $47.8 million of orbital incentives.

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

On June 25, 2008, Sprint Nextel Corporation (“Sprint”) filed a lawsuit in the United States District Court for the Eastern District of Virginia naming TerreStar Networks Inc. as a defendant.  New ICO Satellite Services, G.P. was also named as a defendant (together, with TerreStar Networks Inc., the “Defendants”).  In this lawsuit, Sprint contends that Defendants owe them reimbursement for certain spectrum relocation costs Sprint has incurred or will incur in connection with relocating incumbent licensees from certain frequencies in the 2 GHz spectrum band.  Sprint seeks, among other things, enforcement of certain Federal Communications Commission orders and reimbursement of not less than $100 million from each Defendant.  While we believe the suit is without merit, an adverse ruling could negatively impact our liquidity and financial condition.

Off-Balance Sheet Financing

As of June 30, 2008, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2008, we do not have exposure to market risk associated with activities in derivative financial instruments or derivative commodity instruments. Currently, we invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

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

As of December 31, 2007, management identified a lack of sufficient oversight and review as well as a lack of the appropriate number of resources to ensure the complete and proper application of generally accepted accounting principles as it relates to non-routine and complex accounting transactions. Specifically, this material weakness resulted in a number of errors in the preparation of both the interim and annual consolidated financial statements and related disclosures, relating to non routine transactions involving the accounting for both the MSV and SkyTerra investments and certain stock option exchanges. For additional information regarding these errors please refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

This material weakness, if not remediated, has the potential to cause material misstatements in the future, with regard to non-routine and complex accounting transactions.

Based on the COSO criteria in Internal Control—Integrated Framework and because of these material weaknesses, we have concluded that as of December 31, 2007, internal control over financial reporting was not effective. The remediation plans previously disclosed in the 2007 Form 10-K/A and summarized below, have not been fully implemented as of June 30, 2008. Accordingly, the internal control over financial reporting continues to be ineffective as of June 30, 2008.

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

During the latter half of 2007, management augmented the resources in the finance department by utilizing external resources in accounting, financial reporting and technical accounting areas and implemented additional closing procedures during and for the year ended December 31, 2007 and the three and six months ended June 30, 2008. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the year ended December 31, 2007 and the three and six months ended June 30, 2008 present fairly in all material respects the financial condition and results of operations for TerreStar Corporation in conformity with GAAP.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, please refer to Note 13 to the Condensed Consolidated Financial Statements contained in this quarterly report.

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

Risks Related to Our Significant Indebtedness

We Have A Significant Amount Of Debt And May Incur Significant Additional Debt, Including Secured Debt, In The Future, Which Could Adversely Affect Our Financial Health And Our Ability To React To Changes In Our Business.

We and our subsidiaries have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future.  Because of our significant indebtedness and adverse changes in the capital markets, our ability to raise additional capital at reasonable rates, or at all, is uncertain.  If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution, including potential loss of the entire value of their investment, and in the case of a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Our significant amount of debt could have other important consequences.  For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the integrated satellite wireless communications industries, and the economy at large;

•	place us at a disadvantage compared to our competitors that have proportionately less debt;

•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;

•	adversely affect our relationship with customers and suppliers;

•	limit our ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our debt;

•	make it more difficult for us to satisfy our obligations to the holders of our notes and to satisfy our obligations to the lenders under our credit facilities; and

•	limit future increases in the value, or cause a decline in the value of our equity, which could limit our ability to raise additional capital by issuing equity.

A default by us under one of our debt obligations could result in the acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness.  Any default under our TerreStar-2 Purchase Money Credit Facility, or the indentures governing the TerreStar Notes and the TerreStar Exchangeable Notes could adversely affect our growth, our financial condition, our results of operations, the value of our equity and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws.  We may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

The Agreements And Instruments Governing Our Debt Contain Restrictions And Limitations That Could Significantly Affect Our Ability To Operate Our Business, As Well As Significantly Affect Our Liquidity, And Adversely Affect You, As A Shareholder.

Our TerreStar-2 Purchase Money Credit Facility and the indentures governing the TerreStar Notes and the TerreStar Exchangeable Notes contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.  These covenants restrict, among other things, our ability to:

•	incur additional debt;

•	repurchase or redeem equity interests and debt;

•	issue equity;

•	make certain investments or acquisitions;

•	pay dividends or make other distributions;

•	dispose of assets or merge;

•	enter into related party transactions; and

•	grant liens and pledge assets.

The breach of any covenants or obligations, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness.   Any default could adversely affect our growth, our financial condition, our results of operations and our ability to make payments, and could force us to seek the protection of the bankruptcy laws.

Our Debt Is Subject To Change Of Control Provisions. We May Not Have The Ability To Raise The Funds Necessary To Fulfill Our Obligations Under Our Indebtedness Following A Change Of Control, Which Would Place Us In Default.

We may not have the ability to raise the funds necessary to fulfill our obligations under our TerreStar Exchangeable Notes and TerreStar Notes following a change of control. Under the indentures, upon the occurrence of specified change of control events, TerreStar Networks is required to offer to repurchase all of the outstanding TerreStar Exchangeable Notes or TerreStar Notes. However, we and TerreStar Networks may not have sufficient funds at the time of the change of control event to make the required repurchase of notes. Our failure to make or complete a change of control offer would place TerreStar Networks in default and would have a material adverse impact on our financial condition.

Risks Related to our Business

TerreStar Networks Is A Development Stage Company With No Operating Revenues.

TerreStar Networks is a development stage company and has never generated any revenues from operations. We sold our two-way terrestrial wireless and data communications service in September 2006.  We do not expect to generate significant revenues prior to 2010, if at all. If we obtain sufficient financing and successfully develop and construct a network, our ability to transition to an operating company will depend on, among other things: successful execution of our business plan; market acceptance of the services we intend to offer; and attracting, training and motivating highly skilled satellite and network operations personnel, a sales force and customer service personnel. We may not be able to successfully complete the transition to an operating company or generate sufficient cash from operations to cover our expenses. If we do not become profitable, we will have difficulty obtaining funds to continue our operations.

We Are Not Cash Flow Positive, And We Will Need Additional Liquidity To Fund Our Operations And Fully Fund All Of Our Necessary Capital Expenditures.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. Even if we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet capital expenditures and other non-operating cash expenses, including but not limited to capital expenditures required to complete and launch our satellite currently under construction.  Based on our current business plan, we believe that we have sufficient liquidity required to conduct operations into the third quarter of 2009. We will likely face a cash deficit beyond this unless we obtain additional capital.

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

We Will Continue To Incur Significant Losses.

We will incur losses in 2008 and do not expect to generate any revenues until at least 2010, if at all.  If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. These losses are due to the costs of developing and building our network and the costs of developing, selling and providing products and services.

TerreStar Networks will Require Significant Funding to Finance the Execution of its Business Strategy, Including Funds for the Construction and Launch of Satellites and for the Terrestrial Network Buildout.

As of June 30, 2008, we had aggregate contractual payment obligations of approximately $2.4 billion, consisting of $255 million for satellite expenditures, $17 million for lease related expenditures and $443 million for terrestrial network related expenditures, as well as $1.7 billion for debt obligations including interest.

We expect to make substantial capital expenditures for the development of our handsets and chipsets, and for building our terrestrial network.  We will also require funds for selling, general and administrative expenses, working capital, interest on borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. In addition, the final payments for our satellite launch and insurance will be due prior to launch of our TerreStar-1 satellite.

The cost of building and deploying our integrated satellite and terrestrial network and developing the handsets and chipsets could exceed our estimates. For example, the costs for the build out of the terrestrial component of our network could be greater, perhaps significantly, than our current estimates due to changing costs of supplies, market conditions and other factors over which we have no control. The rate at which we build out the terrestrial component of our network will also depend on customer requirements.

If we require more funding than we currently anticipate, or we cannot meet our financing needs, our ability to operate our business, our financial condition and our results of operation could be adversely affected.

We May Not Obtain The Financing Needed To Develop And Construct Our Network And Meet Our Funding Obligations.

We expect to require substantial funds to finance the execution of our business strategy. In addition, subject to certain conditions and so long as the provision of such funding does not conflict with applicable Canadian regulatory requirements, TerreStar Networks will be obligated to fund any operating cash shortfalls of TerreStar Canada upon the request of TerreStar Canada. If we are required to provide such funds to TerreStar Canada, we will need to reallocate existing, or raise additional, funds. We plan to seek to raise funds in the future through various means, including by selling debt and equity securities, by obtaining loans or other credit lines, through vendor financing or through strategic relationships. The type, timing and terms of financing we may select will depend upon our cash needs, the availability of alternatives, our success in securing significant customers for our network, the prevailing conditions in the financial markets and the restrictions contained in any of our outstanding debt and any future indebtedness. In addition, our ability to attract funding is based in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands have historically been volatile, and we cannot predict at what amount a future source of funding may be willing to value our spectrum and other assets. The FCC and/or Industry Canada could allocate additional spectrum, through auction, lease or other means, that could be used to compete with us, or that could decrease the perceived market value of our wireless capacity. The FCC and Industry Canada may take other action to promote the availability or more flexible use of existing satellite or terrestrial spectrum allocations. The acquisition by our competitors of rights to use additional spectrum could have a material adverse effect on the value of our spectrum authorizations, which, in turn, could adversely affect our ability to obtain necessary financing. We may not be able to obtain financing when needed, on favorable terms, or at all. If we fail to obtain any necessary financing on a timely basis, then any of the following could occur:

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

Funding Requirements For TerreStar Networks May Jeopardize Our Investment In, And Control Over, TerreStar Networks.

The implementation of TerreStar Networks’ business plan, including the construction and launch of a satellite system and the necessary terrestrial components of an ancillary terrestrial component, or ATC, based communications system, will require significant additional funding. If we do not provide such funding to TerreStar Networks, then TerreStar Networks may be forced to seek funding from third parties that may dilute our equity investment in TerreStar Networks. Such dilution, if sufficiently severe, may limit our control over TerreStar Networks.

Our Business Is Subject To A High Degree Of Government Regulation.

The communications industry is highly regulated by governmental entities and regulatory authorities, including the FCC and Industry Canada. Our business is completely dependent upon obtaining and maintaining regulatory authorizations to operate our planned integrated satellite and terrestrial network. For example, we could fail to obtain approval from the FCC of our September 2007 application for ATC authority in the United States. Failure to obtain or maintain necessary governmental approvals would impair our ability to implement our planned network and would have a material adverse effect on our financial condition. Additional important risks relating to our regulatory framework are listed below under “—Regulatory Risks.”

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

In 2005, Loral commenced construction of TerreStar-1, which was originally scheduled to be launched in November 2007. In May 2007, we were notified that Loral revised its expected delivery date of TerreStar-1 from November 2007 to August 2008, causing us to delay our expected launch of TerreStar-1 to September 2008. In February 2008, we were notified that Loral had further revised its expected delivery date of TerreStar-1, pending final testing in April 2008, from August 2008 to November 2008.  In June 2008, we were notified that Loral had further revised its expected delivery date of TerreStar-1 from November 2008 to April 2009.  Arianespace has confirmed a new launch slot of June 1, 2009 to June 30, 2009.  Our remaining FCC milestones require that we launch TerreStar-I in September 2008 and certify our network operational in November 2008 and our remaining Industry Canada milestone requires that we successfully place the satellite into its assigned orbital position by November 2008.  We have sought new milestone dates from the FCC of June 2009 to launch TerreStar-1and August 2009 for certifying our network operational.  We have also sought a new milestone date from Industry Canada of August 2009 to place TerreStar-I into its assigned orbital position.  There can be no assurance that any such requests will be granted.

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

In November 2006, we signed a contract with Arianespace which entitles us to a launch for TerreStar-I that will meet our FCC and Industry Canada milestones and also mitigates possible impacts from delays.  Arianespace has confirmed a new launch slot of June 1, 2009 to June 30, 2009.

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

Satellites Have A Limited Useful Life And Premature Failure Of Our Satellites Could Damage Our Business.

During and after their launch, all satellites are subject to equipment failures, malfunctions (which are commonly referred to as anomalies) and other problems. A number of factors could decrease the expected useful lives or the utility of our satellites, including:

•	defects in construction;

•	radiation induced failure of satellite parts;

•	faster than expected degradation of solar panels;

•	malfunction of component parts;

•	loss of fuel on board;

•	higher than anticipated use of fuel to maintain the satellite’s orbital location;

•	higher than anticipated use of fuel during orbit raising following launch;

•	random failure of satellite components not protected by back-up units;

•	inability to control the positioning of the satellite;

•	electromagnetic storms, solar and other astronomical events, including solar radiation and flares; and

•	collisions with other objects in space, including meteors and decommissioned spacecrafts in uncontrolled orbits that pass through the geostationary belt at various points.

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

We Depend On A Limited Number Of Suppliers And Service Providers To Design, Construct And Maintain Our Network.

We rely on contracts with third parties to design and build our satellites, as well as the terrestrial components of our network. These include the integrated MSS and ATC systems, technology for communications between the satellite and terrestrial equipment, and the development of small, integrated MSS/ATC handsets and other devices that will meet FCC and Industry Canada requirements, none of which exists today. We also intend to enter into relationships with third-party contractors in the future for equipment and maintenance and other services relating to our network. There are only a few companies capable of supplying the products and services necessary to implement and maintain our network. As a result, if any third-party contractor relationship with us is terminated, we may not be able to find a replacement in a timely manner or on terms satisfactory to us. In addition, if any of these third-party contractors are unable to perform on the terms of the contract due to financial reasons, other reasons specifically related to the business of these suppliers or other matters outside our control, our business would be significantly impacted.  This could lead to delays in the implementation of our network and interruptions in providing service to our customers, which would adversely affect our financial condition.  This could also lead to a failure in effectively implementing our network which would severely impact our business.

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

We Depend On Licenses Of Critical Intellectual Property From ATC Technologies, A Wholly-Owned Subsidiary Of MSV.

We license the majority of the technology we plan to use to operate our network from ATC Technologies, a wholly-owned subsidiary of Mobile Satellite Ventures LP, or MSV. MSV has rights to approximately 30 MHz of spectrum in the L-band, is positioned to achieve device transparency and plans to offer services that compete with the services that we plan to offer.

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

If We Are Unable To Manage Our Growth, We May Not Be Able To Execute Our Business Plan And Achieve Profitability.

In 2006, TerreStar Networks began to experience rapid growth, growing from four employees at December 31, 2005 to 175 employees at December 31, 2007.  In April 2008 we announced the implementation of cost cutting measures including a headcount reduction of 79 management and non-management positions across TerreStar.  We believe that these cost-cutting measures will allow us to continue our operations under our current business plan and meet our capital requirements into the third quarter of 2009.  While we believe that the workforce reductions will not impact our ability to execute our updated business plan, the loss of employee and management resources from our cost-cutting measures may impact our operations.

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

On June 25, 2008, Sprint Nextel Corporation (“Sprint”) filed a lawsuit in the United States District Court for the Eastern District of Virginia naming TerreStar Networks as a defendant. New ICO Satellite Services, G.P. was also named as a defendant (together, with TerreStar Networks Inc., the “Defendants”). In this lawsuit, Sprint contends that Defendants owe them reimbursement for certain spectrum relocation costs Sprint has or will incur in connection with relocating incumbent licensees from certain frequencies in the 2 GHz spectrum band. Sprint seeks, among other things, enforcement of certain Federal Communications Commission orders and reimbursement of not less than $100 million from each Defendant.  While we believe the suit is without merit, an adverse ruling could adversely affect our liquidity and financial condition.

We May Have To Take Actions Which Are Disruptive To Our Business To Avoid Registration Under The Investment Company Act Of 1940.

Under certain circumstances we may have to take actions which are disruptive to our business if we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Our equity investments, in particular our ownership interests in SkyTerra, may constitute investment securities under the Investment Company Act. Under the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets excluding cash items and government securities, subject to certain other exclusions. Investment companies are required to register under and comply with the Investment Company Act unless an exclusion or SEC safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business.  In June 2006, one of our stockholders filed a lawsuit against TerreStar Corporation, alleging, among other things, that we are an investment company. In October 2006, the U.S. Magistrate Judge heard arguments on TerreStar Corporation’s motions to dismiss the case, and thereafter recommended that the U.S. District Court dismiss the suit. The U.S. District Court adopted the Magistrate Judge’s recommendation and has dismissed these claims with prejudice.

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

As of June 13, 2008, funds affiliated with Harbinger Capital Partners owned a significant portion of our common stock, as reported on their Schedule 13 D/A filed with the SEC.  Accordingly, these funds are able to significantly influence us through their ability to heavily influence the outcome of election of our directors, amendments to our certificate of incorporation and by-laws and other actions requiring the vote or consent of stockholders. There is no assurance that the interest of Harbinger will be aligned with those of our other investors, and Harbinger may make decisions that adversely impact our stockholders. In addition to Harbinger’s ownership interest in us, Harbinger also reports significant ownership interest in SkyTerra and Inmarsat.

Failure to Achieve and Maintain Effective Internal Control Over Financial Reporting in Accordance With Rules of the Securities and Exchange Commission Promulgated Under Section 404 of the Sarbanes-Oxley Act.

We identified a material weakness in our internal control over financial reporting, as described in Item 9A, Controls and Procedures of our annual report on Form 10-K/A for the fiscal year ended December 31, 2007. This weakness could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weakness is not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

Although we believe that we have taken steps to remediate this material weakness we cannot assure you that this remediation will be successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified.

Regulatory Risks

We Could Lose Our FCC Authorization And Industry Canada Approval In Principle And Be Subject To Fines Or Other Penalties.

We must meet significant construction and implementation milestones and comply with complex and changing FCC and Industry Canada rules and regulations to maintain our authorizations to use our assigned spectrum and orbital slot. The remaining milestones in the United States are a successful satellite launch by us by September 2008 certification that the system is operational by November 2008. The remaining milestone in Canada is successfully placing the satellite into its assigned orbital position by November 2008.  We have sought new milestone dates from the FCC and Industry Canada consistent with the current delivery schedule of TerreStar-I.  There can be no assurance that these requests will be granted.  Once the system is operational, we will be required to maintain satellite coverage of all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and all regions of Canada that are within the coverage contour described in our Industry Canada approval in principle and, to the extent that we have been granted ATC authority, to provide an integrated MSS service offering in all locations where our ATC is made available. We may not meet these milestones, satisfy these service requirements or comply with other applicable rules and regulations. Non-compliance with these or other conditions, including other FCC or Industry Canada gating or ongoing service criteria, could result in fines, additional conditions, revocation of the authorizations, or other adverse FCC or Industry Canada actions. The loss of our spectrum authorizations would prevent us from implementing our business plan and have a material adverse effect on our financial condition and the amount and value of the collateral pledged to support the TerreStar Notes or Exchangeable Notes.

If We Fail To Secure Or Maintain Certain Approvals, We Will Default Under Our Credit Agreement.

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

•
TerreStar Networks’ failure to secure the FCC ATC authorization within six months following TerreStar Networks’ certification to the FCC that the TerreStar-1 satellite system is operational and that it has satisfied the final FCC milestone conditioning the FCC MSS S-Band Spectrum reservation held by TerreStar Networks; and

•
failure to satisfy the FCC’s implementation milestone to launch the TerreStar−1 Satellite on or prior to September 30, 2008, the FCC’s implementation milestone to certify that the satellite system is operational on or prior to November 30, 2008, or Industry Canada’s implementation milestone to place the TerreStar−1 Satellite into its assigned orbital position on or prior to November 30, 2008, or failure to satisfy any extended deadline issued by the applicable governmental authority of these implementation milestones.

If any of these events of default under our TerreStar-2 Purchase Money Credit Facility occurs and is continuing, our lenders can terminate their commitments and declare the amounts outstanding immediately due and payable.  In addition, the acceleration of our repayment obligation would constitute an event of default under cross-default provisions in the indenture governing our TerreStar Exchangeable Notes and TerreStar Notes, in each case permitting the trustee or holders thereunder to accelerate the notes and declare them immediately due and payable.

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

The Industry Canada approval in principle to construct and operate a 2 GHz MSS S-band satellite in a Canadian orbital position is currently held by TerreStar Canada, an entity that we do not control. Upon the launch of TerreStar-1, we expect that TerreStar-1 will be transferred to TerreStar Canada. Under the Radiocommunication Act (Canada) and the Telecommunications Act (Canada), and the regulations promulgated thereunder, TerreStar Networks may only own a 20% voting equity interest in TerreStar Canada, along with a 33 1/3% voting equity interest in TerreStar Canada Holdings, which is TerreStar Canada’s parent and 80% voting equity owner. 4371585 Canada Inc , a Canadian-owned and controlled third party, owns a 66 2/3% voting interest in TerreStar Canada Holdings. The rules and regulations further provide that the business and operations of TerreStar Canada cannot otherwise be controlled in fact by non-Canadians.

Under the relevant transfer agreements, 4371585 Canada Inc owns 66 2/3% of the shares of, and has the power to elect three out of the five members of the board of directors of, TerreStar Canada Holdings, and TerreStar Canada Holdings owns 80% of the shares of, and has the power to elect four out of the five members of the board of directors of, TerreStar Canada. TerreStar Networks will have certain contractual rights with respect to the business and operations of, and certain negative protections as a minority shareholder of, both TerreStar Canada and TerreStar Canada Holdings. With certain exceptions, TerreStar Networks has no ability to control the business or operations of TerreStar Canada, which holds the Industry Canada approval in principle and will own TerreStar-1. TerreStar Networks does not have negative approval rights with respect to appointment or termination of senior officers or creation of budgets for TerreStar Canada or TerreStar Canada Holdings.

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

Our Use Of The 2 GHz MSS S-band Is Subject To Successful Relocation Of Existing Users.

In the United States, our operations at the 2 GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service, or BAS, licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation, or Sprint Nextel, is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2 GHz MSS S-band licensees must relocate microwave users in the 2 GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2 GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs. Due to the complex nature of the overall 2 GHz MSS S-band relocation and the need to work closely with Sprint Nextel on band clearing, we may not make sufficient progress in the relocation effort or meet FCC requirements for relocating existing users and the start of our MSS operations in uncleared markets may be delayed. On September 4, 2007, Sprint Nextel and certain broadcaster trade associations asked the FCC for an additional 29 months past the September 7, 2007 deadline to complete the relocation process.  On March 5, 2008, the FCC granted Sprint Nextel’s request but only extended the deadline to complete the relocation process until March 5, 2009. The FCC also permitted certain testing and trials by MSS licensees in 2008 and sought comment on ways in which BAS licensees and MSS licensees could co-exist in the band after January 2009 and before the relocation process is concluded. If Sprint Nextel does not complete clearance of the 2 GHz MSS S-band within a reasonable period of time and/or appropriate sharing procedures cannot be established, our ability to implement our business plan, and our financial condition could be adversely impacted. In Canada, our operations at the 2 GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although there are a small number of users in the 2GHz band, these users must be given a minimum of two years notice by Industry Canada to relocate unless a commercial agreement is reached under which they would move earlier.  Although Industry Canada has given notice to these users that they must relocate within a two year period, if these users are not relocated in sufficient time before the launch of our services, we may not be able to offer our services in certain locations in Canada, which could impair our business plan and materially adversely affect our operations.

Our Service May Cause Or Be Subject To Interference.

We will be required to provide our ATC service without causing harmful interference. In addition, we must accept some interference from certain other spectrum users. For example, the FCC may adopt rules for an adjacent band that do not adequately protect us against interference. In September 2004, the FCC issued an order allowing PCS operation in the 1995-2000 MHz and in June 2008 sought comment on proposed rules. In September 2007 and June 2008, the FCC sought comment on proposed rules for the 2155-2175 MHz bands. Both bands are adjacent to the 2 GHz MSS S-Band. If the rules that the FCC adopts for the 1995-2000 MHz and 2155-2175 MHz bands do not adequately protect us against adjacent band interference, our reputation and our ability to compete effectively could be adversely affected. Requirements that we limit the interference we cause, or that we accept certain levels of interference, may hinder satellite operations within our system and may, in certain cases, subject our users to a degradation in service quality, which may adversely affect our reputation and financial condition.

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

Export Control And Embargo Laws May Preclude Us From Obtaining Necessary Satellites, Parts Or Data Or Providing Certain Services In The Future.

We must comply with U.S. export control laws in connection with any information, products, or materials that we provide to non-U.S. persons relating to satellites, associated equipment and data and with the provision of related services. These requirements may make it necessary for us to obtain export or re-export authorizations from the U.S. government in connection with any dealings we have with 4371585 Canada Inc, TerreStar Canada, TerreStar Canada Holdings, non-U.S. satellite manufacturing firms, launch services providers, insurers, customers and employees. We may not be able to obtain and maintain the necessary authorizations, which could adversely affect our ability to:

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

FCC And Industry Canada Regulations And Approval Processes Could Delay Or Impede A Transfer Of Control Of TerreStar.

Any investment that could result in a transfer of control of TerreStar Corporation could be subject to prior FCC approval and in some cases could involve a lengthy FCC review period prior to its consummation. The prior approval of Industry Canada is also required before any material change in the ownership or control of TerreStar Canada can take effect. We may not be able to obtain any such FCC or Industry Canada approvals on a timely basis, if at all, and the FCC or Industry Canada may impose new or additional license conditions as part of any review of such a request. If we are unable to implement our business plan and generate revenue to meet our financial commitments, including under the TerreStar-2 Purchase Money Credit Facility, the TerreStar Notes and the Exchangeable Notes, these regulations could impede or prevent a transfer of control or sale of our company to a third party with greater financial resources.

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

All unregistered sales of equity securities that occurred during the second quarter of 2008 were reported on current reports on Form 8-K.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

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

3.8†	Certificate of Designations of the Series E Junior Participating Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of TerreStar Corporation.

3.9†	Certificate of Amendment of the Restated Certificate of Incorporation of TerreStar Corporation.

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Q3 2007 10-Q).

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

Number	Description

10.1*
Agreement and General Release dated April 16, 2008 by and between TerreStar Networks, Inc. and Robert Brumley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2008).

10.2*
Agreement and General Release dated April 16, 2008 by and between TerreStar Networks, Inc. and Michael Reedy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 18, 2008).

10.3*
Agreement and General Release dated April 16, 2008 by and between TerreStar Networks, Inc. and Doug Sobieski (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 18, 2008).

10.4*
Letter Agreement dated May 20, 2008 Amending Terms of Employment Agreement by and between TerreStar Networks, Inc. and Jeffrey Epstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008).

10.5*
Letter Agreement dated May 20, 2008 Amending Terms of Employment Agreement by and between TerreStar Networks, Inc. and Dennis Matheson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 20, 2008).

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

Dated: August 11, 2008