Form 10-Q
period 2008-09-30
TERRESTAR CORP
filed 2008-11-10
CIK 913665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐     No ☒

Number of shares of common stock outstanding at November 3, 2008: 121,761,088

TERRESTAR CORPORATION

Caution Regarding Forward-Looking Information

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

Our public filings are available at www.terrestarcorp.com and on EDGAR at www.sec.gov.

Basis of Presentation

In this report:

•	the terms “we”, “our”, “us”, “TerreStar”, and the “Company” refer to TerreStar Corporation and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

•	“TerreStar Networks” refers to TerreStar Networks Inc., an indirect, majority-owned subsidiary of TerreStar Corporation.

•	“BCE” refers to BCE Inc., a Canadian corporation.

•	“TerreStar Canada Holdings” refers to TerreStar Networks Holdings (Canada) Inc., a Canadian corporation and parent company of TerreStar Canada.

•	“TerreStar Canada” refers to TerreStar Networks (Canada) Inc., a Canadian corporation.

•	“SkyTerra” refers to SkyTerra Communications, Inc.

•	“MSV” refers to Mobile Satellite Ventures LP.

•	“TerreStar Global” refers to TerreStar Global Ltd., an indirect, majority-owned subsidiary of TerreStar Corporation.

•	“TerreStar Europe” refers to TerreStar Europe Limited, a wholly-owned subsidiary of TerreStar Global.

•	“Port” refers to Port Merger Corporation a wholly-owned subsidiary of TerreStar Corporation.

•	“CCTV” refers to CCTV Wireless I, LLC a wholly-owned subsidiary of TerreStar Corporation.

•	“Harbinger” refers to Harbinger Capital Partners and Harbinger Capital Management.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

TERRESTAR CORPORATION
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(in thousands, except per share amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating expenses:
General and administrative (including expenses related to MSV, a related party, of $122,
$443, $144 and $433 and Hughes, a related party, of $282, $748, $241 and $522
for the three months and nine months ended September 30, 2008 and 2007, respectively)	$15,776	$28,267	$77,329	$83,146
Research and development	10,409	1,405	62,257	21,146
Depreciation and amortization	5,691	5,018	16,764	12,959
Loss on impairment of intangibles	-	-	-	6,699
Income on asset disposal	-	(133)	-	(133)

Total operating expenses	31,876	34,557	156,350	123,817

Operating loss from operations	(31,876)	(34,557)	(156,350)	(123,817)

Other income (expense):
Interest expense	(12,359)	(11,842)	(35,731)	(43,405)
Interest income	871	2,885	3,149	10,500
Other income (expense)	264	(1)	618	(34)
Equity in losses of MSV	-	(1,595)	-	(6,205)
Loss on investment in SkyTerra	(98,828)	(47,863)	(126,202)	(106,800)
Minority interests in losses of TerreStar Networks	-	4,513	10,545	16,786
Minority interests in losses of TerreStar Global	-	375	-	1,089
Decrease in dividend liability	77,708	30,574	77,708	71,047

Loss before income taxes	(64,220)	(57,511)	(226,263)	(180,839)

Income tax benefit	-	3,376	754	2,946

Net loss from operations	(64,220)	(54,135)	(225,509)	(177,893)

Less:
Dividends on Series A and Series B cumulative convertible preferred stock	(5,856)	(6,011)	(17,440)	(17,800)
Accretion of issuance costs associated with Series A and Series B	(1,143)	(1,078)	(3,409)	(3,162)

Net loss available to common stockholders	$(71,219)	$(61,224)	$(246,358)	$(198,855)

Basic and diluted loss per share	$(0.59)	$(0.71)	$(2.40)	$(2.68)

Basic and diluted weighted-average common shares outstanding	121,051	86,128	102,522	74,090

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION
Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$293,054	$89,134
Cash committed for satellite construction costs	2,863	2,814
Deferred issuance costs associated with Series A and Series B Cumulative
convertible preferred stock	4,543	4,447
Deferred issuance costs associated with TerreStar Notes	2,032	2,032
Deferred issuance costs associated with TerreStar Exchangeable Notes	486	-
Other current assets	4,811	9,131
Total current assets	307,789	107,558

Restricted investments	651	2,648
Property and equipment, net (including amounts to Hughes, a related party, of $60,202 and $51,537
at September 30, 2008 and December 31, 2007, respectively)	698,200	571,151
Intangible assets, net	475,669	212,256
Investment in SkyTerra	-	103,733
Investment in SkyTerra - Restricted	-	221,575
Deferred issuance costs associated with Series A and Series B Cumulative
convertible preferred stock	2,453	5,958
Deferred issuance costs associated with TerreStar Notes	8,891	10,415
Deferred issuance costs associated with TerreStar Exchangeable Notes	2,117	1,112
Other assets	6,000	6,817
Total assets	$1,501,770	$1,243,223

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses (including amounts due to MSV, a related party, of $142 and $131
and Hughes, a related party, of $217 and $3,660 at September 30, 2008 and December 31, 2007, respectively)	$18,030	$42,720
Accounts payable to Loral for satellite construction contract	6,458	503
Accrued termination costs	5,987	-
Obligations under capital leases	68	59
Deferred rent and other current liabilities	1,389	944
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	13,492	8,368
Current liabilities of discontinued operations	7	17
Total current liabilities	45,431	52,611

Obligations under capital leases	45	97
Deferred rent and other long-term liabilities	3,530	1,758
SkyTerra investment dividends payable	-	183,444
TerreStar Notes and accrued interest, thereon (net discount of $3,255)	684,725	567,955
TerreStar Exchangeable Notes and accrued interest, thereon	156,586	-
TerreStar-2 purchase money credit facility and accrued interest, thereon	35,485	-
Total liabilities	925,802	805,865

Commitments and Contingencies
Minority interest in TerreStar Networks	-	12,141
Series A cumulative convertible preferred stock ($0.01 par value, 450,000 shares authorized
and 90,000 shares issued and outstanding at September 30, 2008 and December 31, 2007)	90,000	90,000
Series B cumulative convertible preferred stock ($0.01 par value, 500,000
shares authorized and 318,500 shares issued and outstanding at September 30, 2008 and December 31, 2007)	318,500	318,500

Stockholders' equity:
Series C preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding
at September 30, 2008 and 0 shares authorized at December 31, 2007)	-	-
Series D preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding
at September 30, 2008 and 0 shares authorized at December 31, 2007)	-	-
Series E junior convertible preferred stock ($0.01 par value, 1,900,000 shares authorized and 1,200,000 shares issued
and outstanding at September 30, 2008 and 0 shares authorized at December 31, 2007)	12	-
Common stock; voting (par value $0.01; 240,000,000 shares authorized,
125,716,290 and 91,378,041 shares issued, 121,765,088 and 87,426,839
shares outstanding at September 30, 2008 and December 31, 2007, respectively)	1,257	914
Additional paid-in capital	1,202,944	806,195
Common stock purchase warrants	64,097	64,097
Less: 3,951,202 common shares held in treasury stock at September 30, 2008 and December 31, 2007	(73,877)	(73,877)
Accumulated other comprehensive income	15	10
Accumulated deficit	(1,026,980)	(780,622)
Total stockholders' equity	167,468	16,717

Total liabilities and stockholders' equity	$1,501,770	$1,243,223

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(in thousands)
Unaudited

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from continuing operating activities:
Net loss	$(225,509)	$(177,893)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	16,764	12,959
Write off of financing fees	-	5,708
Equity in losses of MSV	-	6,205
Loss on investment in SkyTerra	126,202	106,800
Minority interests in losses of TerreStar Networks	(10,545)	(16,786)
Minority interests in losses of TerreStar Global	-	(1,089)
Gain on asset disposal	-	(133)
Amortization of deferred financing costs	1,838	1,270
Stock-based compensation	6,472	22,378
Loss on impairment of intangibles	-	6,699
Decrease in dividend liability	(77,708)	(71,047)
Changes in assets and liabilities:
Other current assets	4,326	(16,005)
Accounts payable and accrued expenses (including payments to MSV, a related party,	(17,222)	12,063
of $433 and $379 and Hughes, a related party, of $748 and $522 for the nine months ended September 30, 2008 and 2007, respectively)
Accrued termination costs	5,987	-
Other noncurrent assets	817	(787)
Accrued interest	33,710	29,392
Deferred rent and other liabilities	2,217	(503)
Net cash used in continuing operating activities	(132,651)	(80,769)

Cash flows from continuing investing activities:
Proceeds from the sale of SkyTerra shares	199,105	-
(Purchase) Proceeds of restricted cash and investments	(61)	45,582
Proceeds from assets held for sale	-	500
Accounts payable to Loral for satellite construction contract	(503)	(9,073)
Additions to intangible assets	(3,284)	-
Additions to property and equipment (including payments to Hughes, a related party, of	(86,149)	(214,682)
$12,109 and $21,970 for the nine months ended September 30, 2008 and 2007, respectively)
Net cash provided by (used in) continuing investing activities	109,108	(177,673)

Cash flows from continuing financing activities:
Proceeds from issuance of TerreStar Notes	46,500	500,000
Proceeds from issuance of TerreStar Exchangeable Notes	149,232	-
Proceeds from TerreStar-2 purchase money credit facility	33,175	-
Proceeds from issuance of equity securities	-	6,686
Repayment of the Senior Secured Notes	-	(200,000)
Payments for capital lease obligations	(43)	-
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(2,363)	(10,723)
Debt issuance costs and other charges	(1,037)	(14,225)
Net cash provided by continuing financing activities	225,464	281,738

Net cash provided by continuing operations	201,921	23,296

Net cash used in discontinued operating activities	(10)	(20)
Net cash provided by discontinued investing activities	2,009	2,617
Net cash provided by discontinued operations	1,999	2,597

Net increase in cash and cash equivalents	203,920	25,893
Cash and cash equivalents, beginning of period	89,134	171,665
Cash and cash equivalents, end of period	$293,054	$197,558

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

TerreStar Networks, in cooperation with its Canadian partner, 4371585 Communications and Company, Limited Partnership (“4371585 Communications”), formerly TMI Communications and Company, Limited Partnership, plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service (“MSS”) using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. Through TerreStar Networks, we are in the process of building our first satellite pursuant to a construction contract with Space Systems/Loral, Inc. (“Loral”). We currently expect to launch our TerreStar-1 satellite in June 2009. Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with conventionally sized wireless devices currently being developed.

Our ability to offer these services depends on TerreStar Networks’ right to receive certain regulatory authorizations allowing it to provide MSS/ATC in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, in order to provide ATC in the United States and Canada we must file applications separately from our satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain Federal Communications Commission (“FCC”) equipment certifications in the United States and similar certifications in Canada.

As of September 30, 2008, we have four wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., CCTV Wireless I, LLC, and Port Merger Corporation. MVH Holding Inc. and Motient Ventures Holdings Inc. directly hold approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively. As of September 16, 2008, we sold our remaining interest in SkyTerra Communications Inc. (see Note 3 of the notes to the condensed consolidated financial statements for further discussion on this transaction).

For additional information regarding the business descriptions of the Company’s wholly owned subsidiaries, affiliates and investments, please refer to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  We sold 29.9 million shares of SkyTerra that we owned for net proceeds of $123 million in September, 2008.  As a result of this sale, we believe that we have sufficient liquidity to conduct operations into 2010.  We will likely face a cash deficit beyond that unless we obtain additional capital, and we cannot guarantee that financing will be available at that time.

As of September 30, 2008, we had $296 million of cash, including restricted cash. Additionally, approximately $66 million remains available under our TerreStar-2 Purchase Money Credit Facility which will provide sufficient funding to complete the construction of our second satellite TerreStar-2.

Our short-term liquidity needs are driven by our satellite system construction contracts, the development of terrestrial infrastructure and networks, the design and development of our handset and chipset, and our ongoing operating expenses. As of September 30, 2008, we have contractual obligations of $157.5 million due within one year, consisting of approximately $123.6 million related to our satellite system, $27.4 million related to our handset, chipset, and terrestrial network, and $6.5 million for operating leases.  We expect to spend between $40 and $50 million to obtain satellite launch insurance prior to the launch of our TerreStar-1 satellite.  In addition, TerreStar Europe, a TerreStar Global subsidiary, recently filed an application for the award of S-band spectrum in Europe.  If we are awarded this spectrum, we will need additional funds in TerreStar Global for satellite construction and terrestrial ground network development.  The Company also has preferred stock obligations for its Series A and Series B preferred in the amount of $408 million which, if not converted, will be due on April 15, 2010.

We will need to secure additional funding by early 2010 in order to complete the construction, deployment, and rollout of our planned network and to continue operations.  We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. While we believe that these sources will provide sufficient funding for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all.  For a complete discussion of our risk factors see Part II, Item IA.

Note 2.         Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations.  Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements and notes thereto to conform to the current period presentation.

Reference is made to the Company’s Annual Report on Form 10-K, as amended, filed with the SEC for the year ended December 31, 2007 for a complete set of financial notes.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s most significant estimates relating to its continuing operations include the valuation of stock based compensation and long-lived assets.

Restricted Cash and Investments

At September 30, 2008, the Company had $3.5 million of restricted cash and investments held in money market escrow accounts. Included in that amount is approximately $2.9 million that is restricted in accordance with the Company’s satellite construction contract. In October 2008, approximately $2.0 million of the restricted cash was used for a satellite payment and approximately $0.8 million in interest earned on the escrow account was disbursed to the Company.

Property and Equipment

We record property and equipment (“P&E”), including leasehold improvements at cost. P&E consists of network equipment, lab equipment, office and computer equipment, internal use software and leasehold improvements. The satellite and terrestrial network assets under construction primarily include materials, labor, equipment and interest related to the construction and development of our satellite and terrestrial network. Assets under construction are not depreciated until placed into service. Repair and maintenance costs are expensed as incurred.

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

Valuation of Long-Lived and Intangible Assets

We evaluate whether long-lived and intangible assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such assets, impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of an asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Income Taxes

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”—an interpretation of SFAS Statement No. 109, “Accounting for Income Taxes” on August 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The impact of adopting FIN 48 was not material to our financial position or results of operations.

The Company, together with its U.S. subsidiaries, files consolidated income tax returns in the U.S. federal jurisdiction.  The Company, along with its U.S. subsidiaries, also files tax returns in various state and local jurisdictions.  The Company has no periods under audit by the Internal Revenue Service (“IRS”).  The statutes of limitation open for the Company’s returns are 2004, 2005, 2006 and 2007.  The Company is not aware of any issues for open years that upon examination by a taxing authority are expected to have a material adverse effect on results of operations.  As of September 30, 2008, the Company has fully reserved its deferred income tax balance.

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents and other accrued expenses approximate cost because of their short maturities. We value our debt instruments at cost. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Stock Based Compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS 123(R)”) on January 1, 2006. The Company elected the modified prospective transition method provided under SFAS 123(R) and consequently prior period results have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under this transition method, compensation cost associated with stock-based awards recognized beginning in 2006 now includes compensation expense related to the grant date fair value for the remaining unvested portion of stock-based awards granted prior to December 31, 2005 and compensation expense related to stock-based awards granted subsequent to December 31, 2005.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurements under Statement 13”, (“FSP 157-1”). FSP 157-1 amends SFAS 157, “Fair Value Measurements,” to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.

In February, 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 provides a one-year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2008. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings.  The Company believes that SFAS 159 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”) which requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements is currently not determined.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009.  The impact of SFAS 141R on the Company’s consolidated financial statements will depend on the nature and size of acquisitions, if any, subsequent to the effective date.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FAS 142-3”) to revise the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FAS 142-3 amends FASB Statement 142, “Goodwill and Other Intangible Assets”, to require an entity developing assumptions about renewal or extension to consider its own historical experience in renewing or extending similar arrangements. The purpose of the FSP is to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142.  FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and for interim periods within those fiscal years. Early adoption is not permitted. Entities should apply the FAS 142-3 guidance on determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FAS 142-3’s effective date. However, once effective, the FAS 142-3’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FAS 142-3’s effective date.  The Company has not determined the impact of the adoption of FAS 142-3 on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“EITF 03-6-1”) to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in “FASB Statement 128, Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for a calendar-year entity) and for interim periods within those fiscal years. Upon adoption, an entity is required to retrospectively adjust its prior-period EPS data, including any amounts related to interim periods, summaries of earnings, and selected financial data. Early application of the FSP is not permitted. The Company has not determined the impact of the adoption of this statement on its consolidated financial statements.

Note 3.          Sale of SkyTerra Investment

The Company held as an investment approximately 44.3 million shares of non-voting common stock of SkyTerra Communications as of December 31, 2007.  This was accounted for under the cost method and valued at approximately $325 million.  We also had a corresponding contractual commitment with SkyTerra to dividend 25.5 million of these shares to our shareholders, and had recorded a dividend liability of $183 million as of December 31, 2007 using the same adjusted cost basis as our investment.  In the first quarter of 2008, we sold 14.4 million of our SkyTerra shares to Harbinger for an aggregate sales price of $76 million.  We recognized a loss on this sale of $27 million for the three months ended March 31, 2008.

On September 16, 2008, we sold our remaining 29.9 million shares of SkyTerra for gross proceeds of  $124 million.  The Company recognized a loss of approximately $99 million on this transaction.  Affiliates of Harbinger purchased approximately 24 million shares and the remaining shares were sold to other purchasers. A portion of the shares sold to Harbinger were delivered to a collateral agent pending receipt of FCC approval of Harbinger’s pending application to assume control of SkyTerra.

Simultaneously, SkyTerra agreed to waive the contractual requirement for TerreStar Corporation to dividend 25.5 million shares to its shareholders.  Consequently, we have eliminated the $183 million dividend liability as of September 30, 2008.  We recorded a benefit to Other Income of $78 million as a corresponding offset to the loss on the sale of the SkyTerra shares, and the remaining $105 million was added to Additional Paid-in Capital.

TerreStar also granted to SkyTerra the right to exchange under certain conditions 4,216,270 shares, or approximately 11.1%, of TerreStar Networks Inc. held by SkyTerra, for 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share, with registration rights. TerreStar would also receive 3,126,428 shares of TerreStar’s subsidiary, TerreStar Global Ltd., currently owned by SkyTerra as part of the exchange. If consummated, this exchange would result in TerreStar owning approximately 100% of TerreStar Networks and TerreStar Global.

Note 4. Property and Equipment

The components of property and equipment as of September 30, 2008 and December 31, 2007 are presented in the table below.

	September 30,	December 31,
	2008	2007
	(in thousands)

Assets Under Construction
Satellite construction in progress	$634,114	$526,140
Terrestrial Network under Construction	48,153	28,866
	682,267	555,006

Assets In Service
Network equipment	2,420	2,385
Lab equipment	10,089	7,905
Office equipment	6,527	5,525
Leasehold Improvements	2,963	2,963
	21,999	18,778
Less accumulated depreciation	(6,066)	(2,633)
Property and equipment, net	$698,200	$571,151

The Company capitalized $16.7 million and $45.4 million of interest expense related to assets under construction for the three and nine months ended September 30, 2008, respectively.

Depreciation expense was $1.2 million and $3.4 million for the three and nine months ended September 30, 2008 and $0.8 million and $1.6 million for the three and nine months ended September 30, 2007.

Note 5.          Intangible Assets

On June 9, 2008, we consummated our acquisition of Port Merger Corporation which was previously owned by Echostar.  Port Merger Corporation holds certain 1.4 GHz licenses.  We issued 30 million shares of our common stock to EchoStar for this acquisition.

Additionally on February 5, 2008, we entered into an agreement with certain affiliates of Harbinger, which provided for the effective purchase of CCTV Wireless I, LLC, the holder of certain 1.4 GHz licenses and related intellectual property, in exchange for the issuance of 1.2 million shares of our Series E junior participating preferred stock, convertible into 30 million shares of our common stock.  On June 9, 2008, we consummated transactions under the Harbinger Spectrum Agreement.

We preliminarily accounted for the costs of the 1.4 GHz licenses acquired from EchoStar and Harbinger based on the fair value of our common stock as of the measurement date, June 9, 2008, in accordance with Emerging Issue Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”   We expect to finalize our accounting for this transaction in the fourth quarter of 2008.  Our Series E preferred stock does not currently trade on the public market; therefore, we measured the costs of the 1.4 GHZ licenses acquired from Harbinger based on the fair value of the underlying common shares.  Of the fees paid the Company allocated $2.9 million in association with the acquisition of the 1.4 GHz spectrum licenses.

During 2008, we exchanged approximately 1.7 million shares of our common stock for approximately 0.9 million shares of TerreStar Networks common stock and 0.3 million shares of TerreStar Global common stock with minority shareholders. Accordingly, our ownership interests in TerreStar Networks and TerreStar Global is approximately 88% and 86%, respectively, on a non-diluted basis as of September 30, 2008. In addition, the exchanges resulted in an allocation of approximately $7.7 million to intangible assets for the nine months ended September 30, 2008.

Amortization expense was $4.5 million and $13.3 million for the three and nine months ended September 30, 2008 and $4.2 million and $11.4 million for the three and nine months ended September 30, 2007.  The Company does not amortize its 1.4 GHz spectrum licenses.

Note 6.         Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)

Accounts payable	$9,386	$18,320
Accrued development expenses	5,951	13,613
Accrued consulting expenses	624	5,078
Accrued compensation and benefits	1,112	2,519
Accrued legal expenses	413	2,122
Accrued operating and other expenses	544	1,068
	$18,030	$42,720

Note 7.          Long-Term Debt

TerreStar Notes

On February 14, 2007, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured Paid in Kind (“PIK”) Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar Corporation (“EchoStar”). The EchoStar Investment Agreement provided for, among other things, the purchase by EchoStar of $50 million of TerreStar Notes in accordance with the First Supplemental Indenture dated February 7, 2008.

The additional $50 million TerreStar Notes were issued at an issue price of 93%, resulting in a discount on debt of $3.5 million. The debt discount is being accreted using the effective interest method over the six year term of the TerreStar Notes. For the three and nine months ended September 30, 2008, the Company accreted approximately $95,000 and $244,000, respectively, of debt discount related to the TerreStar Notes.  No accretion was recognized in 2007.

The TerreStar Notes bear interest from the date of issuance at a rate of 15% per annum. If certain milestones are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar Notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011.  As of October 1, 2008, we did not meet the Commercial Contract Milestone Date, so the interest rate will increase by 0.5% from that date forward until this milestone is met.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $880.5 million as of September 30, 2008, consisting primarily of satellites under construction, property and equipment and cash and cash equivalents.

On February 15, 2008 and August 15, 2008, $40.5 million and $47.1 million, respectively, of interest was converted into additional TerreStar Notes in accordance with the Indenture. As of September 30, 2008 and December 31, 2007, the carrying value of the TerreStar Notes, net of discount including accrued interest, was $684.7 million and $568.0 million, respectively.

The TerreStar Notes are carried at cost on the condensed consolidated balance sheets. The aggregate fair market value of the TerreStar Notes as of September 30, 2008 and December 31, 2007 was approximately $481.6 million and $599.2 million, respectively.

TerreStar Exchangeable Notes

The EchoStar Investment Agreement also provided for the purchase by EchoStar of $50 million of TerreStar Networks’ newly issued 6.5% Senior Exchangeable PIK Notes due 2014, exchangeable for TerreStar Corporation common stock, at a conversion price of $5.57 per share (the “TerreStar Exchangeable Notes”). In addition, on February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “Harbinger Investment Agreement”), with certain affiliates of Harbinger. The Harbinger Investment Agreement provided for, among other things, purchase by Harbinger of $50 million of TerreStar Exchangeable Notes. In connection with the foregoing transactions, certain of our existing investors entered into separate investment agreements (“Shareholder Investment Agreements”) to purchase in the aggregate $50 million of the TerreStar Exchangeable Notes.

On February 7, 2008, TerreStar Networks issued $150 million aggregate principal amount of TerreStar Exchangeable Notes due 2014 pursuant to an Indenture (the “Exchangeable Note Indenture”), among TerreStar Networks, TerreStar Corporation and certain subsidiaries, as issuer, the guarantors from time to time party thereto (the “Exchangeable Note Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Exchangeable Notes bear interest from February 7, 2008 at a rate of 6.5 % per annum, payable quarterly. Until and including June 15, 2011, interest on the TerreStar Exchangeable Notes will be payable in additional TerreStar Exchangeable Notes quarterly, starting March 15, 2008. Thereafter, interest on the TerreStar Exchangeable Notes will be payable in cash quarterly, starting June 15, 2011. The TerreStar Exchangeable Notes are scheduled to mature on June 15, 2014.

The TerreStar Exchangeable Notes rank senior in right of payment to all existing and future subordinated indebtedness, and pari-passu with all other unsubordinated indebtedness. The TerreStar Exchangeable Notes are guaranteed by subsidiaries of TerreStar Networks.

On March 15, June 15, and September 15, 2008, $1.0 million, $2.5 million and $2.6 million, respectively, of interest was converted into additional TerreStar Exchangeable Notes in accordance with the Exchangeable Note Indenture. As of September 30, 2008, the carrying value of the TerreStar Exchangeable Notes was $156.6 million including accrued interest.

The TerreStar Exchangeable Notes are carried at cost on the condensed consolidated balance sheets.

TerreStar-2 Purchase Money Credit Facility

On February 5, 2008, we entered into a $100 million TerreStar-2 Purchase Money Credit Facility among TerreStar Networks, as the borrower, the guarantor’s party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

Amounts outstanding under the TerreStar-2 Purchase Money Credit Facility bear interest at a rate of 14% per annum and mature on February 5, 2010. This interest is PIK and accrued to the principal balance of the notes.

The TerreStar-2 Purchase Money Credit Facility contains several restrictive covenants customary for credit facilities of this type, including, but not limited to the following: limitations on incurrence of additional indebtedness; a limitation on liens; a limitation on asset sales of collateral and limitation on transactions with affiliates. The TerreStar-2 Purchase Money Credit Facility also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). If any events of default occur and are not cured within the applicable grace periods or waived, the outstanding loans may be accelerated. The financing will be advanced as required and used to fund the completion of the TerreStar-2 satellite.

As of September 30, 2008, the carrying value of the TerreStar-2 Purchase Money Credit Facility, including accrued interest, was $35.5 million.  The TerreStar-2 Purchase Money Credit Facility is carried at cost on the condensed consolidated balance sheets, which approximates fair market value.

Leases

As of September 30, 2008, the Company has non-cancelable leases for office space, co-location sites, calibration earth stations, towers, furniture and equipment under operating leases expiring through 2027.

Rent expense totaled approximately $2.0 million, $9.4 million, $1.0 million and $2.0 million for the three and nine months ended September 30, 2008 and 2007, respectively. Approximately $3.3 million that is included in the nine months ended September 30, 2008 is related to the lease exit costs as discussed in Note 10. Rent expense is recognized on a straight-line basis over the term of the lease agreement.

Note 8.         Stockholders’ Equity

Preferred Stock

We account for the Series A and Series B Cumulative Redeemable Convertible Preferred Stock (“Series A and B Preferred”) under Accounting Series Release 268 “Redeemable Preferred Stocks.”  As of September 30, 2008, we had 5.0 million authorized shares of preferred stock, consisting of 0.45 million Series A shares, 0.5 million Series B shares, 1 Series C share, 1 Series D share, 1.9 million Series E shares and approximately 2.1 million shares undesignated.

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

Series C and D Preferred Stock

On February 7, 2008, we issued one share of non-voting Series C preferred stock, $0.01 par value (“Series C preferred”) to Echostar and one share of non-voting Series D preferred stock, $0.01 par value (“Series D preferred”) to Harbinger for a purchase price equal to par value of $0.01. Issuance of these shares was exempt from the registration requirements of the Securities Act of 1933.

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

•
In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, no distribution shall be made (a) to the holders of any shares of capital stock of the Company ranking junior (with respect to rights upon liquidation, dissolution or winding up) to the Series C and Series D preferred stock, unless the Series C and Series D holders shall have received $1,000 per share each, or (b) to the holders of shares of capital stock of the Company ranking on a parity (with respect to rights upon liquidation, dissolution or winding up) with the Series C and Series D preferred stock, except for distributions made ratably on the Series C and Series D preferred stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up.

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

Series E Junior Participating Preferred Stock

Series E Junior Participating preferred stock (the “Junior Preferred Shares”) was issued to Harbinger and its affiliates under the Harbinger Spectrum Agreement. Except as otherwise required under Delaware law, the holders of Junior Preferred Shares are not entitled to vote on any matter required or permitted to be voted on by the stockholders.  The holders of Junior Preferred Shares are entitled to participate ratably in any dividends paid on the shares of common stock. In the event of a liquidation, the holders of Junior Preferred Shares will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $0.0001 per share (subject to adjustment), before any distribution may be made or any assets distributed in respect of the shares of common stock. Subject to certain restrictions related to the change of control provisions under the existing indenture and existing preferred stock, each Junior Preferred Share may be converted into 25 shares of common stock (subject to adjustment). There is no restriction in the Certificate of Designations governing the Junior Preferred Shares on the repurchases or redemption of shares by the Company while there is any arrearage in the payment of dividends or sinking fund installments.

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

Our equity-based compensation expense is included in the following areas in the condensed consolidated statement of operations for the periods indicated for the awards outstanding under the 2002 TerreStar Networks Plan, the 2006 Plan, the 2002 Plan, the Global Plan, and warrants issued to purchase TerreStar Global common shares:

	Three months ended September 30, 2008
	2006 Plan	2002 TerreStar Networks Plan	Global Plan	Warrants	Restricted Stock	Consolidated
	(in thousands)
General and administrative	$77	$4,695	$28	$-	$317	$5,117
Research and development	-	84	-	-	37	$121
Total stock-based compensation	$77	$4,779	$28	$-	$354	$5,238

	Nine months ended September 30, 2008
	2006 Plan	2002 TerreStar Networks Plan	Global Plan	Warrants	Restricted Stock	Consolidated
	(in thousands)
General and administrative	$362	$5,349	$112	$-	$491	$6,314
Research and development	-	122	-	-	37	$159
Total stock-based compensation	$362	$5,471	$112	$-	$528	$6,473

	Three months ended September 30, 2007
	2006 Plan	2002 TerreStar Networks Plan	Global Plan	Warrants	Restricted Stock	Consolidated
	(in thousands)
General and administrative	$272	$1,821	$-	$-	$169	$2,262
Research and development	39	-	-	-	-	$39
Total stock-based compensation	$311	$1,821	$-	$-	$169	$2,301

	Nine months ended September 30, 2007
	2006 Plan	2002 TerreStar Networks Plan	Global Plan	Warrants	Restricted Stock	Consolidated
	(in thousands)
General and administrative	$17,869	$2,281	$-	$-	$501	$20,651
Research and development	1,453	-	-	-	-	$1,453
Total stock-based compensation	$19,322	$2,281	$-	$-	$501	$22,104

As of September 30, 2008, the total unrecognized stock compensation expense was approximately $7.1 million.

Restricted Stock Awards

On May 8 and June 27, 2008, the Company issued approximately 0.1 million and 0.6 million shares of restricted stock awards to its employees and certain executives, of TerreStar Networks, respectively, under the 2006 Plan.  Fifty percent of the shares vest ninety days following the successful launch and in orbit test check-in of TerreStar-1 satellite and the remaining fifty percent vest upon the first anniversary of the initial vesting date.  The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards are settled in shares of the Company’s common stock after the vesting period.

The following table summarizes our restricted stock activity as of September 30, 2008.

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Non-vested at January 1, 2008	69,000	$13.35
Granted	827,110	4.17
Cancelled	(53,300)	4.26
Vested	(23,000)	13.35
Non-vested at September 30, 2008	819,810	$4.68

TerreStar Networks 2002 Stock Incentive Plan

In July 2002, the TerreStar Networks shareholders approved the 2002 TerreStar Networks Plan (as amended) with 7,707,458 authorized shares of common stock, of which options to purchase 213,763 and 215,955 shares of TerreStar Networks’ common stock were outstanding at September 30, 2008 and 2007, respectively. All of the outstanding options under the 2002 TerreStar Networks Plan have vested. Pursuant to the terms of the adoption of the 2006 Plan (discussed above) no additional options will be issued pursuant to the 2002 TerreStar Networks Plan, and the plan will terminate upon the exercise or termination of the outstanding options.

The following tables summarize our stock option activity for the 2002 TerreStar Networks Plan:

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	213,763	$7.38	—
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Outstanding at September 30, 2008	213,763	$7.38	$3,349
Exercisable at September 30, 2008	213,763	$7.38	$3,349

Options Outstanding			Options Exercisable
Exercise Prices	As of September 30, 2008	Weighted Average Contractual Life Remaining	As of September 30, 2008
$0.21	52,070	6 years	52,070
$0.70	100,435	4 years	100,435
$24.42	61,258	7 years	61,258
	213,763		213,763

2002 TerreStar Corporation Plan

The 2002 Plan was initially adopted by the Board of Directors in May 2002 with 5,493,024 authorized shares of common stock, of which options to purchase 231,664 shares of the our common stock were outstanding at September 30, 2008.

2006 TerreStar Corporation Equity Incentive Plan

In April 2006, our shareholders approved the 2006 Plan which was designed to replace both the 2002 Plan, and the 2004 Restricted Stock Plan. No additional shares were granted under either the 2002 Plan or the 2004 Restricted Stock Plan. The 2006 Plan initially authorized the issuance of a total of 10,000,000 (and was later amended in October 2007 to increase to 11,000,000) incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. As of September 30, 2008, approximately 2.6 million shares remain available to be issued under the 2006 Plan.

Under the 2006 Plan, we granted 35,600 non-qualified options to purchase our common stock to a board member on March 14, 2007. These options vested on March 14, 2008 and expire on March 14, 2017, unless fully exercised or terminated earlier.

Under the 2006 Plan, we granted 3.8 million non-qualified options to purchase our common stock to TerreStar Networks employees on May 1, 2007. One-third of the options vest each year over three years starting January 1, 2008 and the options expire on January 1, 2017, unless fully exercised or terminated earlier.

On May 23, 2007, we cancelled approximately 2.5 million fully-vested, non-qualified options to purchase TerreStar Networks common stock in exchange for the issuance of approximately 5.3 million fully-vested, non-qualified options to purchase our common stock. These options were granted to TerreStar Networks employees on May 23, 2007. These options were fully vested and we recognized $14.7 million of total incremental compensation cost related to this exchange for the year ended December 31, 2007. Fifty percent of the options became exercisable on January 1, 2008 and the remaining fifty percent become exercisable on January 1, 2009. The options expire on May 23, 2017, unless fully exercised earlier.

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

On June 25, 2008, under the 2006 Plan, we granted 75,000 shares to certain directors as partial compensation for their service on the board of directors.  The $1.25 fair value of the award was estimated as of the grant date using the Black-Scholes option pricing model.  The risk-free interest rate of 3.48% was based on the daily treasury yield curve rates from the U.S. Treasury, adjusted for continuous compounding. The expected-volatility of 57% was estimated using TerreStar Corporation and peer company historical volatility and implied volatility. The expected term representing 6 years was estimated using the average of the vesting date and the contractual term of the options.

The following table summarizes the fair values and weighted average assumptions related to the grants under the 2006 Plan.

Grant dates	February 12, 2008	April 16, 2008	June 25, 2008
Weighted average grant date fair value	$1.78	$0.33 - $0.56	$1.25
Weighted average assumptions:
Risk-free interest rate	1.92%	1.64 - 1.96%	3.48%
Expected volatility	65.0%	65% - 70%	55.0%
Expected dividend yield	—	—	—
Expected term (years)	1.89	1.25 - 2.0	6.0
Options granted and/or modified	112,500	2,248,875	75,000

The following tables summarize our stock option activity for the TerreStar Corporation 2002 and 2006 Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	9,568,911	$11.73	—
Granted	332,675	9.33	—
Cancelled	(2,446,809)	11.31	—
Exercised	—	—	—
Outstanding at September 30, 2008	7,454,777	$11.75	$—
Exercisable at September 30, 2008	4,402,792	$12.01	$—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2008	3,942,055	$6.72
Granted	332,675	5.07
Cancelled	(938,704)	6.68
Vested	(2,160,168)	6.46
Non-vested at September 30, 2008	1,175,858	$6.77

Options Outstanding			Options Exercisable
Exercise Prices	As of September 30, 2008	Weighted Average Contractual Life Remaining	As of September 30, 2008
$3.00	214	4 years	214
$5.00	112,500	1 years	112,500
$8.85	35,600	8 years	35,600
$11.30	3,040,259	6 years	1,963,401
$11.35	3,752,254	7 years	1,876,127
$11.95	37,500	8 years	37,500
$12.03	75,000	10 years	-
$12.50	110,000	8 years	110,000
$13.35	45,000	8 years	27,000
$17.94	15,000	8 years	9,000
$23.15	86,450	7 years	86,450
$28.70	145,000	6 years	145,000
	7,454,777		4,402,792

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”), TerreStar Global may issue up to an aggregate of 3.75 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers.

On July 9, 2007, TerreStar Global granted 1.1 million non-qualified options under the Global Plan, to purchase its common stock to TerreStar Global employees, directors and service providers. One-half of the options vest each year over two years starting January 1, 2008 and the options expire on July 8, 2017, unless fully exercised or terminated earlier. As of September 30, 2008, approximately 2.6 million shares remain available to be issued under the Global Plan.

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

As disclosed in our Form 8-K filed April 18, 2008, the Company announced the departure of three executives.   As part of their severance arrangement, the Company accelerated the vesting date of approximately 0.7 million options granted under the Global Plan which were initially granted on July 9, 2007.  Additionally, the exercise period for one of these executive’s options was extended by 12 months.

The following tables summarize our stock option activity under the Global Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,105,000	$0.42	—
Granted	—	—	—
Cancelled	(10,000)	—	—
Exercised	—	—	—
Outstanding at September 30, 2008	1,095,000	$0.42	—
Exercisable at September 30, 2008	710,000	$0.42	—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2008	1,105,000	$0.29
Granted	—	—
Cancelled	(5,000)	—
Exercised	—	—
Vested	(715,000)
Non-vested at September 30, 2008	385,000	$0.29

Options Outstanding			Options Exercisable
Exercise Prices	As of September 30, 2008	Weighted Average Contractual Life Remaining	As of September 30, 2008
$0.42	1,095,000	4 years	710,000

Warrants—TerreStar Global

On July 9, 2007, TerreStar Global issued warrants to its board and former board members. These warrants vested immediately and expire on July 9, 2012, or earlier if fully exercised or otherwise cancelled per the warrant agreement’s terms.

The fair value of each warrant was calculated using a Black-Sholes option pricing model. The risk-free rates were developed using Daily Treasury Yield Curve Rates from the U.S. Treasury, adjusted for continuous compounding. The expected volatility was estimated using TerreStar Global and peer company historical average annual volatility. The July 9, 2007 warrants contain a provision that violates the basic characteristics of “plain vanilla” options. Specifically, with certain limitations, the warrants are freely transferable. As the warrants are likely to remain outstanding for the entirety of their contractual term, the expected term was determined to equal the contractual term for the July 9, 2007 warrants. As the July 9, 2007 warrants are vested upon issuance, it is expected that none of these shares would be forfeited prior to vesting.

The following table summarizes the TerreStar Global warrants that are outstanding and exercisable as of September 30, 2008.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	As of September 30, 2008	Weighted Average Contractual Life Remaining	As of September 30, 2008
$0.42	553,100	4 years	553,100

Note 10. Charges Related to Cost Reduction Actions

In April 2008, the Company announced that TerreStar Networks would implement certain cost reduction measures which included costs for employee terminations. Additionally, certain contracts and leases were evaluated under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) for their remaining economic benefit and we have established the cease-use-date, and recorded the liability accordingly.  We accounted for these costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits―an Amendment of FASB Statements No. 5 and 43” (“SFAS 112”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  Employee termination benefits costs were accounted for under SFAS 112.  The Company included employee severance, health insurance, and other related payroll benefit costs as employee termination benefit costs.  Contract termination costs are accounted for under SFAS 146 which includes costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity.

The details of these charges are presented in the following table.

(in thousands)

Beginning Liability, January 1, 2008	$2,332

Employee termination benefit costs	6,480
Contract termination costs	8,156
Reduction in deferred rent	(703)
Lease exit costs	3,371
Total incurred expenses	17,304

Cash expenditures through September 30, 2008	(9,095)

Ending Liability, September 30, 2008 (1)	$10,541

(1)  This total liability is included in current and long term deferred rent of $1.3 million and $3.2 million, respectively, and accrued termination costs in the amount of $6.0 million.

These costs are included in General and Administrative expenses for the nine months ended September 30, 2008.

Note 11.       Commitments and Contingencies

As of September 30, 2008, TerreStar has preferred stock obligations for its Series A and Series B preferred stock. If not converted, the entire Series A and Series B preferred stock amount of $408 million will be due on April 15, 2010. Dividend payments on the Series A and Series B are due semi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010. Additionally, the Company has the following contractual commitments and debt obligations as of September 30, 2008:

	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
in thousands
Terrestar Satellites (1,2)	$241,978	$123,560	$58,019	$6,339	$54,060
Leases	15,787	6,499	8,816	427	45
Network Equipment and Services	389,664	27,424	362,240	-	-
Debt Obligations (3)	1,699,343	-	6,354	328,181	1,364,808
Total	$2,346,772	$157,483	$435,429	$334,947	$1,418,913

(1)
Includes approximately $6.3 million remaining of construction payments and approximately $55.1 million of orbital incentive payments for TerreStar-1 if the satellite operates properly over its expected life. Additionally, includes approximately $42.5 million remaining of construction payments and approximately $47.8 million of orbital incentives for TerreStar-2.

(2)	We expect to pay $40-$50 million for satellite launch insurance, which is not under contract and not included in the table.
(3)
Debt Obligations are composed of our $550 million TerreStar Notes due 2014, our $150 million TerreStar Exchangeable Notes due 2014, and our current borrowing under our TerreStar-2 Purchase Money Credit Facility due 2014 for our second satellite, plus accrued interest.

Note 12.       Legal Matters

Litigation Adverse to Highland Capital Management and James Dondero

Since August  2005, the Company has been engaged in litigation adverse to Highland Capital Management, L.P. (“Highland Capital”), as well as certain investment funds managed by Highland Capital and James Dondero, the principal owner of Highland Capital and a former director of the Company (Highland Capital, its investment funds, and Mr. Dondero collectively, the "Dondero Affiliates"). Six of the suits were filed by the Dondero Affiliates against the Company or related parties. Of those six suits, four have been resolved in favor of the Company; the other two have been dismissed on the Company's motions and are either being appealed by the Dondero Affiliates or could still be the subject of such an appeal.  In addition, the Company filed two suits against Mr. Dondero and the Dondero Affiliates; both were dismissed on the defendants’ motions and both remain on appeal or in post-appeal proceedings.

The suit filed by the Dondero Affiliates that remains on appeal was filed on August 16, 2005 by Highland Capital, Highland Equity Focus Fund, L.P., Highland Crusader Offshore Partners, L.P., and Highland Capital Management Services, Inc., in a Texas state district court in Dallas County, Texas (the “Rescission Litigation”). This suit challenged the validity of the Company's Series A preferred stock and sought damages and rescission of the Dondero Affiliates’ $90 million purchase of 90,000 shares of Series A preferred stock. On November 30, 2007, the court granted the Company's motion for summary judgment and dismissed the suit. The Dondero Affiliates have appealed the dismissal.  The case is now set for oral argument before the Court of Appeals on November 19, 2008. The Company intends to vigorously defend the judgment on appeal.

The suit that was most recently dismissed was filed on February 1, 2008 in the Commercial Division of the New York Supreme Court by the same four Dondero Affiliates that filed the Rescission Litigation. In this suit, the four plaintiffs contend that certain transactions, including the September 2005 exchange offer by virtue of which the Company exchanged its outstanding shares of Series A preferred stock for a new class of Series B preferred stock, caused the occurrence of the Senior Security Trigger Date, supposedly requiring the Company to issue a Senior Security Notice, that would entitle the Dondero Affiliates to redeem their Series A preferred stock. The Company moved to dismiss this action.  On October 14, 2008, the court granted the motion to dismiss and denied the plaintiffs’ request for leave to amend their complaint.  We do not know whether the plaintiffs will ask for reconsideration and/or appeal the dismissal.  In either event the Company intends to vigorously defend the judgment.

On October 19, 2005, the Company filed two lawsuits against Mr. Dondero, one in the United States District Court for the Northern Division of Texas and one in Texas state district court in Dallas County, Texas. The petition filed in state court alleges that Mr. Dondero seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. In the suit filed in federal court--in which the Dondero Affiliates that were members of Mr. Dondero's proxy fight group were also named as defendants.  The Company alleges that they filed false and misleading Forms 13D in violation of the federal securities laws. The suit filed in federal court was dismissed after the United States District Court ruled that the Company's complaint was subject to a heightened pleading standard under the Private Securities Litigation Reform Act.  The Company disagreed with the ruling and appealed the dismissal. After briefing and oral argument, a panel of the United States Court of Appeals for the Fifth Circuit ruled that the Company's claim for injunctive and other non-monetary relief had been mooted by subsequent events including the Dondero Affiliates' disposition of virtually all of their common stock, and remanded the case to the United States District Court for vacatur of the judgment. The United States District Court subsequently entered a form of amended judgment; the Company has filed a motion to alter or amend portions of that judgment, and is awaiting a decision on that motion. The lawsuit filed in state court alleges that Mr. Dondero seriously and repeatedly breached his fiduciary duties as a Company director in order to advance his own personal interests. After the initial dismissal of the suit in the United States District Court, the state court entered summary judgment dismissing the fiduciary suit on the ground that the United States District Court's dismissal of the federal securities lawsuit had a res judicata effect precluding the continued prosecution of state law breach-of-fiduciary-duty claims.  The Company appealed the dismissal, and the Court of Appeals has reversed the dismissal and remanded the case to the state district court for trial.  Mr. Dondero has recently moved for rehearing of the decision by the Court of Appeals; and his motion remains pending at this time.

Sprint Nextel Litigation

On June 25, 2008, Sprint Nextel Corporation ("Sprint") filed a lawsuit in the United States District Court for the Eastern District of Virginia naming TerreStar Networks Inc. as a defendant. New ICO Satellite Services, G.P. was also named as a defendant (together with TerreStar Networks Inc., the "Defendants"). In this lawsuit, Sprint contends that Defendants owe them reimbursement for certain spectrum relocation costs Sprint has incurred or will incur in connection with relocating incumbent licensees from certain frequencies in the 2 GHz spectrum band. Sprint seeks, among other things, enforcement of certain Federal Communications Commission orders and reimbursement of not less than $100 million from each Defendant. On the Company’s motion, the United States District Court for the Eastern District of Virginia has stayed Sprint’s suit on the ground that primary jurisdiction of the dispute resides in the Federal Communications Commission; the case has been administratively closed.

Note 13.       Related Party Transactions

ATC Technologies, LLC—ATC Technologies is a subsidiary of MSV which is owned by SkyTerra.  The Company sold its remaining interest in SkyTerra in September 2008.

Hughes Network Systems, LLC (“Hughes”)—Andrew Africk served on the Board of Directors of both TerreStar Networks and Hughes during the period covered by this report. In April 2008, Mr. Africk resigned from the Board.

The Company incurred costs to related parties of $7.7 million and $9.4 million for the three and nine months ended September 30, 2008, respectively.  Of these amounts, $7.5 million and $9.0 million relates to Hughes for satellite related services and $0.2 million and $0.4 million relates to ATC Technologies for intellectual property related services.

The Company incurred costs to related parties of $11.4 million and $27.3 million for the three and nine months ended September 30, 2007, respectively.  Of that amount, $11.3 million and $26.9 million relates to Hughes for satellite related services and $0.1 million and $0.4 million relates to MSV for intellectual property related services.

Note 14.       Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2008 and 2007 is presented in the table below.

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Non-cash investing and financing activities
Accrued property and equipment	$7,041	$21,427
Interest capitalized on satellites and terrestrial network under construction	$45,358	$16,131
Assets acquired under capital lease	$-	$617
Acquisition of intangible assets by issuance of common stock	$273,454	$89,621
Acquisition of SkyTerra shares through exchange of MSV	$-	$139,486
Accretion of issuance costs on Series A and Series B Preferred	$3,409	$3,162
Paid In Kind Interest	$96,070	$37,708
Stock dividend to Series B Preferred Shareholders	$9,953	$-
Increase in dividend liability not paid	$5,124	$7,077
Acquisition of Minority interest funded by issuance of common stock	$1,573	$33,808

Supplemental Cash Flows Information
Interest paid	$-	$7,034
Income taxes paid	$-	$5,686

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The interim financial statements filed on this quarterly report on Form 10-Q and the discussion contained herein should be read in conjunction with our Annual report on Form 10-K, as amended, for the fiscal year ending December 31, 2007.

Business Overview

TerreStar Corporation (formerly Motient Corporation) was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the integrated satellite wireless communications business through its ownership of TerreStar Networks, its principal operating entity, and TerreStar Global.

Our primary business is TerreStar Networks, a Reston, VA based provider of advanced mobile satellite services for the North American market.

As of September 30, 2008, we have four wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., CCTV Wireless I, LLC, and Port Merger Corporation. MVH Holdings Inc. and Motient Venture Holding Inc. directly hold approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively.  As of September 16, 2008 we sold our remaining interest in SkyTerra.

Overview

TerreStar Networks Inc.

TerreStar Networks is our principal operating entity. In cooperation with its Canadian partner, 4371585 Communications, we plan to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service (“MSS”) using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. Through TerreStar Networks, we are in the process of building our first satellite pursuant to a construction contract with Space Systems/Loral, Inc. (“Loral”). Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with conventionally sized wireless devices currently being developed.

Our ability to offer these services depends on TerreStar Networks’ right to receive certain regulatory authorizations allowing it to provide MSS/ATC in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, in order to provide ATC in the United States and Canada we must file applications separately from our satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain Federal Communications Commission (“FCC”) equipment certifications and similar certifications in Canada.

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

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. ATC authorization provides the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. Our planned network is designed to allow an end user to seamlessly communicate with a terrestrial wireless network or our satellite through a conventional mobile device, optimizing service quality, continuity and geographic coverage.  In June 2009, we plan to launch our first multi-spot beam geostationary satellite, TerreStar-1, which is designed so that the beams can be refocused dynamically. We are also working with vendors to develop our next-generation network.

We believe our network’s satellite and terrestrial mobile capabilities will serve the needs of various users, such as U.S. and Canadian government and emergency first responder personnel who require reliable, uninterrupted and interoperable connectivity that can be provided by an integrated satellite and terrestrial network. In October 2006, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Defense Information System Agency (“DISA”) to jointly develop a North American emergency response communications network. On October 3, 2008 the CRADA was extended for an additional two years. We expect the CRADA to result in the development of products that will mutually benefit us and the U.S. government. We also believe that our planned network will appeal to a broad base of potential end users, customers and strategic partners, including those in the media, technology and communications sectors, logistics and distribution sectors and other sectors requiring uninterrupted wireless service.

Our Relationship with TerreStar Canada and 4371585 Communications

MSV formed TerreStar Networks in 2002 as a wholly-owned subsidiary and subsequently spun TerreStar Networks off to MSV’s owners, which included TMI Communications and Company, Limited Partnership (now known as 4371585 Communications) and TerreStar Corporation or entities controlled by each. As part of the spin-off of TerreStar Networks, TMI Communications became contractually obligated to assign, subject to necessary regulatory approvals, its Industry Canada approval in principle to TerreStar Networks, or to an entity designated by TerreStar Networks that is eligible under Canadian law to hold the approval in principle. TerreStar Networks negotiated and committed, pursuant to a master agreement, to enter into certain transfer agreements with TMI Communications (TMI Communications’ outstanding obligations under the transfer agreements were assumed by 4371585 Communications on December 20, 2007 as the transferee of TMI Communications’ interest in TerreStar Canada Holdings), TerreStar Canada, TerreStar Canada Holdings and certain other related parties (the “Transfer Agreements”) pursuant to which TerreStar will transfer TerreStar-1 to TerreStar Canada and TMI Communications effectuated the transfer of its Industry Canada approval in principle to TerreStar Canada and FCC authorization to TerreStar Networks. TMI Communications’ assignment of its Industry Canada approval to TerreStar Networks was authorized by Industry Canada on April 27, 2007. This authorization transferred the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 degrees west longitude orbital position in order to provide MSS in Canada. On October 10, 2007, Industry Canada clarified that the authorization as transferred included the authority to operate at 111.0 degrees west longitude. In order to comply with Canada’s telecommunications foreign ownership rules, title to TerreStar-1 is expected to be transferred to TerreStar Canada at the time that title would have otherwise transferred to TerreStar Networks under the terms of its satellite construction contract with Loral, as amended.

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

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in proportion to their holdings, the majority of which came from TerreStar Corporation. As of September 30, 2008, TerreStar Corporation owned approximatley 86% of the outstanding shares of TerreStar Global.

Through a wholly-owned subsidiary of TerreStar Global, TerreStar Europe Limited, our goal is to build, own and operate a Pan-European integrated mobile satellite and terrestrial communications network to address public safety and disaster relief as well as provide broadband connectivity in rural regions. As Europe’s first next-generation integrated mobile satellite and terrestrial communication network, TerreStar Europe plans to deliver universal access and tailored applications over a fully-optimized IP network.

On October 7, 2008, TerreStar Europe filed an application with the European Commission for a Pan-European 2 GHz MSS S-band spectrum authorization.  TerreStar Europe has entered into a number of contracts in connection with its application, including contracts for the construction and operation of a satellite and earth station.  We expect that the European Commission will issue such authorizations in 2009.  There can be no assurance that TerreStar Europe will be awarded an authorization.

Current Year’s Developments

Satellite Construction

The TerreStar-1 satellite main body has successfully completed its Thermal Vacuum testing and High Power and Passive Intermodulation testing of the flight model feed array for its 2 GHz mobile S-band satellite service satellite.  TerreStar-1 is now in the final demonstration phase, followed by final assembly and performance testing.

  The TerreStar S-band reflector, which is in an advanced stage of completion, sustained damage during manufacturing at Harris Corporation, the reflector sub-contractor used by Loral.  The Harris Corporation has provided a commitment to complete and ship the reflector to Loral for integration on the TerreStar-1 satellite by March 15, 2009.  Based on this commitment, Loral informed the Company that TerreStar-1 will be ready to ship to the launch provider, Arianespace, in April 2009.  As a result, launch of TerreStar-1 has been postponed from fourth quarter 2008 to second quarter 2009.  Arianespace has confirmed a new launch slot of June 1, 2009 to June 30, 2009.  The Company has sought approval from the Federal Communications Commission (“FCC”) to extend its remaining milestones.  There can be no assurance that such request will be granted.  Industry Canada has granted approval of an extension of its remaining milestone.

 Charges Related to Cost Reduction Actions

In April 2008, we announced that TerreStar Networks would implement certain cost reduction measures which included costs for employee terminations. Additionally, certain contracts and leases were evaluated under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) for their remaining economic benefit and we have established the cease-use-date, and recorded the liability accordingly.  We accounted for these costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits―an Amendment of FASB Statements No. 5 and 43” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,”.  Employee termination benefits costs were accounted for under SFAS No. 112.  We included employee severance, health insurance, and other related payroll benefit costs as employee termination benefit costs.  Contract termination costs are accounted for under SFAS No. 146 which includes costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity.

(in thousands)

Beginning Liability, Jan 1, 2008	$2,332

Employee termination benefit costs	6,480
Contract termination costs	8,156
Reduction in deferred rent	(703)
Lease exit costs	3,371
Total incurred expenses	17,304

Cash expenditures through September 30, 2008	(9,095)

Ending Liability, September 30, 2008 (1)	$10,541

(1)  This total liability is included in current and long term deferred rent of $1.3 million and $3.2 million, respectively, and accrued termination costs in the amount of $6.0 million.

These costs were included in General and Administrative expenses for the nine months ended September 30, 2008.

Acquisitions and Dispositions

 On June 9, 2008, we consummated our acquisition of Port Merger Corporation which was previously owned by Echostar.  Port Merger Corporation holds certain 1.4 GHz licenses.  We issued 30 million shares of our common stock to EchoStar for this acquisition.

Additionally on February 5, 2008, we entered into an agreement with certain affiliates of Harbinger, which provided for the effective purchase of CCTV Wireless I, LLC the holder of certain 1.4 GHz licenses and related intellectual property for the issuance of 1.2 million shares of our Series E junior participating preferred stock, convertible into 30 million shares of our common stock.  On June 9, 2008, we consummated this agreement.

We preliminarily accounted for the costs of the 1.4 GHz licenses acquired from EchoStar and Harbinger based on the fair value of our common stock as of the measurement date, June 9, 2008, in accordance with Emerging Issue Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”   We expect to finalize our accounting for this transaction in the fourth quarter of 2008.  Our Series E preferred stock does not currently trade on the public market; therefore, we measured the costs of the 1.4 GHz licenses acquired from Harbinger based on the fair value of the underlying common shares.  (Of the fees paid the Company allocated $2.9 million in association with the acquisition of the 1.4 GHz spectrum licenses).

We held as an investment approximately 44.3 million shares of non-voting common stock of SkyTerra Communications as an investment as of December 31, 2007.  This was accounted for under the cost method and valued at approximately $325 million.  We also had a corresponding contractual commitment with SkyTerra to dividend 25.5 million of these shares to our shareholders, and had recorded a dividend liability of $183 million as of December 31, 2007 using the same adjusted cost basis as our investment.  In the first quarter of 2008, we sold 14.4 million of our SkyTerra shares to Harbinger for an aggregate sales price of $76 million.  We recognized a loss on this sale of $27 million for the three months ended March 31, 2008.

On September 16, 2008, we sold our remaining 29.9 million shares of SkyTerra for gross proceeds of $124 million.  The Company recognized a loss of approximately $99 million on this transaction.  Affiliates of Harbinger purchased approximately 24 million shares and the remaining shares were sold to other purchasers. A portion of the shares sold to Harbinger were delivered to a collateral agent pending receipt of FCC approval of Harbinger’s pending application to assume control of SkyTerra.

Simultaneously, SkyTerra agreed to waive the contractual requirement for us to dividend 25.5 million shares to our shareholders.  Consequently, we have eliminated the $183 million dividend liability as of September 30, 2008.  We recorded a benefit to Other Income of $78 million as a corresponding offset to the loss on the sale of the SkyTerra shares, and the remaining $105 million was added to Additional Paid-in Capital.

TerreStar also granted to SkyTerra the right to exchange under certain conditions 4,216,270 shares, or approximately 11.1%, of TerreStar Networks Inc. held by SkyTerra, for 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share, with registration rights. TerreStar would also receive 3,126,428 shares of TerreStar’s subsidiary, TerreStar Global Ltd., currently owned by SkyTerra as part of the exchange. If consummated, this exchange would result in TerreStar owning approximately 100% of TerreStar Networks and TerreStar Global.

Long-Term Debt

TerreStar Notes

On February 14, 2007, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured Paid in Kind (“PIK”) Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar Corporation (“EchoStar”). The EchoStar Investment Agreement provided for, among other things, the purchase by EchoStar of $50 million of TerreStar Notes in accordance with the First Supplemental Indenture dated February 7, 2008.

The additional $50 million TerreStar Notes were issued at an Issue Price of 93%, resulting in a discount on debt of $3.5 million. The debt discount is being accreted using the effective interest method over the six year term of the notes. For the three and nine months ended September 30, 2008, the Company accreted approximately $95,000 and $244,000, respectively, of debt discount related to the TerreStar Notes.  No accretion was recognized in 2007.

The TerreStar Notes issued to EchoStar bear interest from the Date of Issuance at a rate of 15% per annum. If certain milestones are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar Notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011.  As of October 1, 2008, we did not meet the Commercial Contract Milestone Date, so the interest rate will increase by 0.5% from that date forward until this milestone is met.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $880.5 million as of September 30, 2008, consisting primarily of satellites under construction, property and equipment and cash and cash equivalents.

On February 15, 2008 and August 15, 2008, $40.5 million and $47.1 million, respectively, of interest was converted into additional TerreStar Notes in accordance with the Indenture agreement. As of September 30, 2008 and December 31, 2007, the carrying value of the TerreStar Notes, net of discount including accrued interest, was $684.7 million and $568.0 million, respectively.

The TerreStar Notes are carried at cost on the condensed consolidated balance sheets. The aggregate fair market value of the TerreStar Notes as of September 30, 2008 and December 31, 2007 is approximately $481.6 million and $599.2 million, respectively.

TerreStar Exchangeable Notes

The EchoStar Investment Agreement also provided for the purchase by EchoStar of $50 million of TerreStar Networks’ newly issued 6.5% Senior Exchangeable PIK Notes due 2014, exchangeable for TerreStar Corporation common stock, at a conversion price of $5.57 per share (the “TerreStar Exchangeable Notes”). In addition, on February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “Harbinger Investment Agreement”), with certain affiliates of Harbinger. The Harbinger Investment Agreement provided for, among other things, purchase by Harbinger of $50 million of TerreStar Exchangeable Notes. In connection with the foregoing transactions, certain of our existing investors entered into separate investment agreements (“Shareholder Investment Agreements”) to purchase in the aggregate $50 million of the TerreStar Exchangeable Notes.

On February 7, 2008, TerreStar Networks issued $150 million aggregate principal amount of TerreStar Exchangeable Notes due 2014 pursuant to an Indenture (the “Exchangeable Note Indenture”), among TerreStar Networks, TerreStar Corporation and certain subsidiaries, as issuer, the guarantors from time to time party thereto (the “Exchangeable Note Guarantors”) and U.S. Bank National Association, as trustee.

The TerreStar Exchangeable Notes bear interest from February 7, 2008 at a rate of 6.5 % per annum, payable quarterly. Until and including June 15, 2011, interest on the TerreStar Exchangeable Notes would be payable in additional TerreStar Exchangeable Notes quarterly, starting March 15, 2008. Thereafter, interest on the TerreStar Exchangeable Notes would be payable in cash quarterly, starting June 15, 2011. The TerreStar Exchangeable Notes are scheduled to mature on June 15, 2014.

The TerreStar Exchangeable Notes would rank senior in right of payment to all existing and future subordinated indebtedness; and pari-passu with all other unsubordinated indebtedness. The TerreStar Exchangeable Notes are guaranteed by subsidiaries of TerreStar Networks.

On March 15, June 15, and September 15, 2008, $1.0 million, $2.5 million and $2.6 million, respectively, of interest was converted into additional TerreStar Exchangeable Notes in accordance with the Exchangeable Note Indenture agreement. As of September 30, 2008, the carrying value of the TerreStar Exchangeable Notes was $156.6 million including accrued interest.  A registration statement has been filed and declared effective.

The TerreStar Exchangeable Notes are carried at cost on the condensed consolidated balance sheets.

TerreStar-2 Purchase Money Credit Facility

On February 5, 2008, we entered into a $100 million TerreStar-2 Purchase Money Credit Facility among TerreStar Networks, as the borrower, the guarantor’s party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

Amounts outstanding under the TerreStar-2 Purchase Money Credit Facility bear interest at a rate of 14% per annum and mature on February 5, 2010. This interest is PIK and accrued to the principal balance of the notes.

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

As of September 30, 2008, the carrying value of the TerreStar-2 Purchase Money Credit Facility, including accrued interest, was $35.5 million.  The TerreStar-2 Purchase Money Credit Facility is carried at cost on the condensed consolidated balance sheets, which approximates fair market value.

Results of Operations—Consolidated

Three and Nine Months Ended September 30, 2008 and 2007

Operating Expenses:

	Three Months Ended September 30,
	2008	2007	Change	% Change
	(in thousands)

General and administrative (1)	$15,776	$28,267	$(12,491)	-44.2%
Research and development (1)	10,409	1,405	9,004	640.9%
Depreciation and amortization	5,691	5,018	673	13.4%
Gain on asset disposal	-	(133)	133	NM
Total operating expenses	$31,876	$34,557	$(2,681)	-7.8%
NM: Not Meaningful

(1)
For the three months ended September 30, 2008 and 2007, general and administrative expense include approximately $5.1 million and $2.3 million, respectively, of stock compensation expense related to employee stock options and director’s compensation expense.  For the three months ended September 30, 2008 and 2007,  research and development expenses include approximately $0.1 million and $0, respectively, of stock compensation expense related to research and development employees.

	Nine Months Ended September 30,
	2008	2007	Change	% Change
	(in thousands)

General and administrative (2)	$77,329	$83,146	$(5,817)	-7.0%
Research and development (2)	62,257	21,146	41,111	194.4%
Depreciation and amortization	16,764	12,959	3,805	29.4%
Loss on impairment of intangibles	-	6,699	(6,699)	NM
Gain on asset disposal	-	(133)	133	NM
Total operating expenses	$156,350	$123,817	$32,533	26.3%
NM: Not Meaningful

(2)
For the nine months ended September 30, 2008 and 2007, general and administrative expense include approximately $6.3 million and $20.6 million, respectively, of stock compensation expense related to employee stock options and director’s compensation expense. For the nine months ended September 30, 2008 and 2007, research and development expenses include approximately $0.2 and $1.4 million, respectively, of stock compensation expense related to research and development employees.

General and administrative:

Our general and administrative expenses decreased by approximately $12.5 million or 44.2% for the three months ended September 30, 2008 as compared to the same period in 2007.  The decrease is primarily attributable to a reduction in spending of approximately $11 million in professional and legal fees and a reduction in salary and other employee related expenses as a result of the reduction in force and other cost cutting initiatives.

Our general and administrative expenses decreased by $5.8 million or 7.0% for the nine months ended September 30, 2008 as compared to the same period in 2007.  The decrease is primarily attributable to a reduction in spending of approximately $12.8 million in professional and legal fees, a $12.1 million reduction in salary and other employee related expenses as a result of the reduction in force and other cost cutting initiatives, offset by an approximate $19.1 million increase in network related expenses.

Research and development costs: Research and development costs increased by $9.0 million and $41.1 million or 640.9% and 194.4%, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007. The increases are primarily due to additional spending on TerreStar’s integrated satellite and terrestrial handset development.

Depreciation and amortization: Depreciation and amortization increased by $0.7 million and $3.8 million or 13.4 % and 29.4%, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007.  During 2008. we engaged in several exchange transactions of our common stock for TerreStar Networks common stock with minority interest shareholders, and depreciable property and equipment increased from $15.1 million as of September 30, 2007 to $21.8 million as of September 30, 2008.

Other Expenses and Income:

	Three Months Ended September 30,
	2008	2007	Change	% Change
	(in thousands)

Interest expense	$(12,359)	$(11,842)	$(517)	4.4%
Interest income	871	2,885	(2,014)	-69.8%
Other income (expense)	264	(1)	265	NM
Equity in losses of MSV	-	(1,595)	1,595	NM
Minority interests in losses of TerreStar Networks	-	4,513	(4,513)	NM
Minority interests in losses of TerreStar Global	-	375	(375)	NM
Loss on investment in SkyTerra	(98,828)	(47,863)	(50,965)	106.5%
Decrease in dividend liability	77,708	30,574	47,134	154.2%
NM: Not Meaningful

	Nine Months Ended September 30,
	2008	2007	Change	% Change
	(in thousands)

Interest expense	$(35,731)	$(43,405)	$7,674	-17.7%
Interest income	3,149	10,500	(7,351)	-70.0%
Other income (expense)	618	(34)	652	NM
Equity in losses of MSV	-	(6,205)	6,205	NM
Loss on investment in SkyTerra	(126,202)	(106,800)	(19,402)	18.2%
Minority interests in losses of TerreStar Networks	10,545	16,786	(6,241)	-37.2%
Minority interests in losses of TerreStar Global	-	1,089	(1,089)	NM
Decrease in dividend liability	77,708	71,047	6,661	9.4%
NM: Not Meaningful

Interest expense:

Interest expense increased by $0.5 million or 4.4% for the three months ended September 30, 2008 as compared to the same period in 2007. The change is primarily attributable to the issuance of additional TerreStar Notes, Exchangeable Notes, and TerreStar-2 Purchase Money Credit Facility during 2008.

Interest expense decreased by $7.7 million or 17.7% for the nine months ended September 30, 2008 as compared to the same period in 2007.  The change is attributed primarily to the write-off of financing fees and call premiums related to the repayment of our Senior Secured Notes in 2007.

Interest income: Interest income decreased by $2.0 million and $7.4 million, or 69.8% and 70.0%, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 due to decreasing interest rates and lower cash balances.

Loss on investment in SkyTerra:  Our loss on our investment in SkyTerra increased by $51.0 million and $19.4 million or by 106.5% and 18.2%, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007.  These losses were a result of the declining value of SkyTerra's stock price. In February 2008, we sold 14.4 million SkyTerra shares, and as a result, we recognized a loss of $27.4 million. In September 2008, we sold the remaining 29.9 million shares of our SkyTerra investment, and we recognized a loss of $99 million.

Minority interest in losses of TerreStar Networks: For the three and nine months ended September 30, 2008, we recorded our net loss by approximately $0 and $10.5 million, respectively, as a result of minority interest in TerreStar Networks.  The cumulative losses have exceeded the minority interest balances and therefore we no longer allocate net losses to our minority interest.

Decrease in dividend liability: Our dividend liability decreased by $47.1 million and $6.7 million, or 154.2% and 9.4%, respectively, during the three months and nine months ended September 30, 2008, as compared to the same period in 2007, due to the elimination of the requirement to dividend our SkyTerra shares to our shareholders as a result of a change in our agreement and subsequent sale of our investment in SkyTerra.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2008, we had $296 million of cash, including restricted cash. Additionally, approximately $66 million remains available under our TerreStar-2 Purchase Money Credit Facility which will provide sufficient funding to complete the construction of our second satellite TerreStar-2.

Our short-term liquidity needs are driven by our satellite system construction contracts, the development of terrestrial infrastructure and networks, the design and development of our handset and chipset, and our ongoing operating expenses. As of September 30, 2008, we have contractual obligations of $157.5 million due within one year, consisting of approximately $123.6 million related to our satellite system, $27.4 million related to our handset, chipset, and terrestrial network, and $6.5 million for operating leases. We expect to spend between $40 and $50 million to obtain satellite launch insurance prior to the launch of our TerreStar-1 satellite.  In addition, TerreStar Europe, a TerreStar Global subsidiary, recently filed an application for the award of S-band spectrum in Europe.  If we are awarded this spectrum, we will need additional funds in TerreStar Global for satellite construction and terrestrial ground network development.  The Company also has preferred stock obligations for its Series A and Series B preferred in the amount of $408 million which, if not converted, will be due on April 15, 2010.

We will need to secure additional funding by early 2010 in order to complete the construction, deployment, and rollout of our planned network and to continue operations.  We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. While we believe that these sources will provide sufficient funding for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all.  For a complete discussion of our risk factors see Part II, Item IA.

Summary of Cash Flows:

	Nine Months Ended
	September 30,

	2008	2007
	(in thousands)

Net cash used in Operating Activities	$(132,651)	$(80,769)
Net cash provided by (used in) Investing Activities	109,108	(177,673)
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	195,732	506,686
Proceeds from TerreStar-2 purchase money credit facility	33,175	-
Repayments of the Senior Secured Notes	-	(200,000)
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(2,363)	(10,723)
Payments for capital lease obligations	(43)	-
Debt and Equity issuance costs and other charges	(1,037)	(14,225)
Net cash provided by Financing Activities	225,464	281,738

Net cash provided by continuing operations	201,921	23,296

Net cash used in discontinued operating activities	(10)	(20)
Net cash provided by discontinued investing activities	2,009	2,617
Net cash provided by discontinued operations	1,999	2,597

Net decrease in cash and cash equivalents	203,920	25,893
Cash and Cash Equivalents, beginning of period	89,134	171,665

Cash and Cash Equivalents, end of period	$293,054	$197,558

Operating Activities

Net cash used in operating activities increased from $80.8 million for the nine months ended September 30, 2007 to $132.7 million for the nine months ended September 30, 2008, as compared to the same period in 2007. The change in operating activities is primarily attributable to a $29.3 million decrease in accounts payable and accrued liabilities and higher operating losses.

Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2008 was $109.1 million as compared to net cash used in investing activities of $177.7 million for the same period in 2007. The increase of $286.8 million in net cash provided by investing activities was primarily attributable to the proceeds of $199.1 million from the sale of SkyTerra shares, a reduction of $8.6 million in payments for satellite construction and a $128.5 million reduction in payments for other capital expenditures.  These increases were offset by a decrease in restricted cash of approximately $45.6 million relating to satellite construction, preferred stock dividend payments, and an escrow required for the senior secured notes repaid in 2007.

Financing Activities

Net cash provided by financing activities decreased by $56.3 million as compared to the same period in 2007. This change is primarily attributable to a decrease in debt proceeds, net of repayments, in the amount of $77.8 million which is offset by a reduction in issuance costs of approximately $13.2 million and dividends paid of $8.4 million.

Debt Obligations

Refer to the discussion in “Current Year's Developments” section regarding the TerreStar Notes, the TerreStar Exchangeable Notes, and the TerreStar-2 Purchase Money Credit Facility.

Contractual Cash Obligations

As of September 30, 2008, TerreStar has preferred stock obligations for its Series A and B preferred stock. If not converted, the entire Series A and B preferred stock amount of $408 million will be due on April 15, 2010. Dividend payments on the Series A and B are due bi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010. Additionally, the Company has the following contractual commitments and debt obligations as of September 30, 2008:

	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
in thousands
Terrestar Satellites (1,2)	$241,978	$123,560	$58,019	$6,339	$54,060
Leases	15,787	6,499	8,816	427	45
Network Equipment and Services	389,664	27,424	362,240	-	-
Debt Obligations (3)	1,699,343	-	6,354	328,181	1,364,808
Total	$2,346,772	$157,483	$435,429	$334,947	$1,418,913

(1)
Includes approximately $6.3 million remaining of construction payments and approximately $55.1 million of orbital incentive payments for TerreStar-1 if the satellite operates properly over its expected life. Additionally, includes approximately $42.5 million remaining of construction payments for TerreStar-2 and approximately $47.8 million of orbital incentives.

(2)	We expect to pay $40-$50 million for satellite launch insurance, which is not under contract and not included in the table.
(3)
Debt Obligations are composed of our $550 million TerreStar Notes due 2014, our $150 million TerreStar Exchangeable Notes due 2014, and our current borrowing under our TerreStar-2 Purchase Money Credit Facility due 2014 for our second satellite plus accrued interest.

Off-Balance Sheet Financing

As of September 30, 2008, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.  Since the date of the Annual Report, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2008, we do not have exposure to market risk associated with activities in derivative financial instruments or derivative commodity instruments. Currently, we invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Management, in assessing its Disclosure Controls and Procedures for 2007, identified a lack of sufficient control in the area of financial reporting. This control weakness allowed for material errors to our financial reports, as previously filed for annual and interim periods to go undetected.

As of December 31, 2007, management identified a lack of sufficient oversight and review as well as a lack of the appropriate number of resources to ensure the complete and proper application of generally accepted accounting principles as it relates to non-routine and complex accounting transactions. Specifically, this material weakness resulted in a number of errors in the preparation of both the interim and annual consolidated financial statements and related disclosures, relating to non routine transactions involving the accounting for both the MSV and SkyTerra investments and certain stock option exchanges. For additional information regarding these errors please refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

This material weakness, if not remediated, has the potential to cause material misstatements in the future, with regard to non-routine and complex accounting transactions.

Based on the COSO criteria in Internal Control—Integrated Framework and because of these material weaknesses, we have concluded that as of December 31, 2007, internal control over financial reporting was not effective. The remediation plans previously disclosed in our Annual Report on Form 10-K, as amended for the year ended December 31, 2007 and summarized below, have not been fully implemented as of September 30, 2008. Accordingly, the internal control over financial reporting continues to be ineffective as of September 30, 2008.

Remediation Efforts to Address Material Weakness

We are in the process of developing and implementing remediation plans to address our material weakness. Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by hiring new personnel with stronger technical accounting skills to address our complex accounting and financial reporting requirements, and by augmenting our existing resources with consultants that have the technical accounting capabilities to assist in the analysis and recordation of non-routine and complex accounting transactions.

•	Improve period-end closing procedures by implementing a monthly hard close process that ensures the timely review and approval of non-routine and complex accounting estimates.

During the latter half of 2007, management augmented the resources in the finance department by utilizing external resources in accounting, financial reporting and technical accounting areas.  During the three months ended September 30, 2008, we hired two additional employees with stronger technical accounting skills.  In addition, beginning with the month of July, we have improved our period-end closing procedures by establishing a monthly hard close process and reporting the results to management and the Board of Directors.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the year ended December 31, 2007 and the three and nine months ended September 30, 2008 present fairly in all material respects the financial condition and results of operations for TerreStar Corporation in conformity with GAAP.

Other than as described above, there have been no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

We Are Not Cash Flow Positive, And We Will Need Additional Liquidity To Fund Our Operations And Fully Fund All Of Our Necessary Capital Expenditures.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. Even if we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet capital expenditures and other non-operating cash expenses, including but not limited to capital expenditures required to complete and launch our satellite currently under construction.  Based on our current business plan, we believe that we have sufficient liquidity required to conduct operations into 2010. We will likely face a cash deficit beyond this unless we obtain additional capital.

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

As of September 30, 2008, we had aggregate contractual payment obligations of approximately $2.3 billion, consisting of $242 million for satellite expenditures, $16 million for lease related expenditures and $390 million for terrestrial network related expenditures, as well as $1.7 billion for debt obligations including interest.

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

In 2005, Loral commenced construction of TerreStar-1, which was originally scheduled to be launched in November 2007. In May 2007, we were notified that Loral revised its expected delivery date of TerreStar-1 from November 2007 to August 2008, causing us to delay our expected launch of TerreStar-1 to September 2008. In February 2008, we were notified that Loral had further revised its expected delivery date of TerreStar-1, pending final testing in April 2008, from August 2008 to November 2008. In June 2008, we were notified that Loral had further revised its expected delivery date of TerreStar-1 from November 2008 to April 2009. Arianespace has confirmed a new launch slot of June 1, 2009 to June 30, 2009. Our remaining FCC milestones require that we launch TerreStar-1 in September 2008 and certify our network operational in November 2008 and our remaining Industry Canada milestone requires that we successfully place the satellite into its assigned orbital position by November 2008. We have sought new milestone dates from the FCC of June 2009 to launch TerreStar-1and August 2009 for certifying our network operational. Industry Canada recently granted an extension to August 2009 to place TerreStar-1 into its assigned orbital position. There can be no assurance that our request to the FCC will be granted.

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

If We Are Unable To Manage Our Growth, We May Not Be Able To Execute Our Business Plan And Achieve Profitability.

In 2006, TerreStar Networks began to experience rapid growth, growing from four employees at December 31, 2005 to 175 employees at December 31, 2007.  In April 2008 we announced the implementation of cost cutting measures including a headcount reduction of 79 management and non-management positions across TerreStar.  We believe that these cost-cutting measures will allow us to continue our operations under our current business plan and meet our capital requirements into 2010.  While we believe that the workforce reductions will not impact our ability to execute our updated business plan, the loss of employee and management resources from our cost-cutting measures may impact our operations.

In addition, in 2006, TerreStar Networks completed the spin-off of its wholly-owned subsidiary, TerreStar Global. TerreStar Global intends to offer an integrated satellite and terrestrial network outside of North America. Some of our employees, including some of our executive officers, perform services for TerreStar Global, which may reduce the time they can devote to our business. Our failure to manage growth effectively could significantly impede our ability to execute our business strategy and achieve profitability.

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

Our common stock is currently trading below $1.00 per share.  Nasdaq has suspended its rules requiring its listed companies to maintain a closing bid price of at least $1.00 until January 16, 2009.  In the event the closing bid price of our common stock is below $1.00 per share for more than 30 consecutive trading days following the lifting of this suspension, our stock could be at risk of being delisted from The Nasdaq Global Market.

In the event that the closing bid price of our stock were to fall below $1.00 for 30 consecutive trading days following January 16, 2009, we would be in danger of having our stock delisted from The Nasdaq Global Market. Delisting could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, delisting or the threat of delisting could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition.

Regulatory Risks

We Could Lose Our FCC Authorization And Industry Canada Approval In Principle And Be Subject To Fines Or Other Penalties.

We must meet significant construction and implementation milestones and comply with complex and changing FCC and Industry Canada rules and regulations to maintain our authorizations to use our assigned spectrum and orbital slot. The remaining milestones in the United States are a successful satellite launch by us by September 2008 and certification that the system is operational by November 2008. The remaining milestone in Canada is successfully placing the satellite into its assigned orbital position by August 2009.  We have sought new milestone dates from the FCC consistent with the current delivery schedule of TerreStar-1.  There can be no assurance that this request will be granted.  Once the system is operational, we will be required to maintain satellite coverage of all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and all regions of Canada that are within the coverage contour described in our Industry Canada approval in principle and, to the extent that we have been granted ATC authority, to provide an integrated MSS service offering in all locations where our ATC is made available. We may not meet these milestones, satisfy these service requirements or comply with other applicable rules and regulations. Non-compliance with these or other conditions, including other FCC or Industry Canada gating or ongoing service criteria, could result in fines, additional conditions, revocation of the authorizations, or other adverse FCC or Industry Canada actions. The loss of our spectrum authorizations would prevent us from implementing our business plan and have a material adverse effect on our financial condition and the amount and value of the collateral pledged to support the TerreStar Notes or Exchangeable Notes.

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

•
TerreStar Networks’ failure to secure the FCC ATC authorization within six months following TerreStar Networks’ certification to the FCC that the TerreStar-1 satellite system is operational and that it has satisfied the final FCC milestone conditioning the FCC MSS S-band Spectrum reservation held by TerreStar Networks; and

•
failure to satisfy the FCC’s implementation milestone to launch the TerreStar−1 Satellite on or prior to September 30, 2008, the FCC’s implementation milestone to certify that the satellite system is operational on or prior to November 30, 2008, or Industry Canada’s implementation milestone to place the TerreStar−1 Satellite into its assigned orbital position on or prior to August 30, 2009, or failure to satisfy any extended deadline issued by the applicable governmental authority of these implementation milestones.

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

Our Use Of The 2 GHz MSS S-band Is Subject To Successful Relocation Of Existing Users.

In the United States, our operations at the 2 GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service, or BAS, licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation, or Sprint Nextel, is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2 GHz MSS S-band licensees must relocate microwave users in the 2 GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2 GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs. Due to the complex nature of the overall 2 GHz MSS S-band relocation and the need to work closely with BAS licensees on band clearing, we may not make sufficient progress in the relocation effort or meet FCC requirements for relocating existing users and the start of our MSS operations in uncleared markets may be delayed. On September 4, 2007, Sprint Nextel and certain broadcaster trade associations asked the FCC for an additional 29 months past the September 7, 2007 deadline to complete the relocation process.  On March 5, 2008, the FCC granted Sprint Nextel’s request but only extended the deadline to complete the relocation process until March 5, 2009. The FCC also permitted certain testing and trials by MSS licensees in 2008 and sought comment on ways in which BAS licensees and MSS licensees could co-exist in the band after January 2009 and before the relocation process is concluded. If Sprint Nextel does not complete clearance of the 2 GHz MSS S-band within a reasonable period of time and/or appropriate sharing procedures cannot be established, our ability to implement our business plan, and our financial condition could be adversely impacted. In Canada, our operations at the 2 GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although there are a small number of users in the 2GHz band, these users must be given a minimum of two years notice by Industry Canada to relocate unless a commercial agreement is reached under which they would move earlier.  Although Industry Canada has given notice to these users that they must relocate within a two year period (expiring in October 2009), if these users are not relocated in sufficient time before the launch of our services, we may not be able to offer our services in certain locations in Canada, which could impair our business plan and materially adversely affect our operations.

Our Service May Cause Or Be Subject To Interference.

We will be required to provide our ATC service without causing harmful interference. In addition, we must accept some interference from certain other spectrum users. For example, the FCC may adopt rules for an adjacent band that do not adequately protect us against interference. In September 2004, the FCC issued an order allowing PCS operation in the 1995-2000 MHz and in June 2008 sought comment on proposed rules. In September 2007 and June 2008, the FCC sought comment on proposed rules for the 2155-2180 MHz bands. Both bands are adjacent to the 2 GHz MSS S-band. If the rules that the FCC adopts for the 1995-2000 MHz and 2155-2180 MHz bands do not adequately protect us against adjacent band interference, our reputation and our ability to compete effectively could be adversely affected. Requirements that we limit the interference we cause, or that we accept certain levels of interference, may hinder satellite operations within our system and may, in certain cases, subject our users to a degradation in service quality, which may adversely affect our reputation and financial condition.

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

All unregistered sales of equity securities that occurred during the third quarter of 2008 were reported on current reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
10.1†
Stock Purchase Agreement dated September 12, 2008 by and among Harbinger Capital Partners Master Fund I, LTD, Harbinger Capital Partners Special Situations Fund, L.P. and Motient Ventures Holdings Inc.

10.2†	Form of Agreement for Transfer and Exchange dated September 12, 2008 between TerreStar Corporation and SkyTerra Communications, Inc.

10.3**	Addendum And Amendment dated April 13, 2007 to Contract Between TerreStar Networks Inc. And Hughes Network Systems, LLC For Design, Development And Supply Of Satellite Base Station Subsystem (S-BSS)

10.4**	Addendum And Amendment dated August 1, 2008 to Contract Between TerreStar Networks Inc. And Hughes Network Systems, LLC For Design, Development And Supply Of Satellite Base Station Subsystem (S-BSS)

31.1†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of President (principal executive officer).

31.2†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Executive Vice President and Chief Financial Officer (principal financial officer).

32†
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of President, (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer).

†	Filed herewith.

**	Filed herewith and pursuant to a confidential treatment request for certain portions of this document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRESTAR CORPORATION
(Registrant)

/s/ NEIL L. HAZARD
Neil L. Hazard
Executive Vice President and Chief Financial Officer

Dated: November 10, 2008