Form 10-K/A
period 2007-12-31
TERRESTAR CORP
filed 2009-02-26
CIK 913665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 4 )

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

There were 121,858,338 shares of TerreStar Corporation Common Stock outstanding as of February 19, 2009.

EXPLANATORY NOTE

This Amendment No. 4 on Form 10-K/A (“Amendment No. 4”) amends the Annual Report on Form 10-K of TerreStar Corporation (“TerreStar” or the “Company”)  for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (the “Original Filing”) as amended by (i) Amendment No. 1 to the Original Filing (“Amendment No. 1”) filed with the SEC on April 29, 2008, (ii) Amendment No. 2 to the Original Filing (“Amendment No. 2”) filed with the SEC on May 7, 2008, and (iii) Amendment No. 3 to the Original Filing (“Amendment No. 3”) filed with the SEC on May 12, 2008.  The Company is filing this Amendment to correct an error in the number of shares of the Company’s common stock beneficially owned by one of the Company’s stockholders in the Beneficial Ownership Table included in Item 12 of Part III of Amendment No. 1. In connection with the filing of this Amendment No. 4 and pursuant to the rules of the SEC, we are including with this Amendment No. 4 certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing as amended by Amendment No. 1, Amendment No. 2 and Amendment No.3.

PART III

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

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (that is, the power to dispose of, or to direct the disposition of, a security).  In addition, a person is deemed, as of any date to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.  The number of shares beneficially owned by each stockholder is determined according to the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under the current rules, “beneficial ownership” includes any shares as to which the individual or entity has sole ore shared voting power or investment power.  As a consequence, several persons may be deemed to be the “beneficial owners” of the same securities.

Unless otherwise noted, each of the stockholders named in this table has sole voting and investment power with respect to the shares of common stock shown as “beneficially owned.”  The percentage ownership of each stockholder is calculated based on 90,977,073 shares of common stock outstanding as of April 22, 2008 plus, for each stockholder and only that stockholder, any additional shares of common stock of which a stockholder is deemed, as of any date, to have “beneficial ownership” by having the rights to acquire such shares of common stock within 60 days after such date.

Name	Shares Owned	Percent of Class+

Neil Hazard (1)	231,333	*
Jeffrey Epstein (1)	61,075	*
Dennis Matheson (1)	180,167	*
David Andonian (Director) (2)	36,000	*
William Freeman (Director) (1)	35,600	*
David Rayner (Director)	--	--
Jacques Leduc (Director) (2)	36,000	*
Eugene Davis (Director)	--	--
David Meltzer (Director) (3)	31,000	*
Dean Olmstead (Director)	--	--
Current Directors and Officers as a Group (10 persons) Other 5% Stockholders	611,175	*
Harbert Management Corporation (4)	40,921,029	42.9
EchoStar Corporation (5)	38,970,000	30.0
Solus Alternative Asset Management LP (6)	11,131,146	11.7
Intrepid Capital Advisors (7)	5,813,845	6.4
Tudor Investment Corporation (8)	5,687,814	6.3
Goldman Sachs (9)	4,608,469	5.1
BCE, Inc. (10)	4,531,213	5.0

  *      Less than 1%
(1)	Share ownership reflects options to purchase shares of our common stock (“Common Shares”) exercisable within 60 days of the date hereof.
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

(5)
Assumes conversion of $50,000,000 of Exchangeable Notes into 8,970,000 Common Shares at the current exchange ratio of 179.4.  Also assumes that the Company exercises its option to purchase the 1.4 GHz Band Spectrum from EchoStar in exchange for 30,000,000 Common Shares.  The mailing address for EchoStar Corporation is 90 Inverness Circle E, Englewood, CO  80112.

(6)
Solus Alternative Asset Management LP.   Assumes conversion of $22,500,000 of Exchangeable Notes into 4,036,500 Common Shares.   Pursuant to a Schedule 13G/A filed on February 14, 2008, as filed with the Commission, Solus Alternative Asset Management LP reported that as of December 31, 2007 its share ownership includes 6,725,000 Common Shares and 1,860,000 Common Shares issuable upon conversion of shares of Series B Preferred Stock.  The mailing address for Solus Alternative Asset Management LP is 430 Park Avenue, New York, NY  10022.

(7)
Funds affiliated with Intrepid Capital Advisors LLC and Intrepid Fund Management LLC.  Pursuant to a Schedule 13G/A filed on February 14, 2008, as filed with the Commission, as of December 31, 2007 Intrepid Capital Advisors, as the general partner of Intrepid Capital Fund (QP), L.P., and Bluenose Capital Fund (QP), L.P beneficially owned 2,265,131 Common Shares.  Additionally, Intrepid Fund Management, LLC, the investment manager of Intrepid Capital Fund (Offshore) Ltd., Intrepid Enhanced Alpha Master Fund, Ltd., and Bluenose Capital Fund (Offshore) Ltd beneficially owned 3,548,714 Common Shares.  Steven Shapiro, individually, as Manager of Intrepid Capital Advisors, LLC, and Intrepid Fund Management LLC beneficially owns 5,813,845 Common Shares.  The mailing address of Intrepid Capital Advisors LLC is 360 Madison Ave., 21st Floor, New York, NY  10017.

4

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

(9)
Funds affiliated with Goldman Sachs.  Pursuant to a Schedule 13G filed on February 11, 2008, as filed with the Commission, 4,608,469 Common Shares were beneficially owned by Global Securities Services, a separate business unit within and across Goldman, Sachs & Co. and Goldman Sachs International, each of which is a direct or indirect subsidiary of The Goldman Sachs Group, Inc. (“GSS”),  resulting from GSS holding title to such securities as a secured creditor under a transfer of title financial collateral arrangement under English Law.  This filing did not reflect securities, if any, beneficially owned by any other separate business units of Goldman, Sachs & Co, Goldman Sachs International and/or GSS whose ownership is disaggregated from that of GSS in accordance with the SEC Release No. 34-39538.  GSS disclaims beneficial ownership of any securities beneficially owned by any client accounts with respect to which GSS or its employees have voting or investment discretion, or both.  The mailing address of Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. is 85 Broad Street, New York, NY 10004 and the mailing address of Goldman Sachs International is 133 Fleet Street, London EC4A ZBB, England.

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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRESTAR CORPORATION

By	/s/ Jeffrey W. Epstein
Jeffrey W. Epstein
President

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as of February 26, 2009.

/s/ Jeffrey W. Epstein	President
Jeffrey W. Epstein	(principal executive officer)

/s/ Vincent Loiacono	Chief Accounting Officer
Vincent Loiacono	(principal financial and accounting officer)

*	Chairman of the Board
William Freeman

*	Director
David Andonian

*	Director
Eugene Davis

*	Director
Jacques Leduc

*	Director
David B. Meltzer

*	Director
Dean Olmstead

*	Director
David Rayner

*      By Power of Attorney

6

EXHIBIT INDEX

31.1	-	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	-	Certification of the principal financial officer and principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

7