Form 10-K
period 2008-12-31
TERRESTAR CORP
filed 2009-03-12
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of TerreStar Corporation Common Stock held by non-affiliates as of June 30, 2008 (the last business day of the most recently completed second quarter) was approximately $217.2 million. For purposes of this calculation, affiliates represent only holders of more than 10% of TerreStar Corporation Common Stock and Common Stock held by Directors and Officers.

There were 122,628,088 shares of TerreStar Corporation Common Stock outstanding as of March 10, 2009.

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

Basis of Presentation

In this report:

•	the terms “we”, “our”, and “us” refer to TerreStar Corporation and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

•	“TerreStar Networks” refers to TerreStar Networks Inc., an indirect, majority-owned subsidiary of TerreStar Corporation.

•	“BCE” refers to BCE Inc., a Canadian corporation.

•	“TerreStar Canada Holdings” refers to TerreStar Networks Holdings (Canada) Inc., a Canadian corporation and parent company of TerreStar Canada.

•	“TerreStar Canada” refers to TerreStar Networks (Canada) Inc., a Canadian corporation.

•	“SkyTerra” refers to SkyTerra Communications, Inc.

•	“MSV” refers to Mobile Satellite Ventures LP, now known as SkyTerra.

•	“TerreStar Global” refers to TerreStar Global Ltd., an indirect, majority-owned subsidiary of TerreStar Corporation.

•	“TerreStar Europe” refers to TerreStar Europe Ltd., a wholly-owned subsidiary of TerreStar Global.

•	“Harbinger” refers to Harbinger Capital Partners and Harbinger Capital Management.

PART I

Item 1.	Business

General

TerreStar Corporation (formerly Motient Corporation) was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the integrated satellite wireless communications business through its ownership of TerreStar Networks, its principal operating entity, and TerreStar Global.

TerreStar Networks, in cooperation with its Canadian partner, 4371585 Canada and Company, Limited Partnership (“4371585 Canada”), formerly TMI Communications and Company, Limited Partnership (“TMI Communications”), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service (“MSS”) using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. Through TerreStar Networks, we are in the process of building our first satellite pursuant to a construction contract with Space Systems/Loral, Inc. (“Loral”). We currently expect to launch our TerreStar-1 satellite in second quarter of 2009. Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with conventionally sized wireless devices currently being developed by our vendors.

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

As of December 31, 2008, we have four wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., CCTV Wireless I, LLC, and Port Merger Corporation. MVH Holdings Inc. and Motient Ventures Holdings Inc., a wholly owned subsidiary of MVH Holdings Inc., directly hold approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively.

Narrative Description of the Business

TerreStar Networks Inc.

TerreStar Networks is our principal operating entity. In cooperation with its Canadian partner, 4371585 Canada, we plan to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering MSS using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ATC, we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. Through TerreStar Networks, we are in the process of building our first satellite pursuant to a construction contract with Loral. Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with conventionally sized wireless devices currently being developed by our vendors.

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

TerreStar Networks was initially created as a subsidiary of SkyTerra, formerly known as MSV, established to, among other things, develop a satellite communications system using the S-band. On May 11, 2005, we acquired our ownership interest in TerreStar Networks when, in conjunction with a spin-off of TerreStar Networks to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar Networks common stock. In conjunction with this transaction, TerreStar Networks also entered into an agreement with MSV’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

Since May 11, 2005, we have consolidated TerreStar Networks financial results in our financial statements.

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. ATC authorization provides the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. Our planned network is designed to allow an end user to seamlessly communicate with a terrestrial wireless network or our satellite through a conventional mobile device, optimizing service quality, continuity and geographic coverage. In the second quarter of 2009, we plan to launch our first multi-spot beam geostationary satellite, TerreStar-1, which is designed so that the beams can be refocused dynamically. We are also working with vendors to develop our next-generation network.

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

Our Network

We believe that building a next-generation all IP-based network with flexible architecture will create significant advantages over existing wireless networks. An important element of our approach to network technology is the achievement of “transparency.” Transparency means that devices on our network have similar size, weight, functionality and aesthetics as current standard wireless or emerging data devices and will be able to communicate with both terrestrial and satellite networks without bulky external hardware. Historically, MSS-only networks have not been able to achieve transparency because the space segments lacked sufficient power and receiver sensitivity to enable communications with traditional wireless equipment. We believe that MSS operators without ATC networks or MSS operators contemplating ATC networks without transparency may not be able to partner with large-scale manufacturers to offer appealing low-cost user devices and may not be able to attract substantial volumes of users. As a result, these types of networks may not be able to support the device and service pricing we believe will be enabled by our network.

Our core network strategy is based on three elements:

•	the space segment;

•	the terrestrial network; and

•	a universal chipset architecture to be integrated into a wide range of mobile devices.

Space Segment

TerreStar-1. In 2005, Loral commenced construction of our first multi-spot beam geostationary satellite, TerreStar-1, which was originally scheduled to be launched in November 2007, but has been subject to a series of delivery delays. In June 2008, we were notified that Loral had revised its expected delivery date of TerreStar-1 from November 2008 to April 2009. Our remaining FCC milestones require that we launch TerreStar-1 in June 2009 and certify our network operational in August 2009, and our remaining Industry Canada milestone requires that we successfully place the satellite into its assigned orbital position by August 2009.

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

Under the terms of the TerreStar-1 construction contract, as amended in December 2007 (the “TS-1 Agreement”), the overall price for TerreStar-1 is approximately $221 million, of which our outstanding contractual obligation as of December 31, 2008 was $4.6 million. In addition to the purchase price, we will pay orbital performance incentive, or OPI, payments of up to $38 million, not including interest, if certain performance criteria are met during the intended 15-year design life of the satellite. We have the right to terminate our agreement with Loral for convenience in whole or in part upon thirty days’ notice, but if we choose to do so, certain substantial termination liability charges will apply.

TerreStar-2. In August 2006, in an effort to continue to meet our regulatory requirements and business objectives, we exercised our contractual right with Loral to order our second satellite, TerreStar-2, under the TerreStar-2 construction contract, as amended in December 2007 (the “TS-2 Agreement”). TerreStar-2, which is intended to be a ground spare, is identical to the TerreStar-1 satellite. Construction of TerreStar-2 commenced in September 2006. The firm fixed price for the TerreStar-2 satellite deliverables under the TS-2 Agreement, is $192 million, of which, we have paid Loral $149 million as of December 31, 2008. Scheduled payments in 2009 total $33 million. In addition to the firm fixed price, the TS-2 Agreement also includes OPI payments of up to

$33 million, not including interest, over the life of the satellite, of which $16.5 million is covered by TerreStar-2 Purchase Money Credit Agreement (“Credit Agreement”). We are working with Loral to ensure that completion of the construction of TerreStar-2 is closely synchronized with our needs and resources.

Satellite launch services. In November 2006, we entered into a $138 million launch services contract with Arianespace that entitled us to a launch window for the launch of TerreStar-1, with an option to purchase two additional satellite launches at fixed prices. As of December 31, 2008, we had contractual obligations outstanding of $28 million on this agreement. Arianespace has moved our launch slot for TerreStar-1 to June 1, 2009 through June 30, 2009 to accommodate Loral’s new scheduled delivery date.

Other components of our space segment. In 2005, we entered into a $38 million agreement with Hughes Network Systems, LLC (“Hughes”) for the design, development and delivery of a satellite beam access system (“SBAS”) that includes ground based beam forming equipment (“GBBF”) and two satellite earth stations to be located in Las Vegas, Nevada and Allan Park, Ontario, Canada (the “SBAS Agreement”). As of December 31, 2008, we paid approximately $29 million to Hughes under this contract. The contract has been amended several times to increase its value by $8 million. As of December 31, 2008 we have paid approximately $5 million of the increased $8 million amendment. In December 2006, we entered into a $4 million site-hosting agreement with Hughes, which provides for the physical location of, and services related to, our earth station in Las Vegas, Nevada. We also have entered into a site-hosting agreement with Telesat, which provides for the physical location of, and services related to, our earth station in Allan Park, Ontario, Canada.

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

Our Terrestrial Network

We have designed and can deploy a flexible and upgradeable integrated terrestrial network with a next-generation Operational Support System (“OSS”) and Business Support System (“BSS”) that will optimize seamless interoperability between our satellite and terrestrial network and enable us to dynamically prioritize the traffic of specific end users. Our plan is to minimize capital expenditures in our terrestrial network roll-out through roaming agreements and strategic partnerships with existing communications providers.

Our Universal Chipset

We have entered into contracts with vendors including Elektrobit (“EB”) Corporation, Comneon GmbH/Infineon Technologies AG, Hughes Network Systems LLC and Qualcomm Incorporated to provide us with a universal chipset architecture that can be incorporated into a wide range of mobile devices, including small, lightweight and inexpensive handsets. We believe that the proximity of our spectrum frequency to that used by existing wireless service providers will result in certain benefits, such as lower development costs, shorter development cycles and a higher likelihood of mass adoption at low incremental cost per device. Once fully-developed, we believe that our planned universal chipset architecture will enable a full range of off-the-shelf devices for use on our network. We believe our customers will have the ability to develop and deploy differentiated services due to our planned open network and systems architecture, as well as the potential ability to choose from an expanded selection of end-user devices.

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

Our Relationship with TerreStar Canada and 4371585 Canada

MSV formed TerreStar Networks in 2002 as a wholly-owned subsidiary and subsequently spun TerreStar Networks off to MSV’s owners, which included TMI Communications (now known as 4371585 Canada) and TerreStar Corporation or entities controlled by each. As part of the spin-off of TerreStar Networks, TMI Communications became contractually obligated to assign, subject to necessary regulatory approvals, its Industry Canada approval in principle to TerreStar Networks, or to an entity designated by TerreStar Networks that is eligible under Canadian law to hold the approval in principle. TerreStar Networks negotiated and committed, pursuant to a master agreement, to enter into certain transfer agreements with TMI Communications (TMI Communications’ outstanding obligations under the transfer agreements were assumed by 4371585 Canada on December 20, 2007 as the transferee of TMI Communications’ interest in TerreStar Canada Holdings), TerreStar Canada, TerreStar Canada Holdings and certain other related parties (the “Transfer Agreements”) pursuant to which TerreStar Networks will transfer TerreStar-1 to TerreStar Canada and TMI Communications effectuated the transfer of its Industry Canada approval in principle to TerreStar Canada and FCC authorization to TerreStar Networks. TMI Communications’ assignment of its Industry Canada approval to TerreStar Canada was authorized by Industry Canada on April 27, 2007. This authorization transferred the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 degrees west longitude orbital position in order to provide MSS in Canada. On October 10, 2007, Industry Canada clarified that the authorization as transferred included the authority to operate at 111.0 degrees west longitude. In order to comply with Canada’s telecommunications foreign ownership rules, title to TerreStar-1 is expected to be transferred to TerreStar Canada at the time that title would have otherwise transferred to TerreStar Networks under the terms of its satellite construction contract with Loral, as amended.

The Transfer Agreements also provide for, among other things, the license of certain intellectual property rights to TerreStar Canada, the grant to TerreStar Networks of an indefeasible right to use capacity on TerreStar-1, and the provision by TerreStar Networks to TerreStar Canada of various consulting and other services.

TerreStar Networks owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by 4371585 Canada. TerreStar Networks’ interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum foreign ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules. Effective January 1, 2008, TerreStar Corporation’s consolidated financial statements include TerreStar Canada, which is considered a variable interest entity under Financial Accounting Standards Boards Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN46R”).

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

Effective December 20, 2007, BCE completed a restructuring which resulted in TMI Communications, a wholly owned subsidiary of BCE, transferring all of its shares of TerreStar Canada Holdings to 4371585 Canada. 4371585 Canada is also a wholly-owned subsidiary of BCE.

In connection with the restructuring, TMI Communications entered into an Agreement to be Bound and Release dated December 20, 2007 pursuant to which TMI Communications agreed to transfer to 4371585 Canada its 66 2/3% interest in TerreStar Canada Holdings and 4371585 Canada agreed to become bound by the terms and conditions of the TerreStar Canada Shareholders’ Agreement. Further, pursuant to the Agreement to be Bound and Release, each of the parties to the TerreStar Canada Shareholders’ Agreement released and discharged TMI Communications from its obligations under the TerreStar Canada Shareholders’ Agreement.

TMI Communications also entered into a Joinder Agreement dated December 20, 2007 with 4371585 Canada, TerreStar Networks, TerreStar Canada and TerreStar Corporation, pursuant to which 4371585 Canada agreed to be bound by the terms and conditions of the Transfer Agreements to which TMI Communications was a party including, but not limited to, the TMI Guarantee, and the parties thereto agreed to release and discharge TMI Communications from its obligations under such Transfer Agreements.

On January 16, 2009, TerreStar Networks entered into a master agreement (the “Agreement”) with Trio 2 General Partnership (“Trio”) and certain other parties, pursuant to which, subject to the satisfaction of a number of conditions, including the receipt of necessary governmental approvals from Industry Canada and obtaining certain third party consents, Trio (through a wholly-owned subsidiary) will purchase the 66 2/3% voting equity stake in TerreStar Canada Holdings currently held by 4371585 Canada. Trio and TerreStar Networks will enter into a series of agreements that will be materially similar to the Transfer Agreements. TerreStar Networks will retain its existing 33 1/3% voting equity ownership of TerreStar Canada Holdings. Trio is majority-owned by certain managing partners of Trio Capital Inc., a Canadian investment firm, including Jacques Leduc. Mr. Leduc is also a member of the board of directors and a member of the nominating committee.

TerreStar Canada Shareholders’ Agreement

The TerreStar Canada Shareholders’ Agreement dated April 5, 2007 among TerreStar Networks, 4371585 Canada (as the assignee of TMI Communications), TerreStar Canada and TerreStar Canada Holdings sets forth certain terms of operation for TerreStar Canada and TerreStar Canada Holdings. Under the TerreStar Canada Shareholders’ Agreement, the board of directors of TerreStar Canada Holdings is composed of five directors, of whom 4371585 Canada is entitled to appoint three directors and TerreStar Networks is entitled to appoint two directors. The board of directors of TerreStar Canada is composed of five directors, of whom TerreStar Canada Holdings is entitled to appoint four directors and TerreStar Networks is entitled to appoint one director. All decisions of the boards of directors of TerreStar Canada and TerreStar Canada Holdings are decided by a simple majority of directors. However, the affirmative vote of the holders of more than 80% of the common shares of TerreStar Canada and the holders of more than 66 2/3% of the common shares of TerreStar Canada Holdings is required for major corporate actions, including, but not limited to: the entering into, amendment, renewal, assignment or termination of any material agreement in excess of $500,000 Canadian; any change in the articles of incorporation, by-laws or other documents of TerreStar Canada or TerreStar Canada Holdings; any material change in the scope and nature of TerreStar Canada Holdings’ or TerreStar Canada’s business or operations; subject to certain exceptions, the approval in principle, issuance, sale or grant of any securities of TerreStar Canada or TerreStar Canada Holdings; subject to certain exceptions, the incurrence of any indebtedness or the making of any capital expenditures, pledges, or asset sales in excess of $500,000 Canadian by TerreStar Canada or TerreStar Canada Holdings; the entering into of any merger, consolidation or other corporate re-organization by TerreStar Canada or TerreStar Canada Holdings; and the declaration of dividends by TerreStar Canada or TerreStar Canada Holdings. TerreStar Networks has no negative approval rights with respect to appointment or termination of senior officers or creation of budgets for TerreStar Canada or TerreStar Canada Holdings.

Under the TerreStar Canada Shareholders’ Agreement, TerreStar Networks is obligated to fund any operating cash shortfalls at TerreStar Canada upon the request of TerreStar Canada, so long as the provision of such funding does not conflict with applicable Canadian regulatory requirements, the operating budget then in effect and for the succeeding two years is reasonably acceptable to TerreStar Networks, and TerreStar Canada has conducted its business in material compliance with the budget then in effect and for the preceding two years. Such funding may be in the form of a contribution to TerreStar Canada’s capital in the form of non-voting common shares or a loan that may be convertible into equity of TerreStar Canada. TerreStar Networks’ obligation to fund any operating cash shortfalls at TerreStar Canada ceases upon a change of control of TerreStar Canada, provided that a transfer of 4371585 Canada’s interest in TerreStar Canada Holdings to certain affiliates or other entities related to BCE will not constitute a change of control for this purpose. Neither 4371585 Canada nor BCE has any obligation to provide financial support to TerreStar Canada Holdings or TerreStar Canada.

The TerreStar Canada Shareholders’ Agreement also provides that in the event that any controlling shareholder of 4371585 Canada or BCE, or any affiliate of the foregoing or any person controlled by any of the foregoing, each referred to as a BCE Group Member, wishes to transfer its interest in 4371585 Canada or a BCE Group Member to a non-affiliated third party and, at the time of such proposed transfer such BCE Group Member owns shares of TerreStar Canada Holdings, TerreStar Networks may, subject to applicable law and Canadian regulatory requirements, purchase or designate an eligible entity to purchase, all (but not less than all) of the shares of TerreStar Canada Holdings so owned by 4371585 Canada or the BCE Group Member at a purchase price equal to the stated capital.

Under the TerreStar Canada Shareholders’ Agreement and subject to Industry Canada approval, TerreStar Networks has the right, subject to applicable law and regulations, to purchase directly, or to designate an eligible purchaser to purchase, all (but not less than all) of 4371585 Canada’s and every other BCE Group Member’s equity interests in TerreStar Canada Holdings for a purchase price equal to the greater of the fair market value of such shares on the date TerreStar Networks provides notice of its election to purchase the shares and $3.5 million for each year from the Disposition Date (as defined below) until the closing occurs, with partial years prorated, or the Designated Price.

The TerreStar Canada Shareholders’ Agreement provides that, for a period of 90 days after the later of (1) the date on which 4371585 Communications no longer owns at least 90% of the shares of TerreStar Canada that it owned on June 15, 2006 (or in certain circumstances, shares of TerreStar Corporation received by 4371585 Communications in exchange for TerreStar Networks shares), or the Disposition Date, and (2) July 31, 2008, 4371585 Communications and every other BCE Group Member then holding shares of TerreStar Canada Holdings have the right, subject to applicable law and regulations, to require TerreStar Networks to either purchase directly, or to designate an eligible purchaser to purchase, all (but not less than all) of 4371585 Communications’ and every other BCE Group Member’s interests in TerreStar Canada Holdings for a purchase price equal to the greater of (1) the fair market value of such shares on the date of notice of the exercise of such option and (2) the Designated Price for each year from the Disposition Date. If 4371585 Canada and every other BCE Group Member do not exercise their put right within the 90-day period, they may not exercise the right again for a period of two years.

In the event applicable law or Canadian regulatory requirements are amended to allow TerreStar Networks to own a larger equity interest in TerreStar Canada Holdings, 4371585 Canada or a BCE Group Member will be required to transfer to TerreStar Networks such shares of TerreStar Canada Holdings that it owns as are permitted under the new requirements for an amount equal to the greater of (1) the fair market value of such shares and (2) the Designated Price.

TerreStar Networks and 4371585 Canada also will each have the right, subject to applicable law and regulations, to purchase directly, or to designate an eligible purchaser to purchase, the other party’s interests in TerreStar Canada and/or TerreStar Canada Holdings at the stated capital of such interests upon the insolvency or bankruptcy of such other party.

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

TMI Guarantee

TerreStar Networks entered into the TMI Guarantee and Share Pledge Agreement on April 5, 2007, or the TMI Guarantee, with TMI Communications pursuant to which TMI Communications guaranteed to TerreStar Networks the full and punctual performance of its obligations together with the obligations of TerreStar Canada Holdings and TerreStar Canada, as applicable, under the TerreStar Canada Shareholders’ Agreement, the Rights and Services Agreement, the Satellite Delivery Agreement (as defined below), the IRU Agreement (as defined below) and the TerreStar Canada IP License Agreement (as defined below). As noted above, the obligations of TMI Communications under the TMI Guarantee have been assumed by 4371585 Canada’s liability under the TMI Guarantee will be limited to its shareholdings in TerreStar Canada Holdings together with any dividends, distributions or other proceeds related thereto that accrue after an event of default under the TMI Guarantee. The TMI Guarantee does not guarantee payment of the TerreStar Notes and does not guarantee that all necessary regulatory approvals will be obtained.

TerreStar Canada Guarantee

TerreStar Canada entered into the TerreStar Canada Guarantee on April 5, 2007 in TerreStar Networks’ favor pursuant to which TerreStar Canada has guaranteed to TerreStar Networks the performance of its obligations, together with the obligations of TerreStar Canada Holdings and 4371585 Canada, under the TerreStar Canada Shareholders’ Agreement and the TMI Guarantee. As security for this guarantee obligation,

TerreStar Canada granted to TerreStar Networks a security interest in all of its tangible and intangible (to the extent assignable) personal property pursuant to an Amended and Restated Security Agreement dated May 24, 2007, or the TerreStar Canada Security Agreement. Such security interest will be junior to the security interest granted in favor of the holders of the TerreStar Notes and the TerreStar Exchangeable Notes. TerreStar Networks also has recourse under the TerreStar Canada Security Agreement in the event of breaches under certain of the other Transfer Agreements committed by TerreStar Canada, TerreStar Canada Holdings or 4371585 Canada.

Other Transfer Agreements

Under certain of the Transfer Agreements, TerreStar Networks is required to release 4371585 Canada (and its affiliates) from certain liabilities and provide comprehensive indemnification to 4371585 Canada (and certain of its related parties including TerreStar Canada) in various instances including, without limitation, with respect to certain tax liabilities associated with the TerreStar Canada joint venture.

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

In the event that TerreStar Networks is unable to affect the relevant Transfer Agreements with 4371585 Canada, TerreStar Canada and the other parties thereto, TerreStar Networks may need to enter into arrangements with another Canadian owned and controlled entity, so that TerreStar-1 will be transferred to an entity that satisfies Canada’s telecommunications foreign ownership rules. This would also require TerreStar Networks to negotiate and enter into amendments to the Transfer Agreements.

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

Current Year’s Developments

The TerreStar-1 satellite main body has successfully completed its Thermal Vacuum testing and High Power and Passive Intermodulation testing of the flight model feed array for its 2GHz mobile S-band satellite service satellite. TerreStar-1 is now in the final demonstration phase, followed by final assembly and performance testing.

In June 2008, the TerreStar-1 S-band reflector sustained damage during manufacturing at Harris Corporation, the reflector sub-contractor used by Loral. The Harris Corporation has provided a commitment to complete and ship the reflector to Loral for integration on the TerreStar-1 satellite by March 15, 2009. Based on this commitment, Loral informed us that TerreStar-1 will be ready to ship to the launch provider, Arianespace, in April 2009. As a result, launch of TerreStar-1 has been postponed from fourth quarter 2008 to second quarter 2009. Arianespace has confirmed a new launch slot of June 1, 2009 to June 30, 2009.

Acquisitions, Dispositions and Recent Financings

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

The Harbinger Investment Agreement provides for, among other things, purchase by Harbinger of $50 million of TerreStar Exchangeable Notes and a commitment to lend $50 million to TerreStar Networks pursuant to the Credit Agreement described below.

In connection with the foregoing transactions, certain of our existing investors entered into separate investment agreements (“Shareholder Investment Agreements”) to purchase in the aggregate $50 million of the TerreStar Exchangeable Notes.

On February 5, 2008, EchoStar, TerreStar Corporation and TerreStar Networks also entered into a Spectrum Agreement (the “EchoStar Agreement”), which provided for the lease to TerreStar Corporation of EchoStar’s current holdings of 1.4GHz spectrum licenses with an option to acquire the special purpose company through which EchoStar holds these licenses (Port Merger Corporation) in exchange for the issuance of 30 million shares of common stock of TerreStar Corporation.

On May 21, 2008, we exercised our option to acquire Port Merger Corporation. On June 10, 2008, we issued 30 million shares of our common stock to EchoStar.

On February 5, 2008, we also entered into a Spectrum Contribution Agreement (the “Harbinger Contribution Agreement”), with Harbinger, which provided that, following shareholder approval, Harbinger would assign to TerreStar Corporation its rights to certain 1.4GHz spectrum licenses with an option to purchase these licenses in exchange for the issuance of 1.2 million of TerreStar Corporation’s Series E Junior Participating Preferred Stock, par value $0.01 per share, convertible into 30 million shares of TerreStar Corporation common stock (the “Junior Preferred”).

On June 9, 2008, we issued 1.2 million shares of our Series E Junior Participating preferred stock to Harbinger, convertible into 30 million shares of our common stock for the effective purchase of CCTV Wireless, LLC, the holder of certain 1.4GHz licenses. The transaction was consummated on June 10, 2008. Our Series E preferred stock does not currently trade on the public market; therefore, we measured the costs of the 1.4GHz licenses acquired from Harbinger based on the fair value analysis of the spectrum performance by a valuation consultant.

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

Aggregate gross proceeds to TerreStar Networks from these transactions were approximately $297 million in cash, of which approximately $197 million was made available at closing and the balance of which will be dedicated to funding the TerreStar-2 satellite under the Credit Agreement (defined below). In addition to shareholder approval, the spectrum transactions were subject to certain government approvals.

As a result of this transaction, the Boards of Directors of both TerreStar Corporation and TerreStar Networks were expanded to eight members and, depending on stock holdings, EchoStar and Harbinger each have the right to nominate up to two members of each board. On February 5, 2008, we entered into a $100 million Purchase Money Credit Agreement (the “Credit Agreement”), among TerreStar Networks, as the borrower, the guarantors party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders. Amounts outstanding under the Credit Agreement bear interest at a rate of 14% per annum.

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

We held approximately 44.3 million shares of non-voting common stock of SkyTerra Communications as of December 31, 2007. This was accounted for under the cost method and valued at approximately $325 million. We also had a corresponding contractual commitment with SkyTerra to distribute 25.5 million of these shares to our shareholders, and had recorded a dividend liability of $183 million as of December 31, 2007 using the same adjusted cost basis as our investment.

On February 6, 2008, TerreStar Corporation, MVH Holdings Inc. and Harbinger Capital Partners Fund I, L.P. entered into a Stock Purchase Agreement pursuant to which TerreStar Corporation sold 14.4 million shares of non-voting common stock of SkyTerra to Harbinger Capital Partners Fund I, L.P. for an aggregate sale price of $76.4 million. TerreStar Corporation received the proceeds on February 28, 2008. We recognized a loss on this sale of $27 million for the three months ended March 31, 2008.

On September 16, 2008, we sold our remaining 29.9 million shares of SkyTerra for gross proceeds of $124 million. We recognized a loss of approximately $99 million on this transaction. Affiliates of Harbinger purchased approximately 24 million shares and the remaining shares were sold to other purchasers. A portion of the shares sold to Harbinger were delivered to an escrow agent pending receipt of FCC approval of Harbinger’s pending application to control up to 100% of SkyTerra.

In order to permit TerreStar Corporation to sell these SkyTerra shares, SkyTerra agreed to waive a contractual requirement for TerreStar to distribute 25.5 million of the SkyTerra shares to TerreStar Corporation’s shareholders. Consequently, we eliminated the $183 million dividend liability. We recorded a benefit to decrease dividend liability of $78 million due to a change in value of the shares, as a corresponding offset to the loss on the sale of the SkyTerra shares, and the remaining $105 million was recorded to Additional Paid-in Capital as an offset to the originally recorded transaction.

TerreStar Corporation also granted to SkyTerra the right to sell to third parties the 4,216,270 shares, or approximately 11.1% of the total outstanding common shares, of TerreStar Networks held by SkyTerra. Subject to certain conditions, purchasers of these shares would have the right to exchange them to TerreStar Corporation for 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share, and would have registration rights with respect to these TerreStar Corporation shares. TerreStar Corporation would also receive 3,126,428 shares of Terrestar Global, another TerreStar Corporation subsidiary, currently owned by SkyTerra in conjunction with this exchange. If consummated, this exchange would result in TerreStar Corporation owning more than 99.9% of TerreStar Networks and TerreStar Global.

Other Agreements and Contracts

On August 1, 2008, we announced that TerreStar Networks had entered into a nationwide reciprocal roaming agreement with AT&T Mobility LLC.

On December 11, 2008, TerreStar Networks entered into a fifteen-year agreement (“Agreement”) with Qualcomm Incorporated (“Qualcomm”) for the provision by Qualcomm of satellite enabled mobile chipsets and satellite base station components to facilitate the development of S-band mobile devices and network systems. A broad range of Qualcomm chipsets, to be available on a mass market basis, will include satellite and S-band capabilities. The Agreement also contemplates that other operators (“Operator”) may enter into similar arrangements with Qualcomm. The termination by one Operator of its agreement with Qualcomm does not affect the agreement of any other Operator. TerreStar Networks has been advised that ICO Satellite Services G.P. (“ICO”) and MSV have entered into similar agreements with Qualcomm. Each Operator will fund a portion of the related non-recurring engineering (NRE) expenses incurred in connection with the Agreements, which will result in a further sharing of NRE if and when additional Operators enter into similar agreements with Qualcomm. The TerreStar Networks portion of the NRE to be paid to Qualcomm is expected to be in an amount not to exceed six million dollars, which amount will be reduced if other Operators enter into similar agreements with Qualcomm.

TerreStar Global Limited

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in proportion to their holdings, the majority of which came from TerreStar Corporation. As of December 31, 2008, TerreStar Corporation owned approximately 86% of the outstanding shares of TerreStar Global.

Through a wholly-owned subsidiary of TerreStar Global, TerreStar Europe (“TerreStar Europe”), our goal is to build, own and operate a Pan-European integrated mobile satellite and terrestrial communications network to address public safety and disaster relief as well as provide broadband connectivity in rural regions. As Europe’s first next-generation integrated mobile satellite and terrestrial communication network, TerreStar Europe plans to deliver universal access and tailored applications over a fully-optimized IP network.

On October 7, 2008, TerreStar Europe filed an application with the European Commission for a Pan-European 2GHz MSS S-band spectrum authorization. TerreStar Europe has entered into a number of contracts in connection with its application, including contracts for the construction and operation of a satellite and earth station. We expect that the European Commission will issue such authorizations in 2009. There can be no assurance that TerreStar Europe will be awarded an authorization.

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

The Industry Canada approval in principle requires 4371585 Canada to meet three milestones: submission of final design specifications for TerreStar-1 for Industry Canada approval by June 15, 2002; signature of contract for the construction of TerreStar-1 by July 15, 2002; and placement of TerreStar-1 into its assigned orbital position in August 2009.

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

The FCC requires that certain milestones be satisfied in connection with the construction, launch and commencement of operation of satellites it has authorized to serve the United States. In February 2003, the FCC’s International Bureau adopted an order canceling TMI Communications’ 2GHz MSS S-band authorization due to an alleged failure to enter into a non-contingent satellite construction contract before the specified first milestone date. In June 2004, upon review of the International Bureau’s decision, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI Communications’ S-band authorization, and therefore reinstated that authorization. The FCC also modified the milestone schedule applicable to TMI Communications’ S-band authorization. TMI Communications has certified to the FCC its compliance with the second and third milestones under its MSS authorization. The remaining milestones relate to satellite launch and operation, and are in June 2009 and August 2009, respectively.

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

Band clearing

In the United States, our operations at the 2GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service (“BAS”) licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation (“Sprint Nextel”) is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2GHz MSS S-band licensees must relocate microwave users in the 2GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs in certain circumstances. Due to the complex nature of the overall 2GHz MSS S-band relocation and the need to work closely with Sprint Nextel on band clearing, we may not make sufficient progress in the relocation effort or meet FCC requirements for relocating existing users and the start of our MSS operations in uncleared markets may be delayed. On September 4, 2007, Sprint Nextel and certain broadcaster trade associations asked the FCC for an additional 29 months past the September 7, 2007 deadline to complete the relocation process. On March 5, 2008, the FCC granted Sprint Nextel’s request but only extended the deadline to complete the relocation process until March 5, 2009. The FCC also permitted certain testing and trials by MSS licensees in 2008 and sought comment on ways in which BAS licensees and MSS licensees could co-exist in the band after January 2009 and before the relocation process is concluded. On February 12, 2009, Sprint Nextel and certain broadcaster trade associations again asked the FCC for an additional 11 months past the March 5, 2009 deadline to complete the relocation process. If Sprint Nextel does not complete clearance of the 2GHz MSS S-band within a reasonable period of time and/or appropriate sharing procedures cannot be established, our ability to implement our business plan and our financial condition could be adversely impacted. In Canada, our operations at the 2GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although there are a small number of users in the 2GHz band, these users must be given a minimum of two years notice by Industry Canada to relocate unless a commercial agreement is reached under which they would move earlier. Although Industry Canada has given notice to these users that they must relocate within a two year period, if these users are not relocated in sufficient time before the launch of our services, we may not be able to offer our services in certain locations in Canada, which could impair our business plan and materially adversely affect our operations.

Orbital debris mitigation

The FCC requires satellite licensees to have plans in place for minimizing the possibility of orbital debris during the operational phase of the satellites and in connection with post-mission disposal. TMI Communications has filed an orbital debris mitigation plan with the FCC, and TerreStar Networks will be amending the plan when we file for modification of the letter of intent authorization. The amended plan is responsive to intervening changes in the FCC’s orbital debris mitigation rules.

FCC bond requirements

The FCC requires that licensees of GEO 2GHz MSS S-band satellites and holders of letter of intent authorizations for GEO 2GHz MSS S-band satellites post a $3 million bond that will be forfeited if the FCC’s milestones are not satisfied. The amount of the bond may be reduced pro rata as each milestone is completed. The FCC did not require TMI Communications to post a bond in connection with its S-band letter of intent authorization, because the authorization was issued before the bond requirement was adopted. However, the FCC did require and we complied, that a bond be posted for $0.75 million in connection with the grant of the license for TerreStar Network’s gateway earth station. TerreStar Networks posted this bond on December 11, 2008.

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

Lawful interception

It is a condition of the Industry Canada 2GHz MSS S-band approval in principle that 4371585 Canada provide and maintain lawful interception capabilities as authorized by law. The requirements for lawful interception capabilities are established by the Canadian federal department of Public Safety and Emergency Preparedness. The Canadian federal government has announced on several occasions that it would like to introduce legislation that would impose minimum lawful interception standards on most TSPs. Although legislation to this effect was tabled in the Parliament of Canada in November 2005, Parliament dissolved before the legislation could pass and no new legislation has been tabled since that time.

Research and Development

Our research and development efforts focus on building and developing an integrated satellite and terrestrial communications network to offer mobile satellite communication services throughout the United States and Canada.

Research and development costs represented approximately $74 million, $43 million and $11 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Employee Relations

As of December 31, 2008, we had 89 full-time employees. All employees are non-union employees and we consider our employee relations to be good.

Available Information

Our website address is www.terrestarcorp.com. TerreStar Network’s website address is www.terrestar.com. The information contained on our websites is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Also available on our website are our Corporate Governance and Ethics Guidelines, the charters of the Committees of the Board of Directors and reports filed pursuant to Section 16 of the Exchange Act of transactions in our stock by our directors and officers.

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

A default by us under one of our debt obligations could result in the acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. Any default under our TerreStar-2 Purchase Money Credit Agreement, or the indentures governing the TerreStar Notes and the TerreStar Exchangeable Notes could adversely affect our growth, our financial condition, our results of operations, the value of our equity and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws. We may incur significant additional debt in the future. If current debt amounts increase, the related risks that we now face will intensify.

The Agreements And Instruments Governing Our Debt Contain Restrictions And Limitations That Could Significantly Affect Our Ability To Operate Our Business, As Well As Significantly Affect Our Liquidity, And Adversely Affect You, As A Shareholder.

Our TerreStar-2 Purchase Money Credit Agreement and the indentures governing the TerreStar Notes and the TerreStar Exchangeable Notes contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. These covenants restrict, among other things, our ability to:

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

Our Debt and Equity Is Subject To Change Of Control Provisions. We May Not Have The Ability To Raise The Funds Necessary To Fulfill Our Obligations Under Our Indebtedness Following A Change Of Control, Which Would Place Us In Default.

We may not have the ability to raise the funds necessary to fulfill our obligations under our TerreStar Exchangeable Notes and TerreStar Notes following a change of control. Under the indentures, upon the occurrence of specified change of control events, TerreStar Networks is required to offer to repurchase all of the outstanding TerreStar Exchangeable Notes, TerreStar Notes, or our Series A and B Cumulative Convertible Preferred Stock. However, we and TerreStar Networks may not have sufficient funds at the time of the change of control event to make the required repurchase of notes. Our failure to make or complete a change of control offer would place TerreStar Networks in default and would have a material adverse impact on our financial condition.

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

We Will Continue To Incur Significant Losses.

We will incur losses in 2009 and do not expect to generate any revenues until at least 2010, if at all. If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. These losses are due to the costs of developing and building our network and the costs of developing, selling and providing products and services.

TerreStar Networks will Require Significant Funding to Finance the Execution of its Business Strategy, Including Funds for the Construction and Launch of Satellites and for the Terrestrial Network Buildout.

As of December 31, 2008, we had aggregate contractual payment obligations of approximately $2.8 billion, consisting of $311 million for satellite expenditures, $15 million for lease related expenditures and $384 million for terrestrial network related expenditures, as well as $2.1 billion for debt, including interest and preferred stock obligations.

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

In 2005, Loral commenced construction of our first multi-spot beam geostationary satellite, TerreStar-1, which was originally scheduled to be launched in November 2007, but has been subject to a series of delivery delays. In June 2008, we were notified that Loral had revised its expected delivery date of TerreStar-1 from November 2008 to April 2009. Our remaining FCC milestones require that we launch TerreStar-1 in June 2009 and certify our network operational in August 2009, and our remaining Industry Canada milestone requires that we successfully place the satellite into its assigned orbital position by August 2009.

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

Damage To, Or Caused By, Our Satellites May Not Be Fully Covered By Insurance.

We expect to purchase launch and in-orbit insurance policies for our satellite. The price, terms and availability of insurance can fluctuate significantly due to various factors, including satellite failures and general market conditions. If certain material adverse changes in market conditions for in-orbit insurance were to make it commercially unreasonable for us to maintain in-orbit insurance, we may forego such insurance. Other adverse changes in insurance market conditions may substantially increase the premiums we will have to pay for insurance or may preclude us from fully insuring our loss, therefore, it may be commercially unreasonable to insure the entire replacement cost of TerreStar-1. If the launch of our satellite is a total or partial failure, or our satellite is damaged in orbit, our insurance may not fully cover our losses and these failures may also cause insurers to include additional exclusions in our insurance policies when they come up for renewal. We may not be able to obtain additional financing to construct, launch and insure a replacement satellite or such financing may not be available on terms favorable to us. Also, any insurance we obtain will likely contain certain customary exclusions and material change conditions that would limit our coverage. These exclusions typically relate to losses resulting from acts of war, insurrection or military action and government confiscation, as well as lasers, directed energy beams, nuclear and anti-satellite devices and radioactive contamination. Any uninsured losses could have a material adverse effect on us.

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

We Plan To Execute Our Initial Development Through A Relationship With A Significant Customer, And The Failure To Establish, Or Impairment Of, This Relationship Could Have Severe Consequences On Our Business.

Our objective is to form a relationship with a significant customer, such as a U.S. federal government organization, a state or local public safety/first responder organization or a significant commercial enterprise.

Any significant disruption or deterioration of our relationship with our significant customer could adversely affect our business. Because we expect to derive a significant portion of our revenue from a limited number of customers, the failure to attract such a significant customer or the loss of such a significant customer could significantly reduce our ability to generate revenue or profit and negatively impact our financial condition and operations.

We May Depend On The U.S. Government For A Significant Portion Of Our Revenues, And The Impairment Of This Relationship Or Changes In Government Spending Could Have Severe Consequences On Our Business.

Our objective is to form a relationship with a significant customer, potentially a U.S. federal government organization such as the Department of Defense, the Federal Emergency Management Agency or the Department of Homeland Security. Future sales under U.S. government contracts are conditioned upon the availability of Congressional appropriations. The strength of our relationship with any federal government organization is subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including defense and emergency response spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. Significant changes to U.S. defense and emergency response spending could have long-term consequences for our size and structure, and could negatively impact our results of operations and financial condition.

The Current Weakening of U.S. and Canadian Economic Conditions As Well As Any Future Downturns Or Changes In Consumer Spending Could Adversely Affect Our Financial Condition.

The United States and Canada have experienced an economic downturn and spending by consumers has dropped. If this downturn and decrease in spending continues our business may be adversely affected. Demand for the services we plan to offer may not grow or be accepted generally, or in particular geographic markets, for particular types of services, or during particular time periods. A lack of demand could adversely affect our ability to sell our services, enter into strategic relationships or develop and successfully market new services.

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

We identified a material weakness in our internal control over financial reporting, as described in Item 9A, Controls and Procedures of our annual report on Form 10-K for the fiscal year ended December 31, 2008. This weakness could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weakness is not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

Although we believe that we have taken steps to remediate this material weakness we cannot assure you that this remediation will be successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified.

Our common stock is currently trading below $1.00 per share. Nasdaq has suspended its rules requiring its listed companies to maintain a closing bid price of at least $1.00 until April 20, 2009. In the event the closing bid price of our common stock is below $1.00 per share for more than 30 consecutive trading days following the lifting of this suspension, our stock could be at risk of being delisted from The Nasdaq Global Market.

In the event that the closing bid price of our stock were to fall below $1.00 for 30 consecutive trading days following April 20, 2009, we would be in danger of having our stock delisted from The Nasdaq Global Market. Delisting could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, delisting or the threat of delisting could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition.

Regulatory Risks

We Could Lose Our FCC Authorization And Industry Canada Approval In Principle And Be Subject To Fines Or Other Penalties.

We must meet significant construction and implementation milestones and comply with complex and changing FCC and Industry Canada rules and regulations to maintain our authorizations to use our assigned spectrum and orbital slot. The remaining milestones in the United States are a successful satellite launch by us by June 2009 and certification that the system is operational by August 2009. The remaining milestone in Canada is successfully placing the satellite into its assigned orbital position by August 2009. Once the system is operational, we will be required to maintain satellite coverage of all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and all regions of Canada that are within the coverage contour described in our Industry Canada approval in principle and, to the extent that we have been granted ATC authority, to provide an integrated MSS service offering in all locations where our ATC is made available. We may not meet these milestones, satisfy these service requirements or comply with other applicable rules and regulations. Non-compliance with these or other conditions, including other FCC or Industry Canada gating or ongoing service criteria, could result in fines, additional conditions, revocation of the authorizations, or other adverse FCC or Industry Canada actions. The loss of our spectrum authorizations would prevent us from implementing our business plan and have a material adverse effect on our financial condition and the amount and value of the collateral pledged to support the TerreStar Notes or Exchangeable Notes.

If We Fail To Secure Or Maintain Certain Approvals, We Will Default Under Our Credit Agreement.

Our TerreStar-2 Purchase Money Credit Agreement contains certain events of default that can be triggered upon our failure to secure or maintain certain regulatory approvals, including the following (in each case subject to certain exceptions):

•	a denial, revocation, cancellation or relinquishment of any material license held by TerreStar Networks, TerreStar Canada or a guarantor to operate satellite component or ATC facilities;

•

TerreStar Networks’ failure to secure the FCC ATC authorization within six months following TerreStar Networks’ certification to the FCC that the TerreStar-1 satellite system is operational and that it has satisfied the final FCC milestone conditioning the FCC MSS S-band Spectrum reservation held by TerreStar Networks; and

•

failure to satisfy the FCC’s implementation milestone to launch the TerreStar—1 Satellite on or prior to June 30, 2009, the FCC’s implementation milestone to certify that the satellite system is operational on or prior to August 30, 2009, or Industry Canada’s implementation milestone to place the TerreStar—1 Satellite into its assigned orbital position on or prior to August 30, 2009, or failure to satisfy any extended deadline issued by the applicable governmental authority of these implementation milestones.

If any of these events of default under our TerreStar-2 Purchase Money Credit Agreement occurs and is continuing, our lenders can terminate their commitments and declare the amounts outstanding immediately due and payable. In addition, the acceleration of our repayment obligation would constitute an event of default under cross-default provisions in the indenture governing our TerreStar Exchangeable Notes and TerreStar Notes, in each case permitting the trustee or holders thereunder to accelerate the notes and declare them immediately due and payable.

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

The Industry Canada approval in principle to construct and operate a 2GHz MSS S-band satellite in a Canadian orbital position is currently held by TerreStar Canada, an entity that we do not control. Upon the launch of TerreStar-1, we expect that TerreStar-1 will be transferred to TerreStar Canada. Under the Radiocommunication Act (Canada) and the Telecommunications Act (Canada), and the regulations promulgated thereunder, TerreStar Networks may only own a 20% voting equity interest in TerreStar Canada, along with a 33 1/3% voting equity interest in TerreStar Canada Holdings, which is TerreStar Canada’s parent and 80% voting equity owner. 4371585 Canada, a Canadian-owned and controlled third party, owns a 66 2/3% voting interest in TerreStar Canada Holdings. The rules and regulations further provide that the business and operations of TerreStar Canada cannot otherwise be controlled in fact by non-Canadians.

Under the relevant transfer agreements, 4371585 Canada owns 66 2 /3% of the shares of, and has the power to elect three out of the five members of the board of directors of, TerreStar Canada Holdings, and TerreStar

Canada Holdings owns 80% of the shares of, and has the power to elect four out of the five members of the board of directors of, TerreStar Canada. TerreStar Networks has certain contractual rights with respect to the business and operations of, and certain negative protections as a minority shareholder of, both TerreStar Canada and TerreStar Canada Holdings. With certain exceptions, TerreStar Networks has no ability to control the business or operations of TerreStar Canada, which holds the Industry Canada approval in principle and will own TerreStar-1. Under the IRU, TerreStar Network’s rights to satellite capacity are limited by TerreStar Canada’s capacity needs to satisfy its regulatory obligations. TerreStar Networks does not have negative approval rights with respect to appointment or termination of senior officers or creation of budgets for TerreStar Canada or TerreStar Canada Holdings.

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

Our Use Of The 2GHz MSS S-band Is Subject To Successful Relocation Of Existing Users.

In the United States, our operations at the 2GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service, or BAS, licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation, or Sprint Nextel, is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2GHz MSS S-band licensees must relocate microwave users in the 2GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs. Due to the complex nature of the overall 2GHz MSS S-band relocation and the need to work closely with BAS licensees on band clearing, we may not make sufficient progress in the relocation effort or meet FCC requirements for relocating existing users and the start of our MSS operations in uncleared markets may be delayed. On September 4, 2007, Sprint Nextel and certain broadcaster trade associations asked the FCC for an additional 29 months past the September 7, 2007 deadline to complete the relocation process. On March 5, 2008, the FCC granted Sprint Nextel’s request but only extended the deadline to complete the relocation process until March 5, 2009. The FCC also permitted certain testing and trials by MSS licensees in 2008 and sought comment on ways in which BAS licensees and MSS licensees could co-exist in the band after January 2009 and before the relocation process is concluded. On February 12, 2009, Sprint Nextel and certain broadcaster trade associations again asked the FCC for an additional 11 months past the March 5, 2009 deadline to complete the relocation process. If Sprint Nextel does not complete clearance of the 2GHz MSS S-band within a reasonable period of time and/or appropriate sharing procedures cannot be established, our ability to implement our business plan, and our financial condition could be adversely impacted. In Canada, our operations at the 2GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although there are a small number of users in the 2GHz band, these users must be given a minimum of two years notice by Industry Canada to relocate unless a commercial agreement is reached under which they would move earlier. Although Industry Canada has given notice to these users that they must relocate within a two year period (expiring in October 2009), if these users are not relocated in sufficient time before the launch of our services, we may not be able to offer our services in certain locations in Canada, which could impair our business plan and materially adversely affect our operations.

Our Service May Cause Or Be Subject To Interference.

We will be required to provide our ATC service without causing harmful interference. In addition, we must accept some interference from certain other spectrum users. For example, the FCC may adopt rules for an adjacent band that do not adequately protect us against interference. In September 2004, the FCC issued an order allowing PCS operation in the 1995-2000 MHz and in June 2008 sought comment on proposed rules. In September 2007 and June 2008, the FCC sought comment on proposed rules for the 2155-2180 MHz bands. Both bands are adjacent to the 2GHz MSS S-band. If the rules that the FCC adopts for the 1995-2000 MHz and 2155-2180 MHz bands do not adequately protect us against adjacent band interference, our reputation and our ability to compete effectively could be adversely affected. Requirements that we limit the interference we cause, or that we accept certain levels of interference, may hinder satellite operations within our system and may, in certain cases, subject our users to a degradation in service quality, which may adversely affect our reputation and financial condition.

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

Export Control And Embargo Laws May Preclude Us From Obtaining Necessary Satellites, Parts Or Data Or Providing Certain Services In The Future.

We must comply with U.S. export control laws in connection with any information, products, or materials that we provide to non-U.S. persons relating to satellites, associated equipment and data and with the provision of related services. These requirements may make it necessary for us to obtain export or re-export authorizations from the U.S. government in connection with any dealings we have with 4371585 Canada, TerreStar Canada, TerreStar Canada Holdings, non-U.S. satellite manufacturing firms, launch services providers, insurers, customers and employees. We may not be able to obtain and maintain the necessary authorizations, which could adversely affect our ability to:

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

FCC And Industry Canada Regulations And Approval Processes Could Delay Or Impede A Transfer Of Control Of TerreStar Corporation.

Any investment that could result in a transfer of control of TerreStar Corporation could be subject to prior FCC approval and in some cases could involve a lengthy FCC review period prior to its consummation. The prior approval of Industry Canada is also required before any material change in the ownership or control of TerreStar Canada can take effect. We may not be able to obtain any such FCC or Industry Canada approvals on a timely basis, if at all, and the FCC or Industry Canada may impose new or additional license conditions as part of any review of such a request. If we are unable to implement our business plan and generate revenue to meet our financial commitments, including under the TerreStar-2 Purchase Money Credit Agreement, the TerreStar Notes and the TerreStar Exchangeable Notes, these regulations could impede or prevent a transfer of control or sale of our company to a third party with greater financial resources.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

TerreStar Facilities (Offices and Calibrated Earth Station, “CES,” sites) at December 31, 2008

Location	Type of Facility	Square Feet	Lease Expiration Date
300 Knightsbridge Pkwy Lincolnshire, IL 60669	Vacated	66,965	12/31/2010

12010 Sunset Hills Road, Suite 600 Reston, VA 20190	Headquarters	22,606	11/28/2011

12010 Sunset Hills Road, Suite 900 Reston, VA 20190	Vacated	22,606	2/28/2009

2703 Telecom Parkway Suite 100 Richardson, TX 75082	Remote Office	31,031	11/1/2012

925 West 100 North, Suite A North Salt Lake, UT 84054	Remote Office	7,123	10/15/2012

42865 Burns Lake British Columbia, Canada	CES 1	400*	3/31/2013

23488 S. Barlow Road Canby, OR 97073	CES2	400*	2/23/2013

4605 36th Avenue Valleyview, Alberta T0H 3NO	CES 3	400*	1/13/2013

497 Road U, NE Warden, WA 98857	CES 4	400*	11/30/2012

146 Third Street Austin, NV 89310	CES 5	400*	1/9/2013

1 Aerojet Way, Suite 300 North Las Vegas, NV 89310	CES 6—Hosting Site	400*	1/5/2012

8-15 & Frontage Road Paragohan, UT 84760	CES 7	400*	2/28/2013

86281 E. Webb Court San Manuel, AZ 85631	CES 8	400*	3/30/2013

Location	Type of Facility	Square Feet	Lease Expiration Date

Village of Dafoe Dafoe, SK, S0K 1C0	CES 9	400*	Purchased Site

Sec. 24 Township 10 South, Range 17 East Tinnie, NM 88351	CES 10	400*	5/31/2013

5196-83RD Avenue NE Devils Lake, ND 58301	CES 11	400*	3/24/2013

148 Roselawn Drive Junction, TX 76849	CES 12	400*	12/31/2013

15712 US 83 North Laredo, TX 78041	CES 13	400*	1/31/2013

Pickle Lake Road Pickle Lake, Ontario, Canada	CES 14	400*	10/14/2013

1256 W. Old State Road Austin, IN 47102	CES 15	400*	3/31/2013

4814 W. Admiral Doyle Drive New Iberia, LA 70506	CES 16	560	11/30/2012

W 1065-15590 Highway 62 Madoc, Ontario, Canada	CES 17	400*	10/14/2017

280 Wolf Hill Lane Independence, VA	CES 18	1600	4/6/2013

146 Balgra Road Merry Hill, NC	CES 19	400	1/1/2013

8801 SW 177 Avenue Miami, FL 33196	CES 20	400*	3/31/2013

133438 Allan Park Road West Grey Township Allan Park, Ontario Canada	Teleport Environment	400*	12/31/2009

*	the square footage here are approximate measurements.

Item 3.	Legal Proceedings

Litigation Adverse to Highland Capital Management and James Dondero

Since August 2005, we have been engaged in litigation adverse to Highland Capital Management, L.P. (“Highland Capital”), as well as certain investment funds managed by Highland Capital and James Dondero, who is the principal owner of Highland Capital and one of our former directors (Highland Capital, its investment funds, and Mr. Dondero collectively, the “Dondero Affiliates”). Seven of the suits were filed by the Dondero Affiliates against us or related parties. Of those seven suits, four have been resolved in our favor (and are not further discussed herein); two have been dismissed on our motions and are being appealed by the Dondero Affiliates, and one is in the pleading stage. In addition, we have filed two suits against Mr. Dondero and the Dondero Affiliates; both were dismissed on the defendants’ motions, although one has been remanded to the trial court following our successful appeal.

The suit filed by the Dondero Affiliates that remains on appeal was filed on August 16, 2005 in a Texas state district court in Dallas County, Texas (the “Rescission Litigation”). This suit challenged the validity of our Series A Preferred Stock and sought damages and rescission of the Dondero Affiliates’ $90 million purchase of

90,000 shares of Series A Preferred Stock. On November 30, 2007, the court granted our motion for summary judgment and dismissed the suit. The Dondero Affiliates appealed the dismissal. On March 6, 2009, the Court of Appeals reversed the summary judgment and remanded most of the claims to the trial court for trial. We intend to vigorously pursue rehearing before the Court of Appeals and, if unsuccessful in the Court of Appeals to seek review by the Supreme Court of Texas.

The Dondero Affiliates suit that was most recently dismissed was filed on February 1, 2008 in the Commercial Division of the New York Supreme Court. In this suit, the Dondero Affiliates contend that certain transactions, including the September 2005 exchange offer by virtue of which we exchanged our outstanding shares of Series A Preferred Stock for a new class of Series B preferred stock, caused the occurrence of the Senior Security Trigger Date, supposedly requiring us to issue a Senior Security Notice, that would entitle the Dondero Affiliates to redeem their Series A Preferred Stock. We moved to dismiss this action. On October 14, 2008, the court granted the motion to dismiss and denied the plaintiffs’ request for leave to amend their complaint. The Dondero Affiliates have filed a notice of appeal. We intend to vigorously defend the judgment on appeal.

The Dondero Affiliates suit that is in the pleading stage was filed on December 31, 2008 in the Court of Chancery of the State of Delaware. In this lawsuit, the Dondero Affiliates contend that certain financing transactions entered into by us in February 2008 with Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), EchoStar and other investors constituted a change in control of TerreStar Corporation under the Series A Preferred Stock. The Dondero Affiliates allege that this change of control occurred in at least two ways: (i) Harbinger acquired control of 58% of TerreStar Corporation’s voting stock; and (ii) Harbinger and EchoStar constitute a group that together acquired control of more than 50% of TerreStar Corporation’s voting stock. The Dondero Affiliates ask the court to require us to issue a notice of change of control under the Certificate of Designation for the Series A Preferred Stock and redeem such stock for $90 million plus dividends and escrow premiums. In the alternative, they seek unspecified damages. We believe that these claims are without merit and intend to vigorously defend against this suit.

On October 19, 2005, we filed two lawsuits against Mr. Dondero, one in the United States District Court for the Northern Division of Texas and one in Texas state district court in Dallas County, Texas. The complaint filed in the United States District Court was dismissed on the motion of Mr. Dondero and his affiliates, and the dismissal is now final. The petition filed in state court alleges that Mr. Dondero seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. The state court, on Mr. Dondero’s motion, entered summary judgment dismissing the fiduciary suit on the ground that the United States District Court’s dismissal of the federal securities lawsuit had a res judicata effect precluding the continued prosecution of state law breach-of-fiduciary-duty claims. However, on appeal, the Court of Appeals reversed the dismissal and remanded the case to the state district court, where we anticipate that it will now be set for trial.

Sprint Nextel Litigation

On June 25, 2008, Sprint Nextel Corporation (“Sprint“) filed a lawsuit in the United States District Court for the Eastern District of Virginia naming TerreStar Networks as a defendant. New ICO Satellite Services, G.P. was also named as a defendant (together with TerreStar Networks, the “Defendants“). In this lawsuit, Sprint contends that Defendants owe them reimbursement for certain spectrum relocation costs Sprint has incurred or will incur in connection with relocating incumbent licensees from certain frequencies in the 2GHz spectrum band. Sprint seeks, among other things, enforcement of certain Federal Communications Commission orders and reimbursement of not less than $100 million from each Defendant. On our motion, the United States District Court for the Eastern District of Virginia has stayed Sprint’s suit on the ground that primary jurisdiction of the dispute resides in the Federal Communications Commission; the case has been administratively closed.

*  *  *

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

Item 4.	Submission of Matters to a Vote of Security Holders

(a) An annual meeting of the stockholders of TerreStar Corporation was held on October 16, 2008.

(b) The following matters were voted upon at such meeting:

	Votes For	Withhold	Votes Abstain	Broker Non-Votes
Election of seven directors to hold office until the next annual stockholder’s meeting or until their respective successors are duly elected or appointed.
William Freeman	105,426,806	4,448,495
David Andonian	105,399,430	4,475,871
Eugene Davis	105,320,603	4,554,698
Jacques Leduc	108,878,615	996,686
David Meltzer	105,421,030	4,454,271
Dean Olmstead	109,611,509	263,792
David Rayner	109,498,110	377,191

	Votes For	Against	Votes Abstain	Broker Non-Votes
Ratification of the appointment of Friedman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008	109,683,411	181,787	10,103

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

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

The tables below set forth the high and low bid prices of our common stock in 2008 and 2007 based on the closing prices each day. The first quarter in 2007 and the second quarter through June 19, 2007 represent the high and low sales prices of our common stock as reported on the Pink Sheets. The remaining days in the second quarter of 2007, the third and fourth quarters in 2007 and the fiscal year 2008, represent the high and low sales prices of our common stock as reported by NASDAQ.

2008	High	Low
First Quarter	$6.85	$4.23
Second Quarter	$5.14	$3.98
Third Quarter	$3.64	$1.00
Fourth Quarter	$1.24	$0.28

2007	High	Low
First Quarter	$9.70	$7.65
Second Quarter	$13.99	$7.79
Third Quarter	$12.50	$8.28
Fourth Quarter	$9.45	$6.53

Number of Shareholders of Record

As of March 10, 2009, there were approximately 117 holders of record of our common stock.

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

We are obligated to pay dividends, to the extent we are legally able to do so on our Series A and Series B Preferred Stock. From April 15, 2005 to April 15, 2007, we were required to pay cash dividends at a rate of 5.25% per annum (the “Cash Rate”) on our shares of Series A and Series B Preferred Stock. We were required to place the aggregate amount of these cash dividends, approximately $43 million, in an escrow account. On April 15, 2007, we paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007 are due bi-annually in April and October, payable at our option in cash (at a 5.25% annual interest rate) or in our common stock (at a 6.25% annual interest rate) through

April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to our ongoing litigation with certain investors. We anticipate paying the Series A dividend in cash and the Series B in common stock, or cash at our Board’s discretion, until such time that the Series A litigation is resolved and we satisfy the conditions required to pay the Series A dividend in common stock.

Issuer Purchases of Equity Securities

During the year ended December 31, 2008, we did not repurchase any shares of our common stock.

Stock Performance Graph

	12/03	12/04	12/05	12/06	12/07	12/08
TerreStar Corp	100.00	601.99	537.67	254.69	186.51	10.29
NASDAQ Composite	100.00	110.06	112.92	126.61	138.33	80.65
NASDAQ Telecommunications	100.00	106.63	103.01	131.04	135.00	78.26

Item 6.	Selected Financial Data

In 2005, TerreStar Corporation became the majority owner of TerreStar Networks. TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. In late 2006, TerreStar Networks spun-off its wholly-owned subsidiary, TerreStar Global to TerreStar Networks stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. TerreStar Networks and TerreStar Global financial results are included in our consolidated financial statements subsequent to the changes noted above. Thus, the 2008, 2007, 2006 and 2005 data presented below is not comparable to that of the prior periods. The information contained in the table below is derived from our audited financial statements. We sold our two-way terrestrial wireless data communications business in September 2006 which is shown as discontinued operations in 2006 and for all periods prior to 2006.

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Results of Operations:
Revenues	$—	$—	$—	$—	$—
Operating loss from continuing operations	$(191,343)	$(182,713)	$(106,507)	$(35,201)	$(9,798)
Equity in losses of MSV	$—	$(7,338)	$(30,079)	$(25,059)	$(11,897)
Minority interests in losses of TerreStar Networks	$10,545	$23,262	$20,655	$3,263	$—
Loss from continuing operations before income taxes	$(279,923)	$(241,389)	$(98,677)	$(49,415)	$(37,203)
Income tax benefit (expense)	$2,231	$2,248	$(4,535)	$—	$—
Net loss from continuing operations	$(277,692)	$(239,141)	$(103,212)	$(49,415)	$(37,203)
Loss from discontinued operations	$—	$—	$(30,422)	$(89,866)	$(35,126)
Net loss	$(277,692)	$(239,141)	$(133,634)	$(139,281)	$(72,329)
Dividends on Series A and B Cumulative Convertible Preferred Stock	$(19,139)	$(23,232)	$(23,627)	$(16,717)	$—
Accretion of issuance costs associated with Series A and Series B	$(4,553)	$(4,542)	$(4,029)	$(2,409)	$—
Net loss available to Common Stockholders	$(301,384)	$(266,915)	$(161,290)	$(158,407)	$(72,329)
Basic and Diluted Loss Per Share—Continuing Operations	$(2.81)	$(3.22)	$(2.01)	$(1.10)	$(1.14)
Basic and Diluted Loss Per Share—Discontinued Operations	$—	$—	$(0.47)	$(1.45)	$(1.07)
Basic and Diluted Loss Per Share	$(2.81)	$(3.22)	$(2.48)	$(2.55)	$(2.21)
Basic and Diluted weighted-average common shares outstanding	107,179	83,016	64,966	62,072	32,771

Consolidated Financial Position:
Cash and cash equivalents	$236,820	$89,134	$171,665	$179,524	$16,945
Property and equipment, net	$716,602	$571,151	$259,169	$70,986	$17,261
Total assets	$1,341,177	$1,243,223	$1,092,429	$967,191	$248,080
Long-term liabilities	$788,029	$753,254	$257,539	$—	$675
Series A and B Cumulative Convertible Preferred Stock	$408,500	$408,500	$408,500	$408,500	$—
Shareholders’ equity	$121,288	$16,717	$118,326	$408,541	$234,731

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

TerreStar Corporation, through TerreStar Networks and in cooperation with its Canadian partner, 4371585 Canada., is enabling our partners and their customers to offer a reliable and secure satellite-terrestrial mobile broadband network that will provide mobile voice, data and video services to homeland defense and public safety organizations, rural and under-served communities, outdoor adventurers, maritime industry, (M2M) machine-to-machine communications providers, and to ‘power’ users interested in ‘anywhere’ coverage throughout North America.

We continue to make significant progress with our technology partners in the construction of TerreStar-1, our 2GHz mobile satellite service (MSS) satellite, and the development of the reference design and form-factor of our integrated satellite-terrestrial handset. While the satellite has experienced certain delays, we are on track to launch TerreStar-1 in the second quarter of 2009 and expect to be commercially ready in late 2009 to provide a wholesale communications backbone that will permit users and devices to seamlessly and securely access voice, data and mobile video applications through integrated satellite and terrestrial platforms. We are currently exploring many different channels and partners that will help us create value using the capacity of our network as quickly as possible.

TerreStar Networks, in cooperation with its Canadian partner, 4371585 Canada and Company, Limited Partnership (“4371585 Canada”), formerly TMI Communications and Company, Limited Partnership (“TMI Communications”), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

As of December 31, 2008, we have four wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., CCTV Wireless I, LLC, and Port Merger Corporation. MVH Holdings Inc. and Motient Ventures Holdings Inc., a wholly owned subsidiary of MVH Holdings Inc., directly hold approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively.

Based on our current business plan, we believe that we have sufficient liquidity required to conduct operations through December 31, 2009 and into the first quarter of 2010. We will likely face a cash deficit in the first quarter of 2010 unless it obtains additional capital. We cannot guarantee that financing sources will be available or available on favorable terms.

Overview

TerreStar Networks Inc.

TerreStar Networks is our principal operating entity. In cooperation with its Canadian partner, 4371585 Canada, formerly TMI Communications and Company, Limited Partnership, we plan to launch an innovative wireless communications system to provide mobile coverage throughout the U.S. and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering MSS using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ATC, we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. TerreStar Networks is in the process of building its first satellite pursuant to a construction contract with Loral. Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with conventionally sized wireless devices currently being developed by our vendors.

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

TerreStar Networks was initially created as a subsidiary of SkyTerra, formerly known as MSV, established to, among other things, develop a satellite communications system using the S-band. On May 11, 2005, we acquired our ownership interest in TerreStar Networks when, in conjunction with a spin-off of TerreStar Networks to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar Networks common stock. In conjunction with this transaction, TerreStar Networks also entered into an agreement with MSV’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

Since May 11, 2005, we have consolidated TerreStar Networks financial results in our financial statements.

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. ATC authorization provides the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. Our planned network is designed to allow an end user to seamlessly communicate with a terrestrial wireless network or our satellite through a conventional mobile device, optimizing service quality, continuity and geographic coverage. In the second quarter of 2009, we plan to launch our first multi-spot beam geostationary satellite, TerreStar-1, which is designed so that the beams can be refocused dynamically. We are also working with vendors to develop our next-generation network.

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

Our Relationship with TerreStar Canada and 4371585 Canada

MSV formed TerreStar Networks in 2002 as a wholly-owned subsidiary and subsequently spun TerreStar Networks off to MSV’s owners, which included TMI Communications (now known as “4371585 Canada”) and TerreStar Corporation or entities controlled by each. As part of the spin-off of TerreStar Networks, TMI Communications became contractually obligated to assign, subject to necessary regulatory approvals, its Industry Canada approval in principle to TerreStar Networks, or to an entity designated by TerreStar Networks that is eligible under Canadian law to hold the approval in principle. TerreStar Networks negotiated and committed, pursuant to a master agreement, to enter into the Transfer Agreements with TMI Communications (TMI Communications’ outstanding obligations under the Transfer Agreements were assumed by 4371585 Canada on December 20, 2007 as the transferee of TMI Communications’ interest in TerreStar Canada Holdings), TerreStar Canada, TerreStar Canada Holdings and certain other related parties (the “Transfer Agreements”) pursuant to which TerreStar Networks will transfer TerreStar-1 to TerreStar Canada and TMI Communications effectuated the transfer of its Industry Canada approval in principle to TerreStar Canada and FCC authorization to TerreStar Networks. TMI Communications’ assignment of its Industry Canada approval to TerreStar Canada was authorized by Industry Canada on April 27, 2007. This authorization transferred the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 degrees west longitude orbital position in order to provide MSS in Canada. On October 10, 2007, Industry Canada clarified that the authorization as transferred included the authority to operate at 111.0 degrees west longitude. In order to comply with Canada’s telecommunications foreign ownership rules, title to TerreStar-1 is expected to be transferred to TerreStar Canada at the time that title would have otherwise transferred to TerreStar Networks under the terms of its satellite construction contract with Loral, as amended.

The Transfer Agreements also provide for, among other things, the license of certain intellectual property rights to TerreStar Canada, the grant to TerreStar Networks of an indefeasible right to use capacity on TerreStar-1, and the provision by TerreStar Networks to TerreStar Canada of various consulting and other services.

TerreStar Networks owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by 4371585 Canada. TerreStar Networks’ interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules.

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

Effective December 20, 2007, BCE completed a restructuring which resulted in TMI Communications, a wholly owned subsidiary of BCE, transferring all of its shares of TerreStar Canada Holdings to 4371585 Canada. 4371585 Canada is also a wholly-owned subsidiary of BCE.

In connection with the restructuring, TMI Communications entered into an Agreement to be Bound and Release dated December 20, 2007 pursuant to which TMI Communications agreed to transfer to 4371585 Canada its 66 2/3% interest in TerreStar Canada Holdings and 4371585 Canada agreed to become bound by the terms and conditions of the TerreStar Canada Shareholders’ Agreement. Further, pursuant to the Agreement to be Bound and Release, each of the parties to the TerreStar Canada Shareholders’ Agreement released and discharged TMI Communications from its obligations under the TerreStar Canada Shareholders’ Agreement.

TMI Communications also entered into a Joinder Agreement dated December 20, 2007 with 4371585 Canada, TerreStar Networks, TerreStar Canada and TerreStar Corporation, pursuant to which 4371585 Canada agreed to be bound by the terms and conditions of the Transfer Agreements to which TMI Communications was a party including, but not limited to, the TMI Guarantee, and the parties thereto agreed to release and discharge TMI Communications from its obligations under such Transfer Agreements.

On January 16, 2009, TerreStar Networks entered into a master agreement (the “Agreement”) with Trio 2 General Partnership (“Trio”) and certain other parties, pursuant to which, subject to the satisfaction of a number of conditions, including the receipt of necessary governmental approvals from Industry Canada and obtaining certain third party consents, Trio (through a wholly-owned subsidiary) will purchase the 66 2/3% voting equity stake in TerreStar Canada Holdings currently held by 4371585 Canada. Trio and TerreStar Networks will enter into a series of agreements that will be materially similar to the Transfer Agreements. TerreStar Networks will retain its existing 33 1/3% voting equity ownership of TerreStar Canada Holdings. Trio is majority-owned by certain managing partners of Trio Capital Inc., a Canadian investment firm, including Jacques Leduc. Mr. Leduc is also a member of the board of directors and a member of the nominating committee.

TerreStar Global Limited

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in proportion to their holdings, the majority of which came from TerreStar Corporation. As of December 31, 2008, TerreStar Corporation owned approximately 86% of the outstanding shares of TerreStar Global.

Through a wholly-owned subsidiary of TerreStar Global, TerreStar Europe, our goal is to build, own and operate a Pan-European integrated mobile satellite and terrestrial communications network to address public safety and disaster relief as well as provide broadband connectivity in rural regions to help narrow the digital divide. As Europe’s first next-generation integrated mobile satellite and terrestrial communication network, TerreStar Global plans to deliver universal access and tailored applications over a fully-optimized IP network.

On October 7, 2008, TerreStar Europe filed an application with the European Commission for a Pan-European 2GHz MSS S-band spectrum authorization. TerreStar Europe has entered into a number of contracts in connection with its application, including contracts for the construction and operation of a satellite and earth station. We expect that the European Commission will issue such authorizations in 2009. There can be no assurance that TerreStar Europe will be awarded an authorization.

Current Year’s Developments

The TerreStar-1 satellite main body has successfully completed its Thermal Vacuum testing and High Power and Passive Intermodulation testing of the flight model feed array for its 2GHz mobile S-band satellite service satellite. TerreStar-1 is now in the final demonstration phase, followed by final assembly and performance testing.

In June 2008, the TerreStar-1 S-band reflector sustained damage during manufacturing at Harris Corporation, the reflector sub-contractor used by Loral. The Harris Corporation has provided a commitment to complete and ship the reflector to Loral for integration on the TerreStar-1 satellite by March 15, 2009. Based on this commitment, Loral informed us that TerreStar-1 will be ready to ship to the launch provider, Arianespace, in April 2009. As a result, launch of TerreStar-1 has been postponed from fourth quarter 2008 to second quarter 2009. Arianespace has confirmed a new launch slot of June 1, 2009 to June 30, 2009. We have sought approval from the Federal Communications Commission (“FCC”) to extend its remaining milestones. There can be no assurance that such request will be granted. Industry Canada has granted approval of an extension of its remaining milestone.

Acquisition, Dispositions and Recent Financings

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

•

purchase by EchoStar of $50 million of TerreStar Networks’ newly issued 6.5% Senior Exchangeable PIK Notes due 2014, exchangeable for TerreStar Corporation common stock, at a conversion price of $5.57 per share (the “TerreStar Exchangeable Notes”) and

•	a commitment to lend $50 million to TerreStar Networks pursuant to the Credit Agreement described below.

The Harbinger Investment Agreement provides for, among other things, purchase by Harbinger of $50 million of TerreStar Exchangeable Notes and a commitment to lend $50 million to TerreStar Networks pursuant to the Credit Agreement described below.

In connection with the foregoing transactions, certain of our existing investors entered into separate investment agreements (“Shareholder Investment Agreements”) to purchase in the aggregate $50 million of the TerreStar Exchangeable Notes.

On February 5, 2008, EchoStar, TerreStar Corporation and TerreStar Networks also entered into a Spectrum Agreement (the “EchoStar Agreement”), which provided for the lease to TerreStar Corporation of EchoStar’s current holdings of 1.4GHz spectrum licenses with an option to acquire the special purpose company through which EchoStar holds these licenses in exchange for the issuance of 30 million shares of common stock of TerreStar Corporation.

On May 21, 2008, we exercised our option to acquire Port Merger Corporation. On June 10, 2008, we issued 30 million shares of our common stock to EchoStar.

On February 5, 2008, we also entered into a Spectrum Contribution Agreement (the “Harbinger Contribution Agreement”), with Harbinger, which provided that, following shareholder approval, Harbinger would assign to TerreStar Corporation its rights to certain 1.4GHz spectrum licenses with an option to purchase these licenses in exchange for the issuance of 1.2 million of TerreStar Corporation’s Series E Junior Participating Preferred Stock, par value $0.01 per share, convertible into 30 million shares of TerreStar Corporation common stock (the “Junior Preferred”).

On June 9, 2008, we issued 1.2 million shares of our Series E Junior Participating preferred stock to Harbinger, convertible into 30 million shares of our common stock for the effective purchase of CCTV Wireless, LLC, the holder of certain 1.4GHz licenses. The transaction was consummated on June 10, 2008. Our Series E preferred stock does not currently trade on the public market; therefore, we measured the costs of the 1.4GHz licenses acquired from Harbinger based on the fair value of the underlying common shares.

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

Aggregate gross proceeds to TerreStar Networks from these transactions were approximately $297 million in cash, of which approximately $197 million was made available at closing and the balance of which will be dedicated to funding the TerreStar-2 satellite under the Credit Agreement (defined below). In addition to shareholder approval, the spectrum transactions were subject to certain government approvals.

As a result of these transactions, the Boards of Directors of both TerreStar Corporation and TerreStar Networks were expanded to eight members and, depending on stock holdings, EchoStar and Harbinger each have the right to nominate up to two members of each board. On February 5, 2008, we entered into a $100 million Purchase Money Credit Agreement (the “Credit Agreement”), among TerreStar Networks, as the borrower, the guarantors party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders. Amounts outstanding under the Credit Agreement bear interest at a rate of 14% per annum.

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

We held approximately 44.3 million shares of non-voting common stock of SkyTerra Communications as of December 31, 2007. This was accounted for under the cost method and valued at approximately $325 million. We also had a corresponding contractual commitment with SkyTerra to distribute 25.5 million of these shares to our shareholders, and had recorded a dividend liability of $183 million as of December 31, 2007 using the same adjusted cost basis as our investment.

On February 6, 2008, TerreStar Corporation, MVH Holdings Inc. and Harbinger Capital Partners Fund I, L.P. entered into a Stock Purchase Agreement pursuant to which TerreStar Corporation sold 14.4 million shares of non-voting common stock of SkyTerra to Harbinger Capital Partners Fund I, L.P. for an aggregate sale price of $76.4 million. TerreStar Corporation received the proceeds on February 28, 2008. We recognized a loss on this sale of $27 million for the three months ended March 31, 2008.

On September 16, 2008, we sold our remaining 29.9 million shares of SkyTerra for gross proceeds of $124 million. We recognized a loss of approximately $99 million on this transaction. Harbinger purchased approximately 24 million shares and the remaining shares were sold to other purchasers. A portion of the shares sold to Harbinger were delivered to an escrow agent pending receipt of FCC approval of Harbinger’s pending application to control up to 100% of SkyTerra.

In order to permit TerreStar Corporation to sell these SkyTerra shares, SkyTerra agreed to waive a contractual requirement for TerreStar to distribute 25.5 million of the SkyTerra shares to TerreStar Corporation’s shareholders. Consequently, we eliminated the $183 million dividend liability. We recorded a benefit to decrease dividend liability of $78 million due to change in value of the shares, as a corresponding offset to the loss on the sale of the SkyTerra shares, and the remaining $105 million was recorded to Additional Paid-in Capital as an offset to the originally recorded transaction.

TerreStar Corporation also granted to SkyTerra the right to sell to third parties the 4,216,270 shares, or approximately 11.1% of the total outstanding common shares, of TerreStar Networks held by SkyTerra. Subject to certain conditions, purchasers of these shares would have the right to exchange them to TerreStar Corporation for 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share, and would have registration rights with respect to these TerreStar Corporation shares. TerreStar Corporation would also receive 3,126,428 shares of Terrestar Global, another TerreStar Corporation subsidiary, currently owned by SkyTerra in conjuction with this exchange. If consummated, this exchange would result in TerreStar Corporation owning more than 99.9% of TerreStar Networks and TerreStar Global.

Other Agreements and Contracts

On August 1, 2008, we announced that TerreStar Networks had entered into a nationwide reciprocal roaming agreement with AT&T Mobility LLC.

On December 11, 2008, TerreStar Networks entered into a fifteen-year agreement (“Agreement”) with Qualcomm Incorporated (“Qualcomm”) for the provision by Qualcomm of satellite enabled mobile chipsets and satellite base station components to facilitate the development of S-band mobile devices and network systems. A broad range of Qualcomm chipsets, to be available on a mass market basis, will include satellite and S-band capabilities. The Agreement also contemplates that other operators (“Operator”) may enter into similar arrangements with Qualcomm. The termination by one Operator of its agreement with Qualcomm does not affect the agreement of any other Operator. TerreStar Networks has been advised that ICO Satellite Services G.P. (“ICO”) and MSV have entered into similar agreements with Qualcomm. Each Operator will fund a portion of the related non-recurring engineering (NRE) expenses incurred in connection with the Agreements, which will result in a further sharing of NRE if and when additional Operators enter into similar agreements with Qualcomm. The TerreStar Networks portion of the NRE to be paid to Qualcomm is expected to be in an amount not to exceed six million dollars, which amount will be reduced if other Operators enter into similar agreements with Qualcomm.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements requires management to use judgment and make estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of our Consolidated Financial Statements are those that are both important to the presentation of our financial condition and results of operations and require significant or complex judgments and estimates on the part of management. Our most significant estimates relating to our continuing operations include the valuation of stock-based compensation, deferred tax assets and long-lived assets.

Valuation of Long-lived Assets Including Intangible Assets

A significant portion of our total assets are long-lived assets primarily consisting of property and equipment and intangible assets. Property and equipment, or P&E, consists of network, lab, office and computer equipment, internal use software and leasehold improvements. Intangible assets consists of indefinite 1.4GHz spectrum and definite lived intangible assets related to radio spectrum and other intellectual property that were obtained in connection with several exchange transactions of our common stock for TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2006.

As of December 31, 2008, property and equipment and intangibles represented $717 million and $359 million, respectively, of our total assets of $1.3 billion. We calculate depreciation and amortization on long-lived assets using the straight-line method based on the estimated economic useful lives as follows:

Long Lived Assets	Estimated Useful Life

Network, lab and office equipment	5 years
Computers, software and equipment	3 years
Leasehold improvements	Lesser of lease term or estimated useful life
Definite lived intangible assets	15 years
Satellite and Terrestrial Network Assets Under Construction	15 years (after launch)

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

We included in our evaluation a sensitivity analysis that would address market volatility factors and credit constraints. We evaluated our business plans and their related undiscounted cash flows and determined a probability weighting for them. As a result of our analysis, we determined that the long-lived assets as of December 31, 2008 were not impaired.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurements under Statement 13”, (“FSP No. 157-1”). FSP No. 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. The adoption of FSP No. 157-1 did not have a material impact on us.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of SFAS No. 157” (“FSP No. 157-2”). FSP No. 157-2 provides a one-year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. The adoption of FSP No. 157-2 did not have a material impact on us.

In October 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair market value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and therefore was effective for us at September 31, 2008. The adoption of FSP No. 157-3 did not have a material impact on us.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2008. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. We believe that SFAS No. 159 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No.160”) which requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements is currently not determined.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the framework, or hierarchy for selecting accounting principles to be used in preparing financial statements presented in conformity with U.S. GAAP. SFAS No. 162 amends the existing U.S. GAAP hierarchy established and set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement of Auditing Standard No. 69, The Meaning of Present Fairly in Conformity

With Generally Accepted Accounting Principles (“SAS No. 69”). The framework serves as a guide in determining the appropriate accounting treatment to be used for a transaction or event. We do not expect SFAS No. 162 to have an impact on our current accounting practices. The Standard will become effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. FAS 142-3”) which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, January 1, 2009 for us, and is to be applied prospectively. Early adoption is prohibited. We have not completed our analysis of the potential impact of FSP No. 142-3, but do not believe the adoption will have a material impact on our financial condition, results of operations, or cash flows.

Results of Operations—Consolidated

Years Ended December 31, 2008 and 2007

Operating Expenses

	Year Ended December 31,
	2008	2007	Change	% Change
	(in thousands)
General and administrative	$88,536	$114,848	$(26,312)	(22.9)%
Research and development	73,560	43,067	30,493	70.8%
Depreciation and amortization	22,479	18,222	4,257	23.4%
Loss on impairment of intangibles	—	6,699	(6,699)	NM
Loss (gain) on asset disposal	6,768	(123)	6,891	NM

Total operating expenses	$191,343	$182,713	$8,630	4.7%

NM:	Not Meaningful

General and administrative: Our general and administrative expenses decreased by approximately $26.3 million or 22.9% for the year ended December 31, 2008 as compared to the same period in 2007. The change is attributed to a decrease of $17.0 million in stock option compensation, $14.4 million in consulting expenses related to engineering, marketing and systems development costs, a decrease of $10.7 million in legal and professional fees, offset by an increase of approximately $7.0 million in data center expense and $9.3 million in network expense.

Research and development costs: Research and development costs increased by $30.5 million or 70.8% for the year ended December 31, 2008 as compared to the same period in 2007. The increase is related to a $35.7 million increase for the development of our handset, it is partially offset by a $5.0 million decrease in the work on our satellite system.

Depreciation and amortization: Depreciation and amortization increased by $4.3 million or 23.4% for the year ended December 31, 2008 as compared to the same period in 2007. Depreciation expense increased by $2.1 million driven mostly by higher asset basis in network equipment, capitalized software and lab equipment. Since January 2008, we engaged in several exchange transactions of our common stock for TerreStar Networks common stock with minority interest shareholders. The common stock exchanges resulted in an allocation of $7.6 million to intangible assets, including the tax effect. Amortization expense increased by $2.1 million for the year ended December 31, 2008.

Loss on impairment of intangibles: The loss on impairment of intangibles decreased by $6.7 million for the year ended December 31, 2008 as compared to the same period in 2007. In 2007 we increased our ownership in TerreStar Networks through exchange transactions of our common stock for TerreStar Networks common stock with minority shareholders. The amounts invested in TerreStar Networks’ intangible assets exceeded the fair value of the assets. As a result, we recognized a $6.7 million loss on impairment of intangibles for the year ended December 31, 2007.

Loss (gain) on asset disposal: For the year ended December 31, 2008, we recorded a loss related to asset disposals of approximately $6.8 million. This includes $5.5 million in assets under constructions (including capitalized interest) where the set up and installation of sites were terminated and activities were ceased. There was an additional $1.3 million of equipment in service that was deemed obsolete and written off. In 2007, we had a gain of $0.1 million due to the sale of our spectrum frequency assets to Nextel Communications.

Years Ended December 31, 2008 and 2007

Other Expenses and Income

	Year Ended December 31,
	2008	2007	Change	% Change
	(in thousands)
Interest expense	$(54,764)	$(52,584)	$(2,180)	4.1%
Interest and other income	4,155	12,540	(8,385)	(66.9)%
Equity in losses of MSV	—	(7,338)	7,338	(100.0)%
Minority interests in losses of TerreStar Networks	10,545	23,262	(12,717)	(54.7)%
Minority interests in losses of TerreStar Global	—	1,198	(1,198)	(100.0)%
Loss on sale of SkyTerra	(126,224)	—	(126,224)	NM
Decrease in dividend liability	77,708	71,046	6,662	9.4%
Other than temporary impairment-SkyTerra	—	(106,800)	(106,800)	(100.0)%

NM:	Not Meaningful

Interest expense: Interest expense increased by $2.2 million or 4.1% for the year ended December 31, 2008 as compared to the same period in 2007. Interest expense increased by $40.6 million offset by a $33 million increase in capitalized interest and a $5.4 million reduction in financing fees.

Interest and other income: Interest and other income (expense) decreased by $8.4 million or 66.9% mostly from a decrease in interest income of $8.8 million due to decreasing interest rates.

Equity in losses of MSV: Equity and losses of MSV decreased by $7.3 million for the year ended December 31, 2008 to zero. As of December 31, 2007, we no longer held an ownership interest in MSV.

Minority interest in losses of TerreStar Networks: For the year ended December 31, 2008, we recorded minority interest in TerreStar Networks of net loss of approximately $10.5 million, as a result of minority interest in TerreStar Networks. The cumulative losses have exceeded the minority interest balances and therefore we no longer allocate net losses to our minority interest holders.

Decrease in dividend liability: Our dividend liability decreased by $77.7 million for the year ended December 31, 2008, due to the change in value of our SkyTerra shares prior to the sale of our investment in SkyTerra.

Loss on Investment in SkyTerra: Our loss on our investment in SkyTerra was $126.4 million for the year ended December 31, 2008. In February 2008, we sold 14.4 million SkyTerra shares, and as a result, we recognized a loss of $27.4 million. In September 2008, we sold the remaining 29.9 million shares of our SkyTerra investment, and we recognized a loss of $99 million.

Other than temporary impairment-SkyTerra: The other than temporary impairment-SkyTerra decreased by $106.8 million for the year ended December 31, 2008 as compared to the same period in 2007. We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to measure impairment of our investments. For the year ended December 31, 2007, we experienced declines in the fair value of our SkyTerra investment. We consider these declines to be other than temporary based on the extent and length of time the fair values have been less than cost. We recognized an impairment of $106.8 million for the year ended December 31, 2007.

Years Ended December 31, 2007 and 2006

Operating Expenses

	Year Ended December 31,
	2007	2006	Change	% Change
	(in thousands)
General and administrative	$114,848	$84,253	$30,595	36.3%
Research and development	43,067	10,549	32,518	308.3%
Depreciation and amortization	18,222	6,796	11,426	168.1%
Loss on impairment of intangibles	6,699	4,909	1,790	36.5%
Gain on asset disposal	(123)	—	(123)	NM

Total operating expenses	$182,713	$106,507	$76,206	71.6%

NM:	Not Meaningful

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

Years Ended December 31, 2007 and 2006

Other Income and Expenses

	Year Ended December 31,
	2007	2006	Change	% Change
	(in thousands)
Interest and other income	$12,540	$7,948	$4,592	57.8%
Interest expense	(52,584)	(2,608)	(49,976)	1,916.3%
Gain on sale of investments	—	11,260	(11,260)	(100.0)%
Equity in losses of MSV	(7,338)	(30,079)	22,741	(75.6)%
Minority interests in losses of TerreStar Networks	23,262	20,655	2,607	12.6%
Minority interests in losses of TerreStar Global	1,198	654	544	83.2%
Other than temporary impairment-SkyTerra	(106,800)	—	(106,800)	NM
Decrease in dividend liability	71,046	—	71,046	NM

NM:	Not Meaningful

Interest and Other Income: Interest and other income increased in 2007 by $4.6 million, primarily due to increased cash balances throughout the year and an increase in the rate of return on our invested balances.

Interest Expense: Interest expense in 2007 was $52.6 million, an increase of $49.9 million from 2006, related to interest on TerreStar Notes issued in February 2007 for $500 million and a write off of financing fees.

Gain on Sale of Investments: In October 2006, we sold 3.6 million SkyTerra shares in the open market. As a result, we recognized a gain of $11.3 million for the year ended December 31, 2006.

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

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, after-tax liquidation value of our investment securities, and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Based on our current business plan, we believe that we have sufficient liquidity required to conduct operations through December 31, 2009 and into the first quarter of 2010. We will likely face a cash deficit in the first quarter of 2010 unless we obtain additional capital. We cannot guarantee that financing sources will be available or available on favorable terms.

Our principal sources of liquidity consist of our existing cash on hand and our secured $100 million Credit Agreement, of which $66.8 million is available. As of December 31, 2008, including restricted cash; we had $238.2 million of cash on hand. After giving effect to the net proceeds available under the Credit Agreement, we have approximately $305.0 million of liquidity resources available to fund operations.

Our short-term liquidity needs are driven by our satellite system construction contracts, the development of terrestrial infrastructure and networks, the design and development of our handset and chipset, and our ongoing operating expenses. As of December 31, 2008, we had contractual obligations of $148 million due within one year, consisting of approximately $120 million related to our satellite system, of which, we expect to spend between $30 and $40 million to obtain satellite launch insurance prior to the launch of our TerreStar satellite, $22 million related to our handset, chipset, and terrestrial network, and $6 million for operating leases. In addition, TerreStar Europe, a TerreStar Global subsidiary, recently filed an application for the award of S-band spectrum in Europe. If we are awarded this spectrum, we will need additional funds in TerreStar Global for satellite construction and terrestrial ground network development. We have the ability to preserve cash by deferring certain operating and capital expenditures related to the deployment of our satellite and terrestrial network into future periods.

Our long-term liquidity needs are to fund the deployment and expansion of our terrestrial infrastructure and networks, the design of our second generation handset and chipset, orbital incentive payments related to our satellite contracts, and settlement of our Series A and B Cumulative Redeemable Convertible Preferred Stock which mature on April 15, 2010, if not converted. In addition, we will need funds for working capital purposes, which we anticipate will grow as our operations expand. As of December 31, 2008, we had aggregate contractual payment obligations of approximately $710 million, consisting of approximately $311 million for the TerreStar Networks’ satellites and incentive payments; approximately $15 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas, data centers, and site hosting agreements; and approximately $384 million for obligations related to the build out of our terrestrial network and handset and chipset costs. However, we have identified in excess of $325 million of these contractual obligations that can be eliminated or deferred. We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. Although we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all.

Summary of Cash Flows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Net cash used in Operating Activities	$(163,350)	$(119,912)
Net cash provided by (used in) Investing Activities	97,219	(245,422)
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	195,732	506,708
Proceeds from TerreStar-2 Purchase Money Credit Agreement	33,175	—
Repayments of the Senior Secured Notes	—	(200,000)
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(13,086)	(13,086)
Debt and Equity issuance costs and other charges	(4,013)	(14,458)

Net cash provided by Financing Activities	211,808	279,164
Net cash provided by (used in) continuing operations	145,677	(86,170)
Net cash used in discontinued operating activities	—	(28)
Net cash provided by discontinued investing activities	2,009	3,667

Net cash provided by discontinued operations	2,009	3,639
Net increase (decrease) in cash and cash equivalents	147,686	(82,531)
Cash and Cash Equivalents, beginning of period	89,134	171,665

Cash and Cash Equivalents, end of period	$236,820	$89,134

Operating Activities

Net cash used in operating activities for the year ended December 31, 2008 was $163.3 million as compared to net cash used in operating activities for the year ended December 31, 2007 was $119.9 million. The increase of $43.4 million is primarily attributable to the payment of normal operating trade payables, research and development consulting in relation to the handset, plus an increase in other operating activities.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2008 was $97.2 million as compared to net cash used in investing activities for the year ended December 31, 2007 was $245.4 million. The increase of $342.6 million was primarily attributable to the proceeds of $199.1 million from the sale of SkyTerra shares, a reduction of $187.1 million in payments for capital expenditures including satellite construction. These increases were offset by a decrease in restricted cash of approximately $43.4 million relating to satellite construction, preferred stock dividend payments, and an escrow required for the senior secured notes repaid in 2007.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2008 was $211.8 million as compared to net cash provided by financing activities for the year ended December 31, 2007 was $279.2 million. The decrease of $67.3 million was primarily attributable to a decrease in debt proceeds, net of repayments, in the amount of $77.8 million which is offset by a reduction in debt issuance costs of approximately $10.5 million.

Discontinued Operations

Net cash provided from discontinued operations for the year ended December 31, 2008 was $2.0 million attributable to the release of restricted cash related to the asset sale between TerreStar Corporation and GeoLogic which occurred in September 2006.

Debt Obligations

During 2007 and 2008, we engaged in a series of financing transactions. In 2007, we obtained $500 million by issuing Senior Secured PIK Notes which mature on February 14, 2014 and bear interest at a rate of 15% per annum. In February 2008, we obtained an additional $50 million by issuing additional Senior Secured PIK Notes which also mature on February 14, 2014 and bear interest at a rate of 15% per annum. As of December 31, 2008, we did not meet certain milestones and thus the interest rate on these Senior Secured PIK Notes was increased by 1.5%. Interest is payable in additional Senior Secured PIK Notes semi-annually, on February 15 and August 15, through February 2011. Thereafter, interest will be payable in cash until maturity on February 14, 2014.

In February 2008, we obtained $150 million by issuing Exchangeable Notes which mature on June 15, 2014 and bear interest at a rate of 6.5% per annum. Interest is payable in additional Exchangeable Notes through March 2011. Thereafter, additional interest on the Exchangeable Notes will be payable in cash quarterly until maturity on June 15, 2014. The Exchangeable Notes are convertible into common stock at a price of $5.57. The Exchangeable Notes rank senior in right of payment to all existing and future subordinated indebtedness, and pari-passu with all other unsubordinated indebtedness.

Also, in February 2008, we entered into a $100 million TerreStar-2 Purchase Money Credit Agreement which matures on February 5, 2013 and bears interest at 14% per annum, which accretes interest through March 2012 and is payable in cash thereafter.

For further detail discussion on Debt Obligations, please refer to Note 8, Long-Term Debt, of the notes to the financial statements.

Contractual Cash Obligations

As of December 31, 2008, TerreStar Corporation had TerreStar Notes and accrued interest, of $715.5 million, maturing on February 14, 2014, with cash interest payments commencing on February 15, 2011; Terrestar Exchangeable Notes and accrued interest, of $159.1 million maturing on June 15, 2014, with cash interest payments commencing on June 15, 2011; and TerreStar-2 purchase money credit facility and accrued interest of $36.8 million, maturing on February 5, 2013, with cash interest payments commencing on June 30, 2012. TerreStar Corporation had no preferred stock obligations, other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted or repaid, the entire preferred stock amount of $408.5 million will be due on April 15, 2010. On April 15, 2007, TerreStar Corporation paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable at TerreStar Corporation’s option in cash (at a 5.25% annual interest rate) or common stock (at a 6.25% annual interest rate) through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to our ongoing litigation with certain investors. We anticipate paying the Series A dividend in cash until such time that the Series A litigation is resolved and we satisfy the conditions required to pay the Series A dividend in common stock. We also may pay the Series B dividend in cash from time to time if market conditions dictate.

We lease office space and equipment under operating leases expiring through 2012.

Our corporate headquarters is located in Reston, Virginia. We lease approximately 45,000 square feet of office space for which the lease terms expire in 2009 and 2011. We lease our network operations center and engineering laboratory facility located in Richardson Park, Texas, totaling 31,031 square feet under a lease term that expires in 2012 and includes two five-year renewal options. In addition, we lease our network testing facility located in Salt Lake City, Utah, totaling approximately 7,000 square feet of office and warehouse space under a lease term that expires in 2012. We also lease approximately 67,000 square feet of office space in Lincolnshire, IL, our former corporate headquarters, for which the lease term expires in 2010. We currently sublease approximately 18,000 square feet of office space in Lincolnshire for which the sublease terms expires in 2010.

For the years ended December 31, 2008, 2007 and 2006, the income related to the sublease agreements represented $0.3 million, $0.2 million and zero, respectively. Approximately 49,000 square feet of office space in Lincolnshire is currently underutilized capacity. We plan to sublease the underutilized space in the future as demand develops.

Rent expense represented $10.8 million, $2.9 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement. Future lease obligations under the aforementioned lease agreements are more fully described in the table below.

The following are contractual commitments as of December 31, 2008:

	TOTAL	< 1 yr	1-3 yrs	4-5 yrs	5+ yrs
	(in thousands)
TerreStar Networks Satellites	$310,640	$120,356	$97,767	$7,974	$84,543
Leases	15,319	6,261	8,820	190	48
Network and Capital Equipment and Services	383,696	21,556	362,140	—	—
Preferred Stock Obligations	440,669	21,446	419,223	—	—
Debt Obligations	1,693,653	—	247,201	1,446,452	—

	$2,843,977	$169,619	$1,135,151	$1,454,616	$84,591

Off-Balance Sheet Financing

As of December 31, 2008, we did not have any material Off-Balance Sheet arrangements as defined in Item 303(a)(4)(ii) under Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2008, we do not have exposure to market risk associated with activities in derivative financial instruments or derivative commodity instruments. Currently, we invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that our files or submissions under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the principal executive officer (“PEO”) and chief accounting officer (“CAO”), as appropriate, to allow timely decisions regarding required disclosures.

We carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the PEO and CAO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) ). Based on that evaluation, and solely as a result of the material weaknesses in internal control over financial reporting described below, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were ineffective.

Report of Management on Internal Control over Financial Reporting

Our Management, including our PEO and CAO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO and CAO, to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, we determined that there was a control deficiency that constituted a material weakness.

Management, in assessing its review and approval procedures, identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes. This control weakness allowed for reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and audit adjustments to be identified by our auditors as part of their year-end audit work. A breakdown in controls, specifically with regards to the review and approval of documentation, calculations, reconciliations and disclosures, occurred during the year ended December 31, 2008. We believe that this breakdown is attributable to the changes in the organization and significant staff turnover during 2008. This material weakness resulted in a significant number of errors in the recording of routine and non-routine transactions and complex accounting transactions for the preparation of annual consolidated financial statements and disclosures.

This material weakness, if not remediated, has the potential to cause material misstatements in the future, with regard to routine, non-routine and complex accounting transactions.

Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on that assessment, management concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2008. Friedman, LLP, an independent registered public accounting firm, as stated in their report, has issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This report appears under “Report of Independent Registered Public Accounting Firm,” which appears herein.

Remediation Efforts to Address Material Weakness

We have developed and implemented remediation plans to address its material weakness. Management authorized specific remedial actions to address the material weaknesses described above:

•	Hired a Chief Accounting Officer on October 31, 2008.

•

Improved the effectiveness of the accounting group by (a) providing appropriate training and guidelines to ensure personnel understand how to perform an effective review, and (b) assessing the technical accounting capabilities of existing personnel to ensure the appropriate complement of knowledge, skills, and training are available.

•	Hired a permanent Sarbanes-Oxley compliance manager to assist us with re-establishing existing controls that may have broken down due to changes in the organization and significant staff turnover.

Changes in Internal Controls over Financial Reporting

Remediation actions taken by the Chief Accounting Officer include:

•	Implement a monthly formal close process;

•	Improved procedures to ensure accurate financial reporting;

•	Hired additional qualified staff to provide needed expertise within the finance department:

•	Senior Sarbanes-Oxley compliance manager on January 26, 2009

•	Director of Financial Planning and Analysis on January 28, 2009;

•	Improved the accounts payable process to ensure timely and accurate recordation of vendor transactions;

•	Established an environment of open communications;

•	Enhanced the monthly review process to ensure appropriate segregation of duties within the SAP system;

•	Required finance staff to participate in continuing professional education.

The Chief Accounting Officer was not able to remediate fully the material weakness during 2008 because of the timing of his hiring and the need to assess the accounting capabilities of existing personnel. Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2008 fairly present in all material respects the financial condition and results of operations for us in conformity with GAAP.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TerreStar Corporation

We have audited TerreStar Corporation’s (“the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

Management, in assessing its review and approval procedures, identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes. This control weakness allowed for reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and audit adjustments to be identified by our auditors as part of their year-end audit work. A breakdown in controls, specifically with regards to the review and approval of documentation, calculations, reconciliations and disclosures, occurred during the year ended December 31, 2008. We believe that this breakdown is attributable to the changes in the organization and significant staff turnover during 2008. This material weakness resulted in a significant number of errors in the recording of routine, non-routine and complex accounting transactions for the preparation of annual consolidated financial statements and disclosures.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 12, 2009 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, TerreStar Corporation has not maintained effective control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Friedman LLP

East Hanover, New Jersey

March 12, 2009

PART III

Items 10 through 14 will be included in our Proxy Statement for our 2009 Annual Meeting of the Stockholders, and are incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers, audit committee and audit committee financial expert and information regarding our compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference to our Proxy Statement for the 2009 Annual Meeting to be filed within 120 days of the first end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the sections captioned “Executive Compensation” and “Certain Relationships and Related Transactions” is incorporated herein by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Other Transactions” and “Election of Directors—Independence of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed within 120 days of the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” is incorporated herein by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

Schedule II-Valuation and Qualifying Accounts

3)	Exhibits.

3.1	Restated Certificate of Incorporation of TerreStar Corporation (as restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

3.2	Amended and Restated Bylaws of TerreStar Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 10, 2007).

3.3	Certificate of Correction filed to correct a certain error in the Certificate of Designations of the Series A Cumulative Convertible Preferred Stock of Motient Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on August 3, 2005).

3.4	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 31 to the Company’s Current Report on Form 8-K filed on October 31, 2005).

3.5	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, filed June 24, 2005).

3.6	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-3, filed August 7, 2006).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (the “Q3 2007 10-Q”).

3.8	Certificate of Designations of Series E Junior Participating Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of TerreStar Corporation (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 (the “Q2 2008 10-Q”).

3.9	Certificate of Amendment of the Restated Certificate of Incorporation of TerreStar Corporation (incorporated by reference to Exhibit 3.9 to the Q2 2008 10-Q).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Q3 2007 10-Q).

4.2	First Supplemental Indenture, Dated February 7, 2008, among TerreStar Networks Inc., as the issuer, certain guarantors party hereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 8, 2008 (the “February 2008 8-K”)).

4.3	Second Supplement Indenture, dated February 7, 2008, among TerreStar Networks Inc., as the issuer, certain guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the February 2008 8-K).

4.4	Indenture dated February 7, 2008, among TerreStar Networks Inc., as the issuer, the Company, certain subsidiaries of TerreStar Networks Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the February 2008 8-K).

4.5	Indenture, dated November 28, 2006 among the Company, as issuer, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., as guarantors, and U.S. Bank National Association, as trustee (including form of Senior Secured Note due 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).

4.6	Purchase Money Credit Agreement, dated February 5, 2008, among TerreStar Network Inc., as the borrower, the guarantors party thereto from time to time and U.S. Bank National Association, as collateral agent, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and EchoStar Corporation, as lenders. (incorporated by reference to Exhibit 4.1 to the February 2008 8-K).

10.1*	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-92326)).

10.2	Form of Warrant to purchase shares of the Company’s common stock issued to lenders under Amendment No. 1 to Amended and Restated Term Credit Agreement, dated March 16, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.3	Registration Rights Agreement, dated as of November 12, 2004, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.4	Form of Common Stock Purchase Warrant, dated as of November 12, 2004 (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5	Registration Rights Agreement, dated February 9, 2005 by and among the Company, Telcom Satellite Ventures Inc., et al (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1/A filed on February 14, 2005 (the “2005 S-1”).

10.6	Form of Warrant to purchase the Company’s common stock, dated February 9, 2005 (incorporated by reference to Exhibit 10.60 to the 2005 S-1).

10.7	Amended and Restated Registration Rights Agreement dated October 26, 2005 by and among the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2005).

10.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 15, 2005).

10.9	Registration Rights Agreement dated May 6, 2006 by and among the Company, SkyTerra Communications, Inc., each of the Blocker Corporations and each of the stockholders of the Blocker Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K initially filed on May 11, 2006 (the “May 2006 8-K”)).

10.10	Registration Rights Agreement dated May 6. 2006 by and among the Company and certain funds affiliated with Columbia Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.5 to the May 2006 8-K).

10.11	TerreStar Networks Inc. Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 99.7 to the May 2006 8-K).

10.12	Registration Rights Agreement by and between the Company and SkyTerra Communications, Inc. dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 25, 2006).

10.13	Second Amended and Restated Intellectual Property Assignment and License Agreement by and between TerreStar Networks Inc. and ATC Technologies, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 28, 2006).

10.14	Securities Purchase Agreement, dated November 27, 2006, by and among the Company, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., as the Guarantors, and the purchasers identified on Schedule of Buyers attached thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2006 (the “November 2006 8-K”)).

10.15	Security Agreement, dated as of November 28, 2006, among the Company, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., and U.S. Bank National Association, as the collateral agent. (incorporated by reference to Exhibit 10.2 to the November 2006 8-K).

10.16	Exchange Agreement dated January 15, 2007 by and among the Company, MVH Holdings Inc. and BCE Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2007 (the “January 2007 8-K”).

10.17	Registration Rights Agreement dated January 15, 2007 by and between the Company and BCE Inc. (incorporated by reference to Exhibit 10.2 to the January 2007 8-K).

10.18**	Launch Services Agreement dated November 8, 2006 by and between TerreStar Networks Inc. and Arianespace (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed March 30, 2007 (the “2007 10-K”)).

10.19**	Contract between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Space-Based Network, effective January 25, 2007(incorporated by reference to Exhibit 10.47 to the 2007 10-K).

10.20	Indenture, dated as of February 14, 2007, among TerreStar Networks Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (including form of Senior Secured PIK Note due 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2007 (the “February 2007 8-K”)).

10.21	U.S. Security Agreement, dated as of February 14, 2007, among TerreStar Networks Inc. and the future guarantors party thereto in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the February 2007 8-K).

10.22	Funding Agreement, dated February 14, 2007, among the Company, Motient Ventures Holding Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.3 to the February 2007 8-K).

10.23	Registration Rights Agreement dated March 8, 2007 by and between the Company and Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Stanfield Offshore Leveraged Assets, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2007).

10.24	Purchase Agreement dated February 8, 2007 by and among TerreStar and JPMorgan Securities Inc., Lehman Brothers Inc. and UBS Securities LLC, as Representatives of the several initial purchasers listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2007).

10.25**	Contract between TerreStar Networks Inc. and Hughes Network Systems, LLC for the Design, Development and Supply of Satellite Base Station Subsystem, effective February 6, 2007 (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q dated May 10, 2007).

10.26	Shareholders Agreement dated April 5, 2007 between TMI Communications and Company, Limited Partnership, and TerreStar Networks Inc., and TerreStar Networks Holdings (Canada) Inc., and TerreStar Networks (Canada) Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-Q dated August 9, 2007 (the “Q2 2007 10-Q”).

10.27	Rights and Services Agreement dated April 5, 2007 by and between TerreStar Networks (Canada) Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.54 to the Q2 2007 10-Q).

10.28	Guarantee dated April 5, 2007 by and between TerreStar Networks (Canada) Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.55 to the Q2 2007 10-Q).

10.29**	Contract between TerreStar Networks Inc. and Nokia Siemens Networks US LLC for a Network Equipment and Services Agreement, effective August 22, 2007 (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-Q dated November 9, 2007 (the “Q3 2007 10-Q”).

10.30	Contract between TerreStar Networks Inc. and Elektrobit, Inc. for a Master Development & Licensing Agreement, effective August 10, 2007 (incorporated by reference to Exhibit 10.57 to the Q3 2007 10-Q).

10.31	Registration Rights Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc., EchoStar Corporation, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and other institutional investors party thereto. (incorporated by reference to Exhibit 4.5 to the to the February 2008 8-K).

10.32	Master Investment Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the to the February 2008 8-K).

10.33	Master Investment Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.2 to the to the February 2008 8-K).

10.34	Spectrum Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and EchoStar Corporation (incorporated by reference to Exhibit 10.4 to the February 2008 8-K).

10.35	Spectrum Contribution Agreement, dated February 5, 2008, among the Company and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.5 to the February 2008 8-K).

10.36*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Dennis Matheson (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 22, 2008 (the “January 2008 8-K”)).

10.37*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Jeffrey W. Epstein (incorporated by reference to Exhibit 10.6 to the January 2008 8-K).

10.38*	Contract by and between TerreStar Networks Inc. and Bechtel Communications, Inc. for a Master Services Agreement, effective October 18, 2007 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”)).

10.39*	Amended and Restated Contract for Terrestar-1 by and between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Satellite Program, effective December 12, 2007 (incorporated by reference to Exhibit 10.65 to the 2007 10-K).

10.40*	Amended and Restated Contract for Terrestar-2 by and between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Satellite Program, effective December 12, 2007 (incorporated by reference to Exhibit 10.65 to the 2007 10-K).

10.41	Stock Purchase Agreement dated February 6, 2008, by and among the Company, Motient Ventures Holding Inc. and Harbinger Capital Partners Master Fund I L.P. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008).

10.42	Letter Agreement dated May 20, 2008 Amending Terms of Employment Agreement by and between TerreStar Networks Inc. and Jeffrey Epstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008 (the “May 2008 8-K”).

10.43	Letter Agreement dated May 20, 2008 Amending Terms of Employment Agreement by and between TerreStar Networks Inc. and Dennis Matheson (incorporated by reference to Exhibit 10.2 to the May 2008 8-K).

10.44	Stock Purchase Agreement dated September 12, 2008 by and among Harbinger Capital Partners Master Fund I, LTD, Harbinger Capital Partners Special Situations Fund, L.P. and Motient Ventures Holding Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2008 (the “Q3 2008 10-Q”).

10.45	Form of Agreement for Transfer and Exchange dated September 12, 2008 between TerreStar Corporation and SkyTerra Communications (incorporated by reference to Exhibit 10.2 to the Q3 2008 10-Q).

10.46**	Addendum and Amendment to Contract between TerreStar Networks Inc. and Hughes Network Systems, LLC for Design, Development and Supply of Satellite Base Station Subsystem (S-BSS) dated as of May 3, 2007 (incorporated by reference to Exhibit 10.3 to the Q3 2008 10-Q).

10.47**	Addendum and Amended dated August 1, 2008 to the Contract between TerreStar Networks Inc. and Hughes Network Systems, LLC for Design, Development and Supply of Satellite Base Station Subsystem (S-BSS) (incorporated by reference to Exhibit 10.4 to the Q3 2008 10-Q).

21+	Subsidiaries of the Company.

23+	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

24+	Power of Attorney (Included on Signature Page)

31.1+	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the President (principal executive officer).

31.2+	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Chief Accounting Officer (principal financial officer).

32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of President (principal executive officer) and Chief Accounting Officer (principal financial officer).

+	Filed herewith.
*	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report pursuant to Item 14(c) of this report.
**	Filed pursuant to a confidential treatment request for certain portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRESTAR CORPORATION

By:	/s/ VINCENT LOIACONO
Principal Financial Officer
Date: March 12, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent Loiacono and Jeffrey Epstein, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFFREY EPSTEIN Jeffrey Epstein	President (principal executive officer)	March 12, 2009

/s/ VINCENT LOIACONO Vincent Loiacono	Chief Accounting Officer (principal financial officer)	March 12, 2009

/s/ DAVID ANDONIAN David Andonian	Director	March 12, 2009

/s/ EUGENE DAVIS Eugene Davis	Director	March 12, 2009

/s/ WILLIAM FREEMAN William Freeman	Director	March 12, 2009

/s/ JACQUES LEDUC Jacques Leduc	Director	March 12, 2009

/s/ DAVID MELTZER David Meltzer	Director	March 12, 2009

/s/ DEAN OLMSTEAD Dean Olmstead	Director	March 12, 2009

/s/ DAVID RAYNER David Rayner	Director	March 12, 2009

TERRESTAR CORPORATION

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TerreStar Corporation

We have audited the accompanying consolidated balance sheets of TerreStar Corporation (formerly Motient Corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TerreStar Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TerreStar Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Friedman LLP

East Hanover, New Jersey

March 12, 2009

TERRESTAR CORPORATION

Consolidated Balance Sheets

As of December 31, 2008 and 2007

(In thousands)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$236,820	$89,134
Cash committed for satellite construction costs	—	2,814
Deferred issuance costs	6,575	6,479
Income tax receivable	1,477	380
Other current assets	3,594	8,751

Total current assets	248,466	107,558

Restricted cash	1,404	2,648
Property and equipment, net	716,602	571,151
Intangible assets, net	359,013	212,256
Investment in SkyTerra	—	103,733
Investment in SkyTerra—Restricted	—	221,575
Deferred issuance costs	9,692	17,485
Other non-current assets	6,000	6,817

Total assets	$1,341,177	$1,243,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,668	$43,223
Accrued termination costs	707	—
Deferred rent and other current liabilities	1,517	1,020
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	4,468	8,368

Total current liabilities	23,360	52,611

Deferred rent and other long-term liabilities	3,175	1,855
Deferred tax liabilities	13,039	—
SkyTerra investment dividends payable	—	183,444
TerreStar Notes and accrued interest, thereon (net of discount as of December 31, 2008 of $43,625)	671,884	567,955
TerreStar Exchangeable Notes and accrued interest, thereon (net of discount as of December 31, 2008 of $95,954)	63,176	—
TerreStar-2 Purchase Money Credit Agreement and accrued interest, thereon	36,755	—

Total liabilities	811,389	805,865

Commitments and Contingencies
Minority interest in TerreStar Networks	—	12,141
Series A Cumulative Convertible Preferred Stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at December 31, 2008 and December 31, 2007)	90,000	90,000
Series B Cumulative Convertible Preferred Stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at December 31, 2008 and December 31, 2007)	318,500	318,500

STOCKHOLDERS’ EQUITY:
Series C preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at December 31, 2008 and 0 shares authorized at December 31, 2007)	—	—
Series D preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at December 31, 2008 and 0 shares authorized at December 31, 2007)	—	—
Series E junior Convertible Preferred Stock ($0.01 par value, 1,900,000 shares authorized and 1,200,000 shares issued and outstanding at December 31, 2008 and 0 shares authorized at December 31, 2007)	12	—
Common stock; voting (par value $0.01; 240,000,000 shares authorized, 125,869,540 and 91,378,041 shares issued, 121,918,338 and 87,426,839 shares outstanding at December 31, 2008 and December 31, 2007, respectively)	1,259	914
Additional paid-in capital	1,220,161	806,195
Common stock purchase warrants	55,809	64,097
Less: 3,951,202 common shares held in treasury stock at December 31, 2008 and December 31, 2007	(73,877)	(73,877)
Accumulated other comprehensive income	(70)	10
Accumulated deficit	(1,082,006)	(780,622)

Total stockholders’ equity	121,288	16,717

Total liabilities and stockholders’ equity	$1,341,177	$1,243,223

See accompanying Notes to Consolidated Financial Statements

TERRESTAR CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	2008	2007	2006
Operating Expenses
General and administrative	$88,536	$114,848	$84,253
Research and development	73,560	43,067	10,549
Depreciation and amortization	22,479	18,222	6,796
Loss on impairment of intangibles	—	6,699	4,909
(Gain) loss on asset disposal	6,768	(123)	—

Total operating expenses	191,343	182,713	106,507

Operating loss from continuing operations	(191,343)	(182,713)	(106,507)
Interest expense	(54,764)	(52,584)	(2,608)
Other income	827	325	—
Interest income	3,328	12,215	7,948
Equity in losses of MSV	—	(7,338)	(30,079)
Minority interests in losses of TerreStar Networks	10,545	23,262	20,655
Minority interests in losses of TerreStar Global	—	1,198	654
Gain (loss) on investment in SkyTerra	(126,224)	—	11,260
Other than temporary impairment—SkyTerra	—	(106,800)	—
Decrease in dividend liability	77,708	71,046	—

Loss from continuing operations before income taxes	(279,923)	(241,389)	(98,677)
Income tax benefit (expense)	2,231	2,248	(4,535)

Net loss from continuing operations	(277,692)	(239,141)	(103,212)
Loss from discontinued operations	—	—	(30,422)

Net loss	$(277,692)	$(239,141)	$(133,634)
Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(19,139)	(23,232)	(23,627)
Accretion of issuance costs associated with Series A and Series B	(4,553)	(4,542)	(4,029)

Net loss available to Common Stockholders	$(301,384)	$(266,915)	$(161,290)

Basic & Diluted Loss Per Share—Continuing Operations	$(2.81)	$(3.22)	$(2.01)

Basic & Diluted Loss Per Share—Discontinued Operations	$—	$—	$(0.47)

Basic & Diluted Loss Per Share	$(2.81)	$(3.22)	$(2.48)

Basic & Diluted Weighted-Average Common Shares Outstanding	107,179	83,016	64,966

See accompanying Notes to Consolidated Financial Statements

TERRESTAR CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(277,692)	$(239,141)	$(133,634)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations		—	30,422
Depreciation and amortization	22,479	18,222	6,796
Write off of financing fees	—	5,708	—
Equity in losses of MSV	—	7,338	30,079
Minority interests in losses of TerreStar Global	—	(1,198)	(654)
Minority interests in losses of TerreStar Networks	(10,545)	(23,262)	(20,655)
Loss (gain) on asset disposal	6,768	(123)	—
Amortization of deferred financing costs and debt discount costs	5,029	1,778	538
Non-cash 401(k) match	—	—	156
Stock-based compensation	4,480	25,069	35,756
Loss on impairment of intangibles	—	6,699	4,909
Loss (gain) on investment in SkyTerra	126,224	—	(11,260)
Other than temporary impairment- SkyTerra		106,800	—
Decrease in dividend liability	(77,708)	(71,046)	—
Changes in assets and liabilities:
Income tax receivable	(1,097)	(380)	—
Other current assets	5,077	(6,136)	(345)
Accounts payable and accrued expenses	(19,304)	20,088	9,155
Accrued termination costs	707	—	—
Other noncurrent assets	817	(6,817)	—
Accrued interest	49,539	38,035	2,267
Deferred rent and other liabilities	1,876	(1,546)	4,242

Net cash used in continuing operating activities	(163,350)	(119,912)	(42,228)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from the sale of SkyTerra shares	199,083	—	—
Proceeds of restricted cash and investments	2,049	45,423	61,511
Proceeds from the sale of investments	—	—	46,951
Proceeds from TerreStar Global rights offering	—	—	672
Proceeds from assets held for sale	—	500	—
Additions to intangible assets	(367)	(734)	—
Additions to property and equipment	(103,546)	(290,611)	(235,579)

Net cash provided by (used in) continuing investing activities	97,219	(245,422)	(126,445)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of Senior Secured Notes	—	—	200,000
Proceeds from TerreStar-2 Purchase Money Credit Agreement	33,175	—	—
Proceeds from issuance of TerreStar Notes and TerreStar Exchangeable Notes	195,732	500,000	—
Proceeds from issuance of equity securities	—	6,708	18,246
Repayment of the Senior Secured Notes	—	(200,000)	—
Payments for capital lease obligations	(59)	(37)	—
Purchase of treasury stock	—	—	(6,791)
Dividends paid on Series A and B Cumulative Convertible Preferred Stock	(13,086)	(13,086)	(21,446)
Debt issuance costs and other charges	(3,954)	(14,421)	(6,245)

Net cash provided by continuing financing activities	211,808	279,164	183,764

Net cash provided by (used in) continuing operations	145,677	(86,170)	15,091

Net cash used in discontinued operating activities	—	(28)	(18,435)
Net cash provided by (used in) discontinued investing activities	2,009	3,667	(4,515)

Net cash provided by (used in) discontinued operations	2,009	3,639	(22,950)

Net increase (decrease) in cash and cash equivalents	147,686	(82,531)	(7,859)
CASH AND CASH EQUIVALENTS, beginning of period	89,134	171,665	179,524

CASH AND CASH EQUIVALENTS, end of period	$236,820	$89,134	$171,665

See accompanying Notes to Consolidated Financial Statements

TERRESTAR CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	Series E Junior Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Purchase Warrants	Treasury Stock		Accumulated Other Compre- hensive Income	Accumulated Deficit	Total
	Shares	Par Value	Shares	Par Value			Shares	Amount
BALANCE, December 31, 2005	—	$—	66,606,504	$666	$752,777	$74,600	(3,487,202)	$(67,086)	$—	$(352,416)	$408,541
Common Stock issued under the 401(k) Savings and Stock Purchase Plan	—	—	7,806	—	156	—	—	—	—	—	156
Sales of Common Stock, Net of Expenses	—	—	6,252,721	63	93,455	—	—	—	—	—	93,518
Common Stock issued for exercise of stock options	—	—	121,165	1	494	—	—	—	—	—	495
Common Stock issued for exercise of common stock purchase warrants	—	—	145,012	2	1,843	(1,400)	—	—	—	—	445
Exercise of TerreStar stock options	—	—	—	—	(1,715)	—	—	—	—	—	(1,715)
Stock option compensation expense	—	—	—	—	32,674	—	—	—	—	—	32,674
Restricted Stock issued	—	—	530,000	5	6,423	—	—	—	—	—	6,428
Treasury Stock acquired	—	—	—	—	—	—	(464,000)	(6,791)	—	—	(6,791)
Net loss	—	—	—	—	—	—	—	—	—	(133,635)	(133,635)
Distribution of TerreStar Global	—	—	—	—	356	—	—	—	—	—	356
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(23,627)	(23,627)
Accretion of issuance costs on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(4,029)	(4,029)
Dividend Liability	—	—	—	—	(254,490)	—	—	—		—	(254,490)

BALANCE, December 31, 2006	—	—	73,663,208	737	631,973	73,200	(3,951,202)	(73,877)	—	(513,707)	118,326
Common Stock issued under the 401(k) Savings and Stock Purchase Plan	—	—	834	—	10	—	—	—	—	—	10
Exchange of Common Stock	—	—	15,128,642	151	123,273	—	—	—	—	—	123,424
Common Stock issued for exercise of stock options	—	—	44,393	—	2,179	—	—	—	—	—	2,179
Common Stock issued for exercise of common stock purchase warrants	—	—	1,500,045	15	13,607	(9,103)	—	—	—	—	4,519
Stock option compensation expense	—	—	—	—	25,253	—	—	—	—	—	25,253
Restricted Stock forfeited	—	—	(20,000)	—	(42)	—	—	—	—	—	(42)
Net loss	—	—	—	—	—	—	—	—	—	(239,141)	(239,141)
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	—	—	1,060,919	11	9,942	—	—	—	—	(23,232)	(13,279)
Accretion of issuance costs on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(4,542)	(4,542)
Translation Adjustments	—	—	—	—	—	—	—	—	10	—	10

TERRESTAR CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	Series E Junior Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Purchase Warrants	Treasury Stock		Accumulated Other Compre- hensive Income	Accumulated Deficit	Total
	Shares	Par Value	Shares	Par Value			Shares	Amount
BALANCE, December 31, 2007	—	—	91,378,041	914	806,195	64,097	(3,951,202)	(73,877)	10	(780,622)	16,717
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	—	—	1,898,894	19	9,934	—	—	—	—	(19,139)	(9,186)
Accretion of issuance costs on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(4,553)	(4,553)
Release of Dividend Liability	—	—	—	—	105,735	—	—	—	—	—	105,735
Stock option compensation expense	—	—	—	—	4,396	—	—	—	—	—	4,396
Expiration of warrants	—	—	—	—	8,288	(8,288)	—	—	—	—	—
Beneficial conversion feature	—	—	—	—	10,923	—	—	—	—	—	10,923
Exchange of Common Stock	—	—	1,725,545	17	9,211	—	—	—	—	—	9,228
Restricted Stock issued net of forfeits	—	—	867,060	9	(9)	—	—	—	—	—	—
Translation Adjustments	—	—	—	—	—	—	—	—	(80)	—	(80)
Stock issued for Spectrum Acquisition	1,200,000	12	30,000,000	300	265,488	—	—	—	—	—	265,800
Net loss	—	—	—	—	—	—	—	—	—	(277,692)	(277,692)

BALANCE, December 31, 2008	1,200,000	$12	125,869,540	$1,259	$1,220,161	$55,809	(3,951,202)	$(73,877)	$(70)	$(1,082,006)	$121,288

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

As of December 31, 2008, we have four wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., CCTV Wireless I, LLC, and Port Merger Corporation. MVH Holdings Inc. and Motient Ventures Holdings Inc., a wholly owned subsidiary of MVH Holdings Inc., directly hold approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, after-tax liquidation value of our investment securities, and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Based on our current business plan, we believe that we have sufficient liquidity required to conduct operations through December 31, 2009 and into the first quarter of 2010. We will likely face a cash deficit in the first quarter of 2010 unless we obtain additional capital. We cannot guarantee that financing sources will be available or available on favorable terms.

Our principal sources of liquidity consist of our existing cash on hand and our secured $100 million TerreStar-2 Purchase Money Credit Agreement (“Credit Agreement”) of which $66.8 million is available. As of December 31, 2008, including restricted cash; we had $238.2 million of cash on hand. After giving effect to the net proceeds available under the Credit Agreement, we have approximately $305 million of liquidity resources available to fund operations.

Our short-term liquidity needs are driven by our satellite system construction contracts, the development of terrestrial infrastructure and networks, the design and development of our handset and chipset, and our ongoing operating expenses. As of December 31, 2008, we had contractual obligations of $148 million due within one year, consisting of approximately $120 million related to our satellite system, of which, we expect to spend between $30 and $40 million to obtain satellite launch insurance prior to the launch of our TerreStar-1 satellite, $22 million related to our handset, chipset, and terrestrial network, and $6 million for operating leases. In addition, TerreStar Europe, a TerreStar Global subsidiary, recently filed an application for the award of S-band spectrum in Europe. If we are awarded this spectrum, we will need additional funds in TerreStar Global for satellite construction and terrestrial ground network development. We have the ability to preserve cash by deferring certain operating and capital expenditures related to the deployment of our satellite and terrestrial network into future periods.

Our long-term liquidity needs are to fund the deployment and expansion of our terrestrial infrastructure and networks, the design of our second generation handset and chipset, orbital incentive payments related to our satellite contracts, and settlement of our Series A and B Cumulative Redeemable Convertible Preferred Stock

which mature on April 15, 2010, if not converted. In addition, we will need funds for working capital purposes, which we anticipate will grow as our operations expand. As of December 31, 2008, we had aggregate contractual payment obligations of approximately $710 million, consisting of approximately $311 million for the TerreStar Networks’ satellites and incentive payments; approximately $15 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas, data centers, and site hosting agreements; and approximately $384 million for obligations related to the build out of our terrestrial network and handset and chipset costs. However, we have identified in excess of $325 million of these contractual obligations that can be eliminated or deferred. We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. Although we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all.

Narrative Description of the Business

TerreStar Networks Inc.

TerreStar Networks is our principal operating entity. In cooperation with its Canadian partner, 4371585 Canada, we plan to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering MSS using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ATC, we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network would allow a user to utilize a mobile device that would communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. Through TerreStar Networks, we are in the process of building our first satellite pursuant to a construction contract with Loral. Once launched, our TerreStar-1 satellite, with an antenna approximately sixty feet across, will be able to communicate with conventionally sized wireless devices currently being developed by our vendors.

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

TerreStar Networks was initially created as a subsidiary of SkyTerra, formerly known as MSV, established to, among other things, develop a satellite communications system using the S-band. On May 11, 2005, we acquired our ownership interest in TerreStar Networks when, in conjunction with a spin-off of TerreStar Networks to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar Networks common stock. In conjunction with this transaction, TerreStar Networks also entered into an agreement with MSV’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which we anticipate will allow us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

Since May 11, 2005, we have consolidated TerreStar Networks financial results in our financial statements.

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. ATC authorization provides the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. Our planned network is designed to allow an end user to seamlessly communicate with a terrestrial wireless network or our satellite through a conventional mobile device, optimizing service quality, continuity and geographic coverage. In the second quarter of 2009, we plan to launch our first multi-spot beam geostationary satellite, TerreStar-1, which is designed so that the beams can be refocused dynamically. We are also working with vendors to develop our next-generation network.

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

Our remaining FCC milestones require that we launch TerreStar-1 in June 2009 and certify our network operational in August 2009, and our remaining Industry Canada milestone requires that we successfully place TerreStar-1 into its assigned orbital position by August 2009. If we encounter a delay in construction, delivery or launch of TerreStar-1, we could have difficulty meeting these milestones and may need to seek extensions. There can be no guarantee that such extension requests would be granted. We also would continue to have significant cash requirements that could materially increase the aggregate amount of funding we need. We may not be able to obtain additional financing on favorable terms, or at all, during periods of delay. Delays could also make it more difficult for us to secure customers and could force us to reschedule our anticipated satellite launch date. Likewise should we encounter a launch failure, a failure to deploy key elements of TerreStar-1, or should TerreStar-1 malfunction or to fail prematurely, we will suffer significant delays that will damage our business, cause us to incur significant additional costs, impact the carrying value of our long-lived assets, and adversely affect our ability to generate revenues.

Our Relationship with TerreStar Canada and 4371585 Canada

MSV formed TerreStar Networks in 2002 as a wholly-owned subsidiary and subsequently spun TerreStar Networks off to MSV’s owners, which included TMI Communications (now known as 4371585 Canada) and TerreStar Corporation or entities controlled by each. As part of the spin-off of TerreStar Networks, TMI Communications became contractually obligated to assign, subject to necessary regulatory approvals, its Industry Canada approval in principle to TerreStar Networks, or to an entity designated by TerreStar Networks that is eligible under Canadian law to hold the approval in principle. TerreStar Networks negotiated and committed, pursuant to a master agreement, to enter into certain transfer agreements with TMI Communications (TMI Communications’ outstanding obligations under the transfer agreements were assumed by 4371585 Canada on December 20, 2007 as the transferee of TMI Communications’ interest in TerreStar Canada Holdings), TerreStar Canada, TerreStar Canada Holdings and certain other related parties (the “Transfer Agreements”) pursuant to which TerreStar Networks will transfer TerreStar-1 to TerreStar Canada and TMI Communications effectuated the transfer of its Industry Canada approval in principle to TerreStar Canada and FCC authorization to TerreStar

Networks. TMI Communications’ assignment of its Industry Canada approval to TerreStar Canada was authorized by Industry Canada on April 27, 2007. This authorization transferred the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 degrees west longitude orbital position in order to provide MSS in Canada. On October 10, 2007, Industry Canada clarified that the authorization as transferred included the authority to operate at 111.0 degrees west longitude. In order to comply with Canada’s telecommunications foreign ownership rules, title to TerreStar-1 is expected to be transferred to TerreStar Canada at the time that title would have otherwise transferred to TerreStar Networks under the terms of its satellite construction contract with Loral, as amended.

The Transfer Agreements also provide for, among other things, the license of certain intellectual property rights to TerreStar Canada, the grant to TerreStar Networks of an indefeasible right to use capacity on TerreStar-1, and the provision by TerreStar Networks to TerreStar Canada of various consulting and other services.

TerreStar Networks owns 20% of the voting equity of TerreStar Canada as well as 33 1/3% of the voting equity of TerreStar Canada Holdings, TerreStar Canada’s parent company. The remaining 80% of the voting equity of TerreStar Canada is held by TerreStar Canada Holdings and the remaining 66 2/3% of the voting equity of TerreStar Canada Holdings is held by 4371585 Canada. TerreStar Networks’ interests in TerreStar Canada and TerreStar Canada Holdings reflect the maximum foreign ownership levels currently permitted by applicable Canadian telecommunications foreign ownership rules. Effective January 1, 2008, TerreStar Corporation’s consolidated financial statements include TerreStar Canada, which is considered a variable interest entity under Financial Accounting Standards Boards Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN46R”).

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

Effective December 20, 2007, BCE completed a restructuring which resulted in TMI Communications, a wholly owned subsidiary of BCE, transferring all of its shares of TerreStar Canada Holdings to 4371585 Canada. 4371585 Canada is also a wholly-owned subsidiary of BCE.

In connection with the restructuring, TMI Communications entered into an Agreement to be Bound and Release dated December 20, 2007 pursuant to which TMI Communications agreed to transfer to 4371585 Canada its 66 2/3% interest in TerreStar Canada Holdings and 4371585 Canada agreed to become bound by the terms and conditions of the TerreStar Canada Shareholders’ Agreement. Further, pursuant to the Agreement to be Bound and Release, each of the parties to the TerreStar Canada Shareholders’ Agreement released and discharged TMI Communications from its obligations under the TerreStar Canada Shareholders’ Agreement.

TMI Communications also entered into a Joinder Agreement dated December 20, 2007 with 4371585 Canada, TerreStar Networks, TerreStar Canada and TerreStar Corporation, pursuant to which 4371585 Canada agreed to be bound by the terms and conditions of the Transfer Agreements to which TMI Communications was a party including, but not limited to, the TMI Guarantee, and the parties thereto agreed to release and discharge TMI Communications from its obligations under such Transfer Agreements.

On January 16, 2009, TerreStar Networks entered into a master agreement (the “Agreement”) with Trio 2 General Partnership (“Trio”) and certain other parties, pursuant to which, subject to the satisfaction of a number of conditions, including the receipt of necessary governmental approvals from Industry Canada and obtaining certain third party consents, Trio (through a wholly-owned subsidiary) will purchase the 66 2/3% voting equity stake in TerreStar Canada Holdings currently held by 4371585 Canada. Trio and TerreStar Networks will enter into a series of agreements that will be materially similar to the Transfer Agreements. TerreStar Networks will retain its existing 33 1/3% voting equity ownership of TerreStar Canada Holdings. Trio is majority-owned by certain managing partners of Trio Capital Inc., a Canadian investment firm, including Jacques Leduc. Mr. Leduc is also a member of the board of directors and a member of the nominating committee.

TerreStar Global Limited

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in proportion to their holdings, the majority of which came from TerreStar Corporation. As of December 31, 2008, TerreStar Corporation owned approximately 86% of the outstanding shares of TerreStar Global.

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

On October 7, 2008, TerreStar Europe filed an application with the European Commission for a Pan-European 2GHz MSS S-band spectrum authorization. TerreStar Europe has entered into a number of contracts in connection with its application, including contracts for the construction and operation of a satellite and earth station. We expect that the European Commission will issue such authorizations in 2009. There can be no assurance that TerreStar Europe will be awarded an authorization.

MSV and SkyTerra

On June 29, 2000, we formed a joint venture subsidiary, Motient Satellite Ventures LP (“MSV”), with certain other parties, in which we owned 80% of the membership interests. Three investors unrelated to us owned the remaining 20% interests in MSV. The minority investors had certain participating rights which provided for their participation in certain major business decisions that were made in the normal course of business; therefore, in accordance with EITF No 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, our investment in MSV has been recorded for all periods presented in the consolidated financial statements pursuant to the equity method of accounting. As a result of MSV’s capital transactions through 2004, our ownership interest decreased to 30%.

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

As of December 31, 2008 and 2007, our SkyTerra ownership interests were zero and 42%, respectively.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include our accounts, our subsidiaries, and TerreStar Canada, a variable interest entity under Financial Accounting Standards Board Financial Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”—An Interpretation of Accounting Research Bulletin (“ARB”) No. 51. As of January 1, 2008, we consolidated the results of TerreStar Canada into our financial statements. All intercompany accounts are eliminated upon consolidation. Investments in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. We monitor investments for other than temporary declines in value and makes reductions in value when appropriate.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to summarize fairly our financial position, results of operations and cash flows for the periods presented. The operating results for the periods presented are not necessarily indicative of the results that may be expected for future periods.

Our investment in MSV was accounted for under the equity method since 2001. Accordingly, the investment in MSV was carried at cost, adjusted for our proportionate share of earnings or losses.

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

Our most significant estimates relating to our continuing operations include the valuation of stock based compensation, deferred tax assets and long-lived assets.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash

At December 31, 2008, we had approximately $1.4 million in restricted cash held in money market escrow accounts. Approximately $0.8 million is held in connection with our Federal Communications Commission (“FCC”) Surety Bond and approximately $0.4 million is restricted in accordance with various leases and security deposits. In addition, approximately $0.2 million is restricted in accordance with our asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation.

At December 31, 2007, we had $5.5 million of restricted cash held in money market escrow accounts. Included in that amount is approximately $2.8 million restricted in accordance with our satellite construction contract. In addition, approximately $2.3 million is restricted in accordance with our asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation, and approximately $0.4 million is restricted in accordance with various leases and security deposits.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we calculate the fair value of its assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. We value our investments, debt and preferred equity instruments under SFAS No. 157.

We use valuation techniques and methodologies that maximize the use of observable inputs and minimize the use of unobservable inputs. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. The valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

To increase consistency and enhance disclosure of the fair value of financial instruments, SFAS No. 157 creates a fair value hierarchy to prioritize the inputs used to measure fair value into three categories. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest and Level 3 is the lowest. The three levels are defined as follows:

Level 1—unadjusted quoted prices in active markets accessible by the reporting entity for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—pricing inputs other than quoted market prices included in Level 1 that are based on observable market data, that are directly or indirectly observable for substantially the full term of the asset or liability. These include quoted market prices for similar assets or liabilities, quoted market prices for identical or similar assets in markets that are not active, adjusted quoted market prices, inputs from observable data such as interest rate and yield curves, volatilities or default rates observable at commonly quoted intervals or inputs derived from observable market data by correlation or other means.

Level 3—pricing inputs that are unobservable or less observable, from objective sources. Unobservable inputs should only be used to the extent observable inputs are not available. These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants. An entity should consider all market participant assumptions that are available without unreasonable cost and effort. These are given the lowest priority and are generally used in internally developed methodologies to generate management’s best estimate of the fair value when no observable market data is available.

The fair value of our investments in marketable debt and equity securities is generally based on quoted market prices or other observable market data such as interest rate indices.

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

Property and Equipment

We record property and equipment, or P&E, including leasehold improvements at cost. P&E consists of network, lab, office and computer equipment, internal use software, and leasehold improvements. The satellite and terrestrial network assets under construction primarily include materials, labor, equipment and interest related to the construction and development of our satellite and terrestrial network. Assets under construction are not depreciated until placed into service. Repair and maintenance costs are expensed as incurred. Interest capitalized in connection with the satellite and terrestrial network assets under construction totaled $60.6 million and $27.6 million in 2008 and 2007, respectively.

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

The cost of P&E is depreciated on a straight-line basis over the estimated economic useful lives as follows:

Long Lived Assets	Estimated Useful Life
Network, lab and office equipment	5 years
Computers, software and equipment	3 years
Leasehold improvements	Lesser of lease term or estimated useful life
Definite lived intangible assets	15 years
Satellite and Terrestrial Network Assets Under Construction	15 years (after launch)

Intangible Assets

Definite lived intangible assets primarily consist of intangible assets related to Federal Communications Commission (“FCC”) spectrum clearing frequencies and other intellectual property that were obtained in connection with several exchange transactions of TerreStar Corporation common stock for TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2006. Intangible assets that have finite useful lives are amortized over their estimated useful lives. We have also determined that certain of our FCC licenses have indefinite useful lives, and as such, are not amortized.

Valuation of Long-Lived and Intangible Assets

We evaluate whether long-lived assets and finite lived intangible assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). For such assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of an asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

We account for our indefinite-lived intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and indefinite lived intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets. Our intangible assets with indefinite lives primarily consist of 1.4GHz licenses. Generally, we have determined that our 1.4GHz licenses have indefinite useful lives due to the fact that we believe our 1.4GHz spectrum is a non-depleting asset.

We included in our evaluation a sensitivity analysis that would address market volatility factors and credit constraints. We evaluated our business plans and their related undiscounted cash flows and determined a probability weighting for them. As a result of our analysis, we determined that the long-lived and intangible assets as of December 31, 2008 were not impaired.

Investment in SkyTerra

We have accounted for our investment in SkyTerra at cost in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Our investment in SkyTerra was obtained as a result of the MSV Exchange Agreement in 2006. Our MSV partnership units were exchanged for shares in SkyTerra in both 2006 and 2007. Although our investment in common stock is non-voting, we determined the fair value of our investment based on the trading sales prices of SkyTerra shares as listed on the OTC Bulletin Board (“SKYT”).

Income Taxes

We adopted the provisions of FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes”—an interpretation of SFAS Statement No. 109, “Accounting for Income Taxes,” on August 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of adopting FIN No. 48 was not material to our financial position or results of operations.

We, together with our U.S. subsidiaries, file consolidated income tax returns in the U.S. federal jurisdiction. We, along with our U.S. subsidiaries, also file tax returns in various state and local jurisdictions. We have no periods under audit by the Internal Revenue Service (“IRS”). The statutes of limitation open for our returns are 2004, 2005, 2006 and 2007. We are not aware of any issues for open years that upon examination by a taxing authority are expected to have a material adverse effect on results of operations. As of December 31, 2008, we have fully reserved our deferred income tax balance.

Treasury Stock

We account for the purchase of treasury stock at cost. Upon reissuance of shares of treasury stock, we record any difference between the weighted-average cost of such shares and any proceeds received as additional paid-in-capital.

Stock Based Compensation

We adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” on January 1, 2006. We elected the modified prospective transition method provided under SFAS No. 123(R) and consequently prior period results have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Under this transition method, compensation cost associated with stock-based awards recognized beginning in 2006 now includes compensation expense related to the grant date fair value for the remaining unvested portion of stock-based awards granted prior to December 31, 2005 and compensation expenses related to stock-based awards granted subsequent to December 31, 2005.

The fair value of options is estimated using the Black-Scholes option-pricing model which considers, among many factors, the expected life of the award and the expected volatility of our stock price.

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

Earnings (Loss) per Common Share

We account for earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per common share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. This includes the reported net income (loss) plus the loss attributable to preferred stock dividends and accretion. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our Convertible Preferred Stock computed using the if-converted method.

Shares issuable under our equity plans were antidilutive in 2008, 2007 and 2006 because we incurred a net loss from continuing operations. For the years ended 2008, 2007 and 2006 we had approximately zero, 690,000 and 758,000 options and warrants respectively that were exercisable because the average market price was greater than the exercise price. We also had 408,500 preferred shares convertible into 12.3 million common shares and debt convertible into 27 million common shares at December 31, 2008, none of which were included since their effects were antidilutive.

Translation of Foreign Currencies

The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, with resulting translation gains and losses accumulated in a separate component of shareholders’ equity. Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the period.

Comprehensive Income

Comprehensive income refers to the change in an entity’s equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity’s owners. For us, the only item other than net loss that is included in comprehensive income is foreign currency translation adjustments. Comprehensive loss was approximately $278 million, $239 million and $134 million for the years ended December 31, 2008, 2007 and 2006 respectively. Accumulated other comprehensive income as reflected in the Consolidated Balance Sheets, consists of cumulative foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurements under Statement 13”, (“FSP No. 157-1”). FSP No. 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. The adoption of FSP No. 157-1 did not have a material impact on us.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of SFAS No. 157” (“FSP No. 157-2”). FSP No. 157-2 provides a one-year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. The adoption of FSP No. 157-2 did not have a material impact on us.

In October 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair market value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgements. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and therefore was effective for us at September 31, 2008. The adoption of FSP No. 157-3 did not have a material impact on us.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2008. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. We believe that SFAS No. 159 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No.160”) which requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements is currently not determined.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the framework, or hierarchy for selecting accounting principles to be used in preparing financial statements presented in conformity with U.S. GAAP. SFAS No. 162 amends the existing U.S. GAAP hierarchy established and set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement of Auditing Standard No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS No. 69”). The framework serves as a guide in determining the appropriate accounting treatment to be used for a transaction or event. We do not expect SFAS No. 162 to have an impact on our current accounting practices. The Standard will become effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. FAS 142-3”) which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, January 1, 2009 for us, and is to be applied prospectively. Early adoption is prohibited. We have not completed our analysis of the potential impact of FSP No. 142-3, but do not believe the adoption will have a material impact on our financial condition, results of operations, or cash flows.

Concentrations of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and short-term investments. We periodically invest our cash balances in temporary or overnight investments. Our short-term investments include debt securities such as commercial paper, time deposits, certificates of deposit, banker acceptances and marketable direct obligations of the United States Treasury with high credit quality financial institutions. At December 31, 2008, we had approximately $237 million of cash deposits, excluding restricted cash, in excess of amounts insured by the Federal Deposit Insurance Corporation. To date, we have not experienced any losses on cash deposits.

Note 3. Sale of SkyTerra Investment

Our investment in SkyTerra was obtained as a result of the MSV Exchange Agreement in 2006. Our MSV Partnership Units were exchanged for shares in SkyTerra in both 2006 and 2007. We held approximately 44.3 million shares of non-voting common stock of SkyTerra Communications as of December 31, 2007. This was accounted for under the cost method and valued at approximately $325 million. We also had a corresponding contractual commitment with SkyTerra to distribute 25.5 million of these shares to our shareholders, and had recorded a dividend liability of $183 million as of December 31, 2007 using the same adjusted cost basis as our investment. In the first quarter of 2008, we sold 14.4 million of our SkyTerra shares to Harbinger for an aggregate sales price of $76 million. We recognized a loss on this sale of $27 million.

On September 16, 2008, we sold our remaining 29.9 million shares of SkyTerra for gross proceeds of $124 million. We recognized a loss of approximately $99 million on this transaction. Harbinger purchased approximately 24 million shares and the remaining shares were sold to other purchasers. A portion of the shares sold to Harbinger were delivered to an escrow agent pending receipt of FCC approval of Harbinger’s pending application to control up to 100% of SkyTerra.

In order to permit us to sell these SkyTerra shares, SkyTerra agreed to waive a contractual requirement for TerreStar to distribute 25.5 million of the SkyTerra shares to our shareholders. We eliminated the $183 million dividend liability. We recorded a benefit to decrease dividend liability of $78 million due to a change in value of the shares, as a corresponding offset to the loss on the sale of the SkyTerra shares, and the remaining $105 million was recorded to Additional Paid-in Capital as an offset to the originally recorded transaction.

We also granted to SkyTerra the right to sell to third parties the 4,216,270 shares, or approximately 11.1% of the total outstanding common shares, of TerreStar Networks held by SkyTerra. Subject to certain conditions, purchasers of these shares would have the right to exchange them for 4.37 shares of our common stock per TerreStar Networks share, and would have registration rights with respect to these shares. We would also receive 3,126,428 shares of Terrestar Global, another TerreStar Corporation subsidiary, currently owned by SkyTerra in conjunction with this exchange. If consummated, this exchange would result in us owning more than 99.9% of TerreStar Networks and TerreStar Global.

Note 4. Property and Equipment

The components of property and equipment as of December 31, 2008 and 2007 are presented in the table below.

	December 31, 2008	December 31, 2007
	(in thousands)
Assets Under Construction
Satellite construction in progress	$655,510	$526,140
Terrestrial Network under Construction	44,776	28,866

	700,286	555,006

Assets in Service
Network equipment	2,420	2,385
Lab equipment	11,401	7,905
Office equipment	6,549	5,525
Leasehold improvements	2,963	2,963

	23,333	18,778
Less accumulated depreciation	(7,017)	(2,633)

Property and equipment, net	$716,602	$571,151

The satellite construction in progress and terrestrial network under construction includes $88.6 million and $28.0 million respectively, of interest capitalized as of December 31, 2008 and 2007.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $4.7 million, $2.6 million and $0.1 million, respectively.

During 2008, we recorded a loss related to asset disposals of approximately $6.8 million. This includes $5.5 million in assets under construction (including capitalized interest) where the set up and installation of sites were terminated and activities were ceased. There was an additional $1.3 million of equipment in service that was deemed obsolete and written off.

Note 5. Intangible Assets

Intangible assets as of December 31, 2008 and 2007 are presented in the table below.

	December 31, 2008	December 31, 2007
	(in thousands)
Indefinite lived intangibles
1.4GHz spectrum licenses	$156,520	$—
Definite lived intangibles
2GHz licenses	209,143	202,324
Intellectual Property	36,907	35,704

	246,050	238,028
Less accumulated amortization	(43,557)	(25,772)

Intangible assets, net	$359,013	$212,256

On June 9, 2008, we consummated our acquisition of Port Merger Corporation which was previously owned by Echostar. Port Merger Corporation holds certain 1.4GHz licenses. We issued 30 million shares of our common stock to EchoStar for this acquisition.

Additionally on February 5, 2008, we entered into an agreement with certain affiliates of Harbinger, which provided for the effective purchase of CCTV Wireless I, LLC the holder of certain 1.4GHz licenses and related intellectual property for the issuance of 1.2 million shares of our Series E junior participating preferred stock, convertible into 30 million shares of our common stock. On June 9, 2008, we consummated this agreement.

We retained an outside consultant to perform a fair value analysis of the spectrum as of June 10, 2008. An income approach, “The Greenfield Method,” a form of a discounted cash flow model, was utilized and included a sensitivity analysis that would address market volatility factors and credit constraints. As a result of the valuation, the 1.4GHz spectrum licenses were recorded at $156.5 million and no value was attributed to the related intellectual property.

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $17.7 million, $15.7 million and $6.7 million, respectively.

We utilized numerous assumptions and estimates in applying our valuation methodologies and in projecting future operating characteristics for the TerreStar Networks business enterprise. In general, we considered population, market penetration, products and services offered, unit prices, operating expenses, depreciation, taxes, capital expenditures and working capital. We also considered competition, satellite and wireless communications industry projections and trends, regulations and general economic conditions. In the application of our valuation methodologies, we applied certain royalty and discount rates that are based on analyses of public company information, assessment of risk and other factors and estimates.

Our initial valuation of TerreStar Network’s intellectual property rights was determined utilizing a form of the income approach referred to as the relief from royalty valuation method. We assumed a 10% to 12% royalty rate applied to a projected revenue stream generated by a hypothetical licensee utilizing such intellectual property rights.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses of continuing operations consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accounts payable	$10,886	$18,823
Accrued development expenses	1,581	13,613
Accrued consulting expense	274	5,078
Accrued compensation and benefits	2,591	2,519
Accrued legal expense	861	2,122
Accrued operating and other expenses	475	1,068

	$16,668	$43,223

Note 7. February 2008 Financing Transactions

On February 7, 2008, TerreStar Corporation and TerreStar Networks entered into a series of separate agreements with EchoStar Corporation, Harbinger and other investors constituting a commitment of $300 million in investments in TerreStar Corporation and TerreStar Networks, with $200 million made available at closing and the balance dedicated to funding the TerreStar-2 satellite. For further details on the debt transactions, please refer to Note 8 Long-Term Debt.

On February 5, 2008, we entered into Spectrum Agreement with EchoStar to acquire certain 1.4GHz spectrum licenses in exchange for 30 million shares of common stock.

On February 5, 2008, we entered into a Spectrum Contribution Agreement with Harbinger to assign its rights to certain other 1.4GHz spectrum licenses in exchange for 1.2 million of our Series E Junior Participating Preferred Stock, convertible into 30 million shares of common stock.

The transactions involving the 1.4 GHz spectrum licenses were consummated on June 10, 2008. We retained an outside consultant to perform a fair value analysis of the 1.4 GHz spectrum. We recorded $156.5 million to indefinite lived intangible assets as a result of the valuation.

We recorded these transactions as an integrated transaction for accounting purposes. In exchange for the net proceeds received of $191 million and spectrum licenses received of $156.5 million, we issued common stock of $265.8 million, issued debt of $200 million, recorded a debt discount of $142.5 million, recorded additional paid-in capital of $10.9 million related to a beneficial conversion feature and recorded deferred tax liability of $13 million.

Note 8. Long-Term Debt

TerreStar Notes

On February 14, 2007, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured Paid-in-Kind (“PIK”) Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar Corporation (“EchoStar”). The EchoStar Investment Agreement provided for, among other things, the purchase by EchoStar of $50 million of TerreStar Notes in accordance with the First Supplemental Indenture dated February 7, 2008.

The additional $50 million TerreStar Notes were issued at an issue price of 93%. As part of the acquisition accounting related to the $50 million TerreStar Notes and in conjunction with the acquisition of the 1.4GHz spectrum, a debt discount was recorded for approximately $42.5 million dollars. The debt discount is being accreted using the effective interest method over the six year term of the TerreStar Notes. For the year ended December 31, 2008, we accreted approximately $1 million of debt discount related to the TerreStar Notes. No accretion was recognized in 2007.

The TerreStar Notes bear interest from the date of issuance at a rate of 15% per annum. If certain milestones are not met, additional interest of up to 1.5% per annum will accrue on the TerreStar Notes. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. As of December 31, 2008, we did not meet certain milestones, so the interest rate increased by 1.5% from that date forward until these milestones are met.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $850.2 million as of December 31, 2008, consisting primarily of satellites under construction, property and equipment and cash and cash equivalents.

During 2008, $87.7 million of interest were converted into additional TerreStar Notes in accordance with covenants under the Indenture. As of December 31, 2008 and 2007, the carrying value of the TerreStar Notes, net of discount including accrued interest, was $671.9 million and $568.0 million, respectively.

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

The TerreStar Exchangeable Notes bear interest from February 7, 2008 at a rate of 6.5% per annum, payable on a quarterly basis. Until and including June 15, 2011, interest on the TerreStar Exchangeable Notes will be payable in additional TerreStar Exchangeable Notes quarterly, starting March 15, 2008. Thereafter, interest on the TerreStar Exchangeable Notes will be payable in cash quarterly, starting June 15, 2011. The TerreStar Exchangeable Notes are scheduled to mature on June 15, 2014.

The TerreStar Exchangeable Notes rank senior in right of payment to all existing and future subordinated indebtedness, and pari-passu with all other unsubordinated indebtedness. The TerreStar Exchangeable Notes are guaranteed by subsidiaries of TerreStar Networks.

As part of the acquisition accounting related to the TerreStar Exchangeable Notes and in conjunction with the acquisition of the 1.4GHz spectrum, a debt discount was recorded for approximately $100 million dollars. The debt discount is being accreted using the effective interest method over the six year term of the TerreStar Exchangeable Notes. For the year ended December 31, 2008, we accreted approximately $4 million of debt discount related to the TerreStar Exchangeable Notes. No accretion was recognized in 2007.

During 2008, $8.7 million of interest was converted into additional TerreStar Exchangeable Notes in accordance with the TerreStar Exchangeable Notes Indenture. As of December 31, 2008, the carrying value of the TerreStar Exchangeable Notes, net of discount including accrued interest, was $63.2 million.

Beneficial Conversion Feature

The effective conversion rate of the TerreStar Exchangeable Notes after considering the discount, as compared to the fair market value of our common stock on the date of commitment, represents an additional beneficial conversion value. Thus, we recorded an additional discount to the TerreStar Exchangeable Notes, with a corresponding increase in additional paid-in capital, of $10.9 million. In accordance with EITF No. 00-27, “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the aforesaid discount is amortized to interest expense over six years from the date of commitment, the earliest redemption date of the notes.

TerreStar-2 Purchase Money Credit Agreement

On February 5, 2008, we entered into a $100 million TerreStar-2 Purchase Money Credit Agreement (“Credit Agreement”) among TerreStar Networks, as the borrower, the guarantor’s party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

Amounts outstanding under the Credit Agreement bear interest at a rate of 14% per annum and mature on February 5, 2013. This interest is payable in additional notes through February 2012 and payable in cash thereafter.

The Credit Agreement contains restrictive covenants customary for credit facilities of this type, including, but not limited to the following: limitations on incurrence of additional indebtedness; a limitation on liens; a limitation on asset sales of collateral and limitation on transactions with affiliates. The Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). If any events of default occur and are not cured within the applicable grace periods or waived, the outstanding loans may be accelerated. The financing will be advanced as required and used to fund the completion of the TerreStar-2 Satellite.

As of December 31, 2008, the carrying value of the Credit Agreement, including accrued interest, was $36.8 million.

Leases

As of December 31, 2008, we had non-cancelable leases for office space, co-location sites, calibration earth stations, towers and furniture and equipment under operating leases expiring through 2018.

Rent expense totaled approximately $10.8 million, $2.9 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement. We also had sublease income which totaled approximately $0.3 million, $0.2 million and zero for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 9. Stockholders’ Equity

As of December 31, 2008, we authorized 5 million shares of preferred stock and 240 million shares of common stock. For each share of common stock held, common stockholders are entitled to one vote on matters submitted to the stockholders.

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

Common Stock

On September 7, 2006, we completed a rights offering for our common stock. In the offering, we sold 2,133,335 shares of common stock at a price of $8.157 per share for net proceeds of $18.2 million. The rights offering was open to our stockholders of record as of December 17, 2004 who had not participated in our private placement of common stock in November 2004. Each eligible record holder received a right to purchase 0.103 shares of our common stock for each share of common stock held on the record date.

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

During 2008, we exchanged approximately 1.7 million shares of our common stock for approximately 0.9 million shares of TerreStar Networks common stock and approximately 0.3 million shares of TerreStar Global common stock with minority share holders. Accordingly, our ownership interests in TerreStar Networks and TererStar Global is approximately 88% and 86%, respectively, on a non-diluted basis as of December 31, 2008. In addition, the exchanges resulted in an allocation of approximately $7.7 million to intangible assets for the year ended December 31, 2008.

On June 9, 2008, we issued approximately 30 million shares of our common stock pursuant to the closing of the EchoStar Spectrum Purchase Agreement.

Share Reserved for Future Issuances

As of December 31, 2008, we reserved common stock for future issuance, as detailed below:

Shares issuable upon exercise of warrants	3,238,477
Shares issuable upon conversion of preferred stock	42,255,956
Shares issuable upon exercise of options	8,664,732
Shares issuable for Exchangeable Notes	33,051,620
Shares issuable in connection with SkyTerra transaction exchangeable for TerreStar Networks stock	19,094,343

Total	106,305,128

Preferred Stock

We account for the Series A and Series B Cumulative Redeemable Convertible Preferred Stock (“Series A and B Preferred”) under Accounting Series Release 268 “Redeemable Preferred Stocks.” As of December 31, 2008, we had 5.0 million authorized shares of preferred stock, consisting of 0.45 million Series A shares, 0.5 million Series B shares, 1 Series C share, 1 Series D share, 1.9 million Series E shares and approximately 2.1 million shares undesignated.

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

The rights, preferences and privileges of the Series A Preferred are contained in Certificates of Designations of the Series A Cumulative Convertible Preferred Stock. The following is a summary of these rights, preferences and privileges:

•

The Series A Preferred Stock has voting rights limited to those listed below, or except as required by applicable law. Upon (a) the accumulation of accrued and unpaid dividends on the outstanding shares of Series A Preferred for two or more six month periods, whether or not consecutive; (b) our failure to properly redeem the Series A Preferred Stock, or (c) our failure to comply with any of the other covenants or agreements set forth in the continuance of such failure for 30 consecutive days or more after receipt of notice of such failure from the holders of at least 25% of the Series A preferred then-outstanding shares of Series A Preferred, with the holders of shares of any parity securities issued after April 15, 2005 upon which like voting rights have been conferred and are exercisable, voting as a single class, will be entitled to elect two directors to our Board of Directors for successive one-year terms until such defect listed above has been cured. In addition, we must obtain approval of the holders of a majority of the then outstanding shares of Series A Preferred to modify the rights, preferences or privileges of the Series A Preferred in a manner adverse to the holders of Series A Preferred.

•

From April 15, 2005 to April 15, 2007 we were required to pay dividends in cash at a rate of 5.25% per annum (the “Cash Rate”) on the shares of Series A Preferred. We were required to place the aggregate amount of these cash dividends, $42,892,500, in an escrow account. These cash dividends will be paid to the holders of Series A Preferred from this escrow account in four semi-annual payments, unless earlier paid pursuant to the terms described below. The first of these dividend payments was made on October 15, 2005.

•

From April 15, 2007 to April 15, 2010, we are required to pay dividends on each share of Series A Preferred either in cash at the Cash Rate or in shares of our common stock at a rate of 6.25% per annum.

•

If any shares of Series A Preferred remain outstanding on April 15, 2010, we are required to redeem such shares for an amount equal to the purchase price paid per share plus any accrued but unpaid dividends on such shares.

•

Each holder of shares of the Series A Preferred shall be entitled to convert their shares into shares of our common stock at any time. Each share of Series A Preferred will initially be convertible into 30 shares of our common stock. Upon conversion, any accrued but unpaid dividends on such shares will also be issued as shares of common stock, in a number of shares determined by dividing the aggregate value of such dividend by $33.33. Upon conversion all amounts paid to holders of Series A Preferred will be paid in shares of our common stock.

•

Upon a change in our control, each holder of Series A Preferred shall be entitled to require us to redeem such holder’s shares of Series A Preferred for an amount in cash equal to $1,080 per share plus all accrued and unpaid dividends on such shares.

•

No dividends may be declared or paid, and no funds shall be set apart for payment, on shares of our common stock, unless (i) written notice of such dividend is given to each holder of shares of Series A Preferred not less than 15 days prior to the record date for such dividend and (ii) a registration statement registering the resale of the Conversion Shares has been filed with the SEC and is effective on the date we declare such dividend.

Upon our liquidation, dissolution or winding up, the holders of Series A Preferred are entitled to receive, prior and in preference to any distributions to holders of shares of our common stock, an amount equal to $1,000 per share plus all accrued and unpaid dividends on such shares.

On October 26, 2005, we completed an exchange offer in which we allowed each holder of Series A Preferred the opportunity to exchange their shares of Series A Preferred and a release of any claims relating to the issuance of the Series A Preferred for shares of Series B Preferred, which will have rights, preferences and privileges substantially identical to the Series A Preferred, except that upon (a) the accumulation of accrued and unpaid dividends on the outstanding shares of Series B Preferred for two or more six month periods, whether or not consecutive; (b) our failure to properly redeem the Series B Preferred Stock, or (c) our failure to comply with any of the other covenants or agreements set forth in the Certificate of Designations for the Series B Preferred Stock, and the continuance of such failure for 30 consecutive days or more after receipt of notice of such failure from the holders of at least 25% of the Series B Preferred then outstanding, then the holders of at least a majority of the then-outstanding shares of Series B Preferred, with the holders of shares of any parity securities upon which like voting rights have been conferred and are exercisable, voting as a single class, will be entitled to elect a majority of the members of our Board of Directors for successive on-year terms until such defect listed above has been cured. All of the holders of the Series A Preferred except for those affiliated with Highland Capital Management exchange their shares in this offer. Accordingly, approximately $318.5 million in the face amount of Series A Preferred shares were exchanged for Series B Preferred shares of the same face amounts and on $90 million in face amount of Series A Preferred shares remain outstanding.

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

The rights, preferences and privileges of the Series C and Series D preferred are contained in Certificates of Designations of the Series C and D preferred stock. The following is a summary of these rights, preferences and privileges:

•	The Series C and Series D holders are not entitled to or permitted to vote on any matter required or permitted to be voted upon by the stockholders of the Corporation.

•	The Series C and Series D Preferred are not convertible into any other class of our capital stock.

•

Series C and Series D preferred stock rank senior and prior to our common stock and each other class or series of our equity securities whether issued or issued in the future with respect to payment of dividends, redemption payments, rights upon our liquidation, dissolution or winding up of affairs. Additionally, the Series C and Series D rank junior to the Series A and Series B Cumulative Convertible Preferred Stock.

•

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our affairs, no distribution shall be made (a) to the holders of any shares of our capital stock ranking junior (with respect to rights upon liquidation, dissolution or winding up) to the Series C and Series D preferred stock, unless the Series C and Series D holders shall have received $1,000 per share each, or (b) to the holders of shares of capital stock of the Company ranking on a parity (with respect to rights upon liquidation, dissolution or winding up) with the Series C and Series D preferred stock, except for distributions made ratably on the Series C and Series D preferred stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up.

•

By virtue of their ownership of shares of Series C and Series D preferred stock, EchoStar and Harbinger have consent rights for, among other things, certain sales of assets, making any material change in our line of business, amending or permitting the amendment of our certificate of incorporation, by-laws, or our other organizational documents or any of our subsidiaries, certain acquisitions of assets, certain capital expenditures and consolidations and mergers and rights to appoint directors.

Series E Junior Participating Preferred Stock

Series E preferred stock was issued to Harbinger and its affiliates under the Harbinger Spectrum Agreement. Except as otherwise required under Delaware law, the holders of Series E Preferred Shares are not entitled to vote on any matter required or permitted to be voted on by the stockholders. The holders of Series E Preferred Shares are entitled to participate ratably in any dividends paid on the shares of common stock. In the event of a liquidation, the holders of Series E Preferred Shares will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $0.0001 per share (subject to adjustment), before any distribution may be made or any assets distributed in respect of the shares of common stock. Subject to certain restrictions related to the change of control provisions under the existing indenture and existing preferred stock, each Series E Preferred Share may be converted into 25 shares of common stock (subject to adjustment). There is no restriction in the Certificate of Designations governing the Series E Preferred Shares on the repurchases or redemption of shares by the Company while there is any arrearage in the payment of dividends or sinking fund installments.

On June 9, 2008, we issued 1.2 million shares of our Series E preferred stock to Harbinger, convertible into 30 million shares of our common stock for the effective purchase of CCTV Wireless, LLC, the holder of certain 1.4GHz licenses. The transaction was consummated on June 10, 2008.

Common Stock Purchase Warrants

As of December 31, 2008, there were approximately 3 million fully vested warrants exercisable for our common stock outstanding.

The following table summarizes our warrant activity as of December 31, 2008.

TerreStar Corporation	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2008	4,213,400	$9.35
Granted	—	—
Canceled	(974,923)	5.92
Exercised	—	—

Outstanding at December 31, 2008	3,238,477	$10.22

Note 10. Employee Stock Benefit Plans

Stock Options

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”, an amendment of SFAS Nos. 123 (“SFAS No. 123(R)”), applying the modified prospective method. As a result of our decision to adopt using the modified prospective method, prior period results have not been restated. Prior to the adoption of SFAS No. 123(R), we applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock-based awards, and accordingly, recognized no compensation costs for its stock option plans other than for instances where APB 25 required variable plan accounting related to performance-based stock options, stock option modifications and restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Such estimates are made using the Black-Scholes option pricing model. Included in continuing operations for the year ended December 31, 2006 is the impact of revising the requisite service period related to stock compensation awards previously-granted to TerreStar Networks employees, certain Company executives and the Company’s former directors. This revised estimate was a shortening of the service period from previous estimates to September 25, 2006, the closing date of the TerreStar Networks and MSV ownership exchanges. In accordance with the stock compensation awards, that transaction qualified as an event which triggered automatic acceleration of all the outstanding unvested awards.

Similarly, included in discontinued operations for the year ended December 31, 2006 is the impact of shortening the requisite service period related to stock compensation awards previously-granted to certain of our employees due to the automatic acceleration which occurred upon the closing of the sale of our terrestrial wireless business on September 14, 2006.

Summary

Through 2007, TerreStar Corporation and TerreStar Networks offered stock options and other long term equity based incentive awards under their respective equity plans to their employees, directors and other service providers. During 2006, TerreStar Corporation adopted the 2006 TerreStar Corporation Equity Incentive Plan (the “2006 Plan”) which replaced the 2002 TerreStar Corporation Plan (the “2002 Plan”). During 2007, the TerreStar Corporation and TerreStar Networks respective Board of Directors and Compensation Committees decided to cease issuing options and other awards under the TerreStar Networks 2002 Stock Incentive Plan (the “2002 TerreStar Networks Plan”) and exchange certain outstanding options under the 2002 TerreStar Networks Plan for options to purchase common stock of TerreStar Corporation under the 2006 Plan. As of December 31, 2008, we now offer stock options and other long-term incentive awards under the following two plans to eligible persons:

•	the 2006 Plan; and

•	the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”).

Our equity-based compensation expense is included in the following areas in the consolidated statement of operations for the periods indicated (in thousands) for the awards outstanding under the 2002 TerreStar Networks Plan, the 2006 Plan, the 2002 Plan, the Global Plan, and warrants issued to purchase TerreStar Global common shares:

	2008	2007	2006
General and administrative	$4,195	$23,814	$35,756
Research and development	285	1,297	—
Discontinued operations	—	—	4,862

Total stock-based compensation	$4,480	$25,111	$40,618

For the year ended December 31, 2008, the total unrecognized stock compensation expense was approximately $6.6 million.

Restricted Stock Awards

During 2008, we issued approximately 0.1 million and 0.6 million shares of restricted stock awards to its employees and approximately 0.3 million shares to certain executives of TerreStar Networks under the 2006 Plan. Fifty percent of the shares vest ninety days following the successful launch and in orbit test check-in of TerreStar-1 satellite and the remaining fifty percent vest upon the first anniversary of the initial vesting date. The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards are settled in our shares of common stock after the vesting period.

The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards generally vest over four years and are settled in shares of TerreStar Corporation common stock after the vesting period.

The following table summarizes our restricted stock activity as of December 31, 2008.

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Nonvested at January 1, 2008	69,000	$13.35
Granted	927,110	3.76
Canceled	(60,050)	4.22
Vested	(35,000)	9.80

Nonvested at December 31, 2008	901,060	$4.23

TerreStar Networks 2002 Stock Incentive Plan

In July 2002, the TerreStar Networks’ shareholders approved the 2002 TerreStar Networks Plan (as amended) with 7,707,458 authorized shares of common stock, of which options to purchase 213,763 shares of TerreStar Networks’ common stock were outstanding at December 31, 2008 and 2007, respectively. All of the outstanding options under the 2002 TerreStar Networks Plan have vested. Pursuant to the terms of the adoption of the 2006 Plan (discussed above) no additional options will be issued pursuant to the 2002 TerreStar Networks Plan, and the plan will terminate upon the exercise or termination of the outstanding options.

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

The following table summarizes the fair values and weighted average assumptions related to the grants under the 2002 TerreStar Networks Plan.

2006
Weighted average grant date fair value	$7.00
Weighted average assumptions:
Risk-free interest rate	4.62%
Expected volatility	62%
Expected dividend yield	—
Expected term (years)	2.5

The following tables summarize our stock option activity for the 2002 TerreStar Networks Plan:

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	213,763	$7.38	—
Granted	—	—	—
Canceled
Exercised

Outstanding at December 31, 2008	213,763	$7.38	$3,232

Exercisable at December 31, 2008	213,763	$7.38	$3,232

The following table provides information about options under the 2002 TerreStar Networks Plan that are outstanding and exercisable as of December 31, 2008:

	Options Outstanding		Options Exercisable
Exercise Prices	As of December 31, 2008	Weighted Average Contractual Life Remaining	As of December 31, 2008
$0.21	52,070	6 years	52,070
$0.70	100,435	4 years	100,435
$24.42	61,258	7 years	61,258

	213,763		213,763

2002 TerreStar Corporation Plan

The 2002 Plan was initially adopted by the Board of Directors in May 2002 with 5,493,024 authorized shares of common stock, of which options to purchase 231,664 shares of the our common stock were outstanding at December 31, 2008.

2006 TerreStar Corporation Equity Incentive Plan

In April 2006, our shareholders approved the 2006 Plan which was designed to replace both the 2002 Plan and the 2004 Restricted Stock Plan. No additional shares were granted under either the 2002 Plan or the 2004 Restricted Stock Plan. The 2006 Plan initially authorized to issue a total of 10,000,000 (and was later amended in October 2007 to increase to 11,000,000) Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Performance Shares and Performance Units. As of December 31, 2008, approximately 1.2 million shares remain available to be issued under the Plan.

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

On April 16, 2008, in connection with the departure of certain executives and their severance agreements, we accelerated the vesting date for those options not yet vested of approximately .9 million and 1.2 million options which were initially granted on May 1 and May 23, 2007, respectively, and extended the exercise period of these options by 12 months. Additionally, we granted an additional 145,175 fully vested options to one of the executives.

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

The following table summarizes the fair values and weighted average assumptions related to the grants under the 2006 Plan.

Grant dates	2008	2007	2006
Weighted average grant date fair value	$0.33 – $1.78	$5.09 – 6.68	$7.32
Weighted average assumptions:
Risk-free interest rate	1.64% – 3.48%	4.34% – 4.68%	4.55%
Expected volatility	57% – 70%	60.0%	84.0%
Expected dividend yield	—	—	—
Expected term (years)	1.0 – 6.0	5.50 – 5.83	4.83
Options granted	332,675	9,138,403	407,500

The following tables summarize our stock option activity for the 2002 TerreStar Corporation Plan and the 2006 Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	9,568,911	$11.73	$—
Granted	332,675	9.33	$—
Canceled	(1,236,854)	11.31	$—
Exercised	—	—	$—

Outstanding at December 31, 2008	8,664,732	11.69	$—

Exercisable at December 31, 20085	5,007,770	$11.93	$—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	3,942,055	$6.72
Granted	332,675	3.80
Canceled	(897,926)	6.68
Vested	(2,188,293)	6.46

Nonvested at December 31, 2008	1,188,511	$6.41

The following table provides information about options under the 2002 TerreStar Corporation Plan and the 2006 Plan that are outstanding and exercisable as of December 31, 2008:

	Options Outstanding		Options Exercisable
Exercise Prices	As of December 31, 2008	Weighted Average Contractual Life Remaining	As of December 31, 2008
$3.00	214	3 years	214
$5.00	112,500	1 years	112,500
$8.85	35,600	8 years	35,600
$11.30	3,040,259	6 years	1,963,401
$11.35	4,962,209	7 years	2,481,105
$11.95	37,500	8 years	37,500
$12.03	75,000	9 years	—
$12.50	110,000	8 years	110,000
$13.35	45,000	8 years	27,000
$17.94	15,000	7 years	9,000
$23.15	86,450	7 years	86,450
$28.70	145,000	6 years	145,000

	8,664,732		5,007,770

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”), TerreStar Global may issue up to an aggregate of 3.75 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers.

On July 9, 2007, TerreStar Global granted 1.1 million non-qualified options under the Global Plan, to purchase its common stock to TerreStar Global employees, directors and service providers. One-half of the options vest each year over two years starting January 1, 2008 and expires on July 8, 2017, unless fully exercised or terminated earlier. As of December 31, 2008, approximately 2.6 million shares remain available to be issued under the Global Plan.

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

As disclosed in our Form 8-K filed April 18, 2008 in connection with the departure of certain executives and their severance agreements, we accelerated the vesting date of approximately 162,500 options granted under the Global Plan which were initially granted on July 9, 2007. Additionally, the exercise period for these executive’s options were extended by 12 months.

The following tables summarize the fair values and weighted average assumptions related to options issued under the Global Plan.

Grant date	July 9, 2007	October 1, 2008	December 17, 2008
Weighted average grant date fair value	$0.29	$0.27	$0.17
Weighted average assumptions:
Risk-free interest rate	4.95%	1.96%	1.96%
Expected volatility	80.0%	75.0%	75.0%
Expected dividend yield	—		—
Expected term (years)	5.50	5.50	5.50
Options granted	1,105,000	65,000	480,000

The following tables summarize our stock option activity under the Global Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,105,000	$0.42	—
Granted	545,000	0.42	—
Canceled	(25,000)	0.42	—
Exercised	—	—	—

Outstanding at December 31, 2008	1,625,000	$0.42	—

Exercisable at December 31, 2008	740,000	$0.42	—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	1,105,000	$0.29
Granted	545,000	0.18
Canceled	(25,000)	0.29
Exercised	—	—
Vested	(740,000)	0.29

Nonvested at December 31, 2008	885,000	$0.22

	Options Outstanding		Options Exercisable
Exercise Prices	As of December 31, 2008	Weighted Average Contractual Life Remaining	As of December 31, 2008
$0.42	1,625,000	9.10 years	740,000

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

The following table summarizes the fair values and weighted average assumptions related to warrants.

TerreStar Global
Grant date	July 9, 2007
Weighted average grant date fair value	$0.28
Weighted average assumptions:
Risk-free interest rate	5.03%
Expected volatility	80.0%
Expected dividend yield	—
Expected term (years)	5.00
Warrants granted	553,100

The following table summarizes the TerreStar Global warrants that are outstanding and exercisable as of December 31, 2008.

	Warrants Outstanding		Exercisable
Exercise Prices	As of December 31, 2007	Weighted Average Contractual Life Remaining	As of December 31, 2008
$0.42	553,100	3.52 years	553,100

Note 11. Income Taxes

The expense (benefit) for income taxes is comprised of:

	2008	2007	2006
Current	—	—	—
Federal	$(2,231)	$(2,248)	$4,535
State	—	—	—

Deferred	—	—	—
Federal	—	—	—
State	—	—	—
Total tax expense	$(2,231)	$(2,248)	$4,535

The components of net deferred tax assets and net deferred tax liabilities are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets, net:
Net operating loss and AMT credit carryforwards	$526,151	$430,134

Deferred taxes related to temporary differences:
Share based compensation	17,721	21,355
SkyTerra investment	—	1,430
TerreStar capitalized expenses	98,876	61,587
High Yield Debt Interest	44,759	—
Other	2,132	12,471

Total deferred tax assets	689,639	526,977

Less valuation allowance	(513,861)	(441,369)

Deferred tax assets, net of valuation allowance	175,778	85,608

Deferred tax liabilities:
Tangible asset basis, lives and depreciation methods	50,377	3,385
TerreStar—acquisition intangibles	75,354	82,223
Intangible Spectrum 1.4GHz	13,039	—
Debt Discount	50,047	—

Total Deferred tax liability	188,817	85,608

Total Net Deferred liability	$(13,039)	$—

The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. A benefit was recorded for the year ended December 31, 2008, due to the fact that the estimated tax expense accrued in 2007 ultimately proved to be lower when we filed our final 2007 Income Tax Returns. In addition, we realized the deferred tax asset related to AMT credits as a result of anticipated capital loss carrybacks. We recorded a deferred tax liability of $13,039 related to indefinite lived intangible spectrum assets acquired as part of the financing transactions entered into February 2008 with Harbinger and EchoStar. The deferred tax liability relates to the difference between the book carrying value of spectrum acquired in the transaction and the estimate tax basis on the date of acquisition. As the liability was recorded in accounting for the transaction, it does not affect deferred income tax expense. Further, it does not offset our deferred tax asset because it has an indefinite life. Our net deferred tax assets, excluding the spectrum deferred tax liability, were offset by a full valuation allowance because it is not considered more likely than not that these tax benefits will be realized.

As of December 31, 2008 and 2007, we had estimated net operating loss carryforwards (“NOLs”) of $1.3 billion and $1.1 billion, respectively. In 2002, due to the debt restructuring and reorganization, and also in 2004 and 2006, we triggered a change of control, which limits the availability and utilization of the NOLs. Our NOLs expire between 2013 and 2028. We realized a capital loss of $198.9 million in 2008. The capital loss recorded in 2008 will be carried back to offset capital gains recorded in 2006. The remaining capital loss carryforward will expire in 2013.

The aggregate provisions for income taxes for the periods below differs for both continuing and discontinued operations from the amount computed by applying the Federal statutory rate due to the following:

	2008	2007	2006
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal tax benefit	—	—	6.2
Permanent Differences	6.1	(5.4)	—
Valuation Allowance	(36.8)	(29.9)	(41.7)
Other	(3.5)	1.2	—

Effective income tax rate	0.8%	0.9%	(0.5)%

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainties in Income Taxes,” which applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and the recognition should be the highest amount which would be expected to be realized upon settlement. The adoption of FIN 48 had no material impact. We accrue interest and penalties related to unrecognized tax benefits in its provision for income taxes.

We and our subsidiaries filed income tax returns in the U.S. and in various state, local, and foreign jurisdictions. Due to our net operating loss carryforward position in the U.S., its tax years from 1999 forward may be adjusted by the Internal Revenue Service even though the general three year statute of limitations has expired for certain years. We are subject to various sate and local tax statutes of limitation.

A change in unrecognized tax benefits under FIN 48 is shown in the table below (in thousands).

	2008	2007
Opening balance	$12,100	$—
Increase (decrease) related to positions taken in current period	(12,100)	12,100
Increase (decrease) related to settlement with tax authorities	—	—
Reductions related to expiration of statue of limitations	—	—
Unrecognized tax benefits at December 31, 2008 and 2007	$—	$12,100

The change in unrecognized tax benefits resulted in a decrease to our alternative minimum tax liability in 2008. We do not expect a significant change in the FIN 48 liability in the next 12 months.

Note 12. Charges Related to Cost Reduction Actions

In April 2008, we announced that TerreStar Networks would implement certain cost reduction measures which included costs for employee terminations. Additionally, certain contracts and leases were evaluated under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), for their remaining economic benefit and we have established the cease-use date, and recorded the liability accordingly. We accounted for these costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—An Amendment of SFAS No. 5 and 43” (“SFAS No. 112”), and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Employee termination benefits costs were accounted for under SFAS No. 112. We included employee severance, health insurance, and other related payroll benefit costs as employee termination benefit costs. Contract termination costs are accounted for under SFAS 146 which includes costs to terminate the contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity.

The details of these charges are presented in the following table.

(in thousands)
Beginning Liability, Jan 1, 2008	$2,332

Employee termination benefit costs	6,490
Contract termination costs	7,945
Reduction in deferred rent	(1,018)
Lease exit costs	3,311

Total incurred expenses	16,728

Cash expenditures through December 31, 2008	(14,113)

Ending Liability, December 31, 2008(1)	$4,947

(1)	This total liability is included in current and long term deferred rent of $1.4 million and $2.9 million, respectively, and accrued termination costs in the amount of $0.7 million.

Note 13. Commitments and Contingencies

We lease office space, equipment, collocation, cell sites and office furniture under non-cancelable operating and capital leases expiring through 2018.

As of December 31, 2008, TerreStar Corporation had $408.5 million of its Series A and B preferred stock outstanding. If not converted or repaid, the entire preferred stock amount will be due on April 15, 2010. On April 15, 2007, TerreStar Corporation paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to our ongoing litigation with certain investors. We anticipate paying the Series A dividend in cash and the Series B in common stock until such time that the Series A litigation is resolved and we satisfy the conditions required to pay the Series A dividend in common stock.

Additionally, we had the following contractual commitments as of December 31, 2008.

	TOTAL	< 1 yr	1-3 yrs	4-5 yrs	5+ yrs
	(in thousands)
TerreStar Networks Satellites	$310,640	$120,356	$97,767	$7,974	$84,543
Leases	15,319	6,261	8,820	190	48
Network and Capital Equipment and Services	383,696	21,556	362,140	—	—
Preferred Stock Obligations	440,669	21,446	419,223	—	—
Debt Obligations	1,693,653	—	247,201	1,446,452	—

	$2,843,977	$169,619	$1,135,151	$1,454,616	$84,591

Litigation Adverse to Highland Capital Management and James Dondero

Since August 2005, we have been engaged in litigation adverse to Highland Capital Management, L.P. (“Highland Capital”), as well as certain investment funds managed by Highland Capital and James Dondero, who is the principal owner of Highland Capital and one of our former directors (Highland Capital, its investment funds, and Mr. Dondero collectively, the “Dondero Affiliates”). Seven of the suits were filed by the Dondero Affiliates against us or related parties. Of those seven suits, four have been resolved in our favor (and are not further discussed herein); two have been dismissed on our motions and are being appealed by the Dondero Affiliates, and one is in the pleading stage. In addition, we have filed two suits against Mr. Dondero and the Dondero Affiliates; both were dismissed on the defendants’ motions, although one has been remanded to the trial court following our successful appeal.

The suit filed by the Dondero Affiliates that remains on appeal was filed on August 16, 2005 in a Texas state district court in Dallas County, Texas (the “Rescission Litigation”). This suit challenged the validity of our Series A Preferred Stock and sought damages and rescission of the Dondero Affiliates’ $90 million purchase of 90,000 shares of Series A Preferred Stock. On November 30, 2007, the court granted our motion for summary judgment and dismissed the suit. The Dondero Affiliates appealed the dismissal. On March 6, 2009, the Court of Appeals reversed the summary judgment and remanded most of the claims to the trial court for trial. We intend to vigorously pursue rehearing before the Court of Appeals and, if unsuccessful in the Court of Appeals, to seek review by the Supreme Court of Texas.

The Dondero Affiliates suit that was most recently dismissed was filed on February 1, 2008 in the Commercial Division of the New York Supreme Court. In this suit, the Dondero Affiliates contend that certain transactions, including the September 2005 exchange offer by virtue of which we exchanged our outstanding shares of Series A Preferred Stock for a new class of Series B preferred stock, caused the occurrence of the Senior Security Trigger Date, supposedly requiring us to issue a Senior Security Notice, that would entitle the Dondero Affiliates to redeem their Series A Preferred Stock. We moved to dismiss this action. On October 14, 2008, the court granted the motion to dismiss and denied the plaintiffs’ request for leave to amend their complaint. The Dondero Affiliates have filed a notice of appeal. We intend to vigorously defend the judgment on appeal.

The Dondero Affiliates suit that is in the pleading stage was filed on December 31, 2008 in the Court of Chancery of the State of Delaware. In this lawsuit, the Dondero Affiliates contend that certain financing transactions entered into by us in February 2008 with Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), EchoStar and other investors constituted a change in control of TerreStar Corporation under the Series A Preferred Stock. The Dondero Affiliates allege that this change of control occurred in at least two ways: (i) Harbinger acquired control of 58% of TerreStar Corporation’s voting stock; and (ii) Harbinger and EchoStar constitute a group that together acquired control of more than 50% of TerreStar Corporation’s voting stock. The Dondero Affiliates ask the court to require us to issue a notice of change of control under the Certificate of Designation for the Series A Preferred Stock and redeem such stock for $90 million plus dividends and escrow premiums. In the alternative, they seek unspecified damages. We believe that these claims are without merit and intend to vigorously defend against this suit.

On October 19, 2005, we filed two lawsuits against Mr. Dondero, one in the United States District Court for the Northern Division of Texas and one in Texas state district court in Dallas County, Texas. The complaint filed in the United States District Court was dismissed on the motion of Mr. Dondero and his affiliates, and the dismissal is now final. The petition filed in state court alleges that Mr. Dondero seriously and repeatedly breached his fiduciary duties as a director in order to advance his own personal interests. The state court, on Mr. Dondero’s motion, entered summary judgment dismissing the fiduciary suit on the ground that the United States District Court’s dismissal of the federal securities lawsuit had a res judicata effect precluding the continued prosecution of state law breach-of-fiduciary-duty claims. However, on appeal, the Court of Appeals reversed the dismissal and remanded the case to the state district court, where we anticipate that it will now be set for trial.

Sprint Nextel Litigation

On June 25, 2008, Sprint Nextel Corporation (“Sprint”) filed a lawsuit in the United States District Court for the Eastern District of Virginia naming TerreStar Networks as a defendant. New ICO Satellite Services, G.P. was also named as a defendant (together with TerreStar Networks, the “Defendants”). In this lawsuit, Sprint contends that Defendants owe them reimbursement for certain spectrum relocation costs Sprint has incurred or will incur in connection with relocating incumbent licensees from certain frequencies in the 2GHz spectrum band. Sprint seeks, among other things, enforcement of certain Federal Communications Commission orders and reimbursement of not less than $100 million from each Defendant. On our motion, the United States District Court for the Eastern District of Virginia has stayed Sprint’s suit on the ground that primary jurisdiction of the dispute resides in the Federal Communications Commission; the case has been administratively closed.

*     *     *

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

Note 14. Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, for debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair values.

We determined that for certain of our financial instruments there is not an active market. Thus, under SFAS No. 157, we have utilized Level 3 in valuing many of our financial instruments.

Our chief objective of the valuation model used was to obtain a realistic exit price at the current measurement date from the perspective of an arms-length buyer and seller.

We utilized a discounted cash flow model to calculate the fair market value of each instrument, based on the yield inputs from the JP Morgan CCC High Yield Index. The primary assumption is these observable yields are reliable proxies for investor required yield, and reflect the appropriate risk and reflect market information. Additional inputs to our valuation model included contractual cash payments and the principal repayment at the maturity date.

	As of December 31, 2008		As of December 31, 2007
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted Cash	$1,404	$1,404	$5,462	$5,462
Investment in SkyTerra	—	—	325,308	301,467
Debt:
TerreStar Notes and accrued interest, thereon	$671,884	$333,145	$567,955	$567,955
TerreStar Exchangeable Notes and accrued interest, thereon	63,176	30,757	—	—
TerreStar-2 Purchase Money Credit Agreement and accrued interest, thereon	36,755	27,537	—	—
Preferred Stock:
Series A Cumulative Convertible Preferred Stock	$90,000	$74,458	$90,000	$90,000
Series B Cumulative Convertible Preferred Stock	$318,500	$215,271	$318,500	$318,500

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

The TerreStar Networks 401 (k) Plan provides for: (i) TerreStar Networks match of employee contributions at a rate of $1 for every $1 an employee’s contribution not to exceed 4% of an employee’s eligible compensation and (ii) the option to have plan benefits distributed in the form of installment payments. The TerreStar Network match of employee contributions is 100 % vested to the employee.

TerreStar Networks’ matching expense related to continuing operations employees was approximately $677,000, $700,000 and $30,000 for 2008, 2007 and 2006, respectively.

Note 16. Related Party Transactions

ATC Technologies, LLC—ATC Technologies is a subsidiary of MSV which is owned by SkyTerra. We sold our remaining interest in SkyTerra in September 2008.

Capital & Technology Advisors (“CTA”)—a consulting and private advisory firm specializing in the technology and telecommunications sectors owned by Jared Abbruzzese, who previously served on the Board of Directors of TerreStar Networks and TerreStar Global. The agreement with Mr. Abbruzzese expired November 30, 2006 and was not renewed.

For the year ended December 31, 2008 and 2007, we recorded costs of $0.6 million and $0.6 million, to related parties. All of those costs were paid to ATC Technologies for intellectual property related services.

For the year ended December 31, 2006, we recorded costs of $2.8 million to related parties for service-related obligations. Of that amount, approximately $1.3 million was paid to ATC Technologies for intellectual property related services. Also in 2006, $1.1 million in cash was paid to CTA. All of the amounts paid to CTA in 2006 are presented within discontinued operations. We also incurred costs of $0.4 million to CTA’s founder, Jared Abbruzzese, for his service as Chairman of the Board of TerreStar Corporation.

Note 17. Supplemental Cash Flows Information

Supplemental cash flow information for the years ended December 31, 2008, 2007 and 2006 is presented in the table below.

	2008	2007	2006
	(in thousands)
Non-cash investing and financing activities
Accrued property and equipment	$1,303	$8,554	$12,462
Interest capitalized on satellites and terrestrial network under construction	60,618	27,652	336
Assets acquired under capital lease	—	193	—
Acquisition of intangible assets funded by issuance of common stock	164,175	89,621	57,919
Investment in TerreStar Networks intangible assets	—	—	(48,539)
Acquisition of SkyTerra shares through exchange of MSV	—	177,618	290,181
Deferred financing fees accrued	—	916	—
Accretion of issuance costs on Series A and Series B Preferred	4,553	4,542	4,029
Paid-in-kind interest	99,978	37,708	—
Stock dividend to Series B Preferred Shareholders	9,953	9,953	—
Dividend liability not paid	3,900	193	2,181
Dividend payable—SkyTerra Investment	—	—	254,490
Exercise of common stock warrants	—	—	820
Investment in consolidated subsidiary	—	—	66,376
Acquisition of Minority interest funded by issuance of common stock	1,573	33,801	13,474

Supplemental Cash Flows Information
Interest paid	$—	$7,034	$—
Income taxes paid	$—	$5,713	$—

Note 18. Quarterly and Other Financial Data (unaudited)

The following tables present selected quarterly financial data for 2008 and 2007. Because certain of the data set forth in the following tables has been restated from amounts previously reported in our Quarterly Reports on Form 10-Q for the applicable periods, the following tables and the accompanying footnotes reconcile the quarterly information presented with that previously reported.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Operating expenses	$67,194	$57,280	$31,876	$34,993
Net loss from continuing operations	(94,574)	(66,715)	(64,220)	(52,183)
Net income (loss)	(94,574)	(66,715)	(64,220)	(52,183)
Net loss available to common stockholders	(101,499)	(73,640)	(71,219)	(55,026)
Basic and Diluted loss per common share(1)	$(1.14)	$(0.75)	$(0.59)	$(0.45)
Basic and Diluted weighted-average common shares outstanding	88,698	96,676	121,051	121,051

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Operating expenses	$38,962	$50,298	$34,557	$58,896
Net loss from continuing operations	(67,590)	(56,168)	(54,135)	(61,248)
Net income (loss)	(67,590)	(56,168)	(54,135)	(61,248)
Net loss available to common stockholders	(74,476)	(63,155)	(61,224)	(68,060)
Basic and Diluted loss per common share(1)	$(1.01)	$(0.75)	$(0.71)	$(0.78)
Basic and Diluted weighted-average common shares outstanding	73,622	84,581	86,128	87,263

(1)

Loss per share calculations for each of the quarters in 2008 and 2007 is based on the weighted average number of shares outstanding for each of the periods, and the sum of the quarters is not equal to the full year loss per common share amount due to rounding.

Note 19. Schedule II—Valuation and Qualifying Accounts

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006, 2007 and 2008

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2006
Allowance for doubtful accounts	$—	$—	$—	$—
Valuation allowance deferred tax assets	$194	$—	$191	$385

Year Ended December 31, 2007
Allowance for doubtful accounts	$—	$—	$—	$—
Valuation allowance deferred tax assets	$385	$—	$56	$441

Year Ended December 31, 2008
Allowance for doubtful accounts	$—	$1	$—	$1
Valuation allowance deferred tax assets	$441	$—	$73	$514