Form 10-K/A
period 2008-12-31
TERRESTAR CORP
filed 2009-03-27
CIK 913665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K /A
( Amendment No.1 )

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

There were 122,576,588 shares of TerreStar Corporation Common Stock outstanding as of March 25, 2009.

EXPLANATORY NOTE

TerreStar Corporation (“TerreStar” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 to include the information required to be contained in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K.  TerreStar had previously reported that such information would be incorporated by reference to its definitive proxy statement to be filed pursuant to Regulation 14A.   However, TerreStar’s definitive proxy statement will not be filed prior to April 30, 2009, and, according to General Instruction G(3) to Form 10-K, it hereby amends its previously filed Annual Report on Form 10-K (filed on March 12, 2009) to include the required information.  Amendment No. 1 to Annual Report on Form 10-K includes only Items 10, 11, 12, 13 and 14 of Form 10-K, and TerreStar is not amending or supplementing any other information in such previously filed Annual Report on Form 10-K.

PART III

Item 10.  Directors, Executive Officers and Corporation Governance.

Directors of TerreStar

The following table sets forth, for each of our directors as of March 25, 2009, his name, title, age and the year in which he first became our director.  The directors have furnished the information set forth below and elsewhere in this Annual Report concerning them and their security holdings of TerreStar.

Name	Title	Age	Began Service
William Freeman	Chairman of the Board	56	2007
David Andonian	Director	52	2006
Eugene I. Davis	Director	54	2008
Jacques Leduc	Director	46	2006
David Meltzer	Director	49	2006
Dean Olmstead	Director	53	2008
David J. Rayner	Director	52	2008

William M. Freeman. Mr. Freeman has served as Chairman of the Board since March 2007 and has served on the Board of Directors since February 2007.  Mr. Freeman served as President and CEO of Arbinet--theexchange, Inc. from November 2007 to September 2008.  From May 2004 to February 2005, Mr. Freeman was the Chief Executive Officer of Leap Wireless International, Inc. From January 1994 to January 2004, Mr. Freeman was a senior executive, most recently President—Public Communications Group, at Verizon.  Mr. Freeman also serves on the board of directors of the CIT Group, Inc., Arbinet–theexchange, Inc. and Value Added Communications, Inc.  Mr. Freeman holds a B.A. in Economics from Drew University and an MBA in Finance and Management from Rutgers University.  In addition, Mr. Freeman also participated in advanced management programs at Harvard, the Brookings Institute and Rutgers.

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

Dean Olmstead.  Mr. Olmstead has served on our Board of Directors since February 2008.  Mr. Olmstead is the President of Satellite Services for EchoStar Corporation. Before joining EchoStar in January 2008, Mr. Olmstead served as an advisor to Loral Space & Communications on strategic and growth opportunities for its satellite service businesses and served on its board of directors. Additionally, he was President of Arrowhead Global Solutions, President and CEO of SES Americom and held leadership positions with DirecTV Japan, NASA and the U.S. State Department. Mr. Olmstead holds a B.S. in Economics-Mathematics from Western Washington University, a M.A. from Stanford University's Terman School of Engineering, and also completed Ph.D. studies in Economics at The American University.

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

Communications with Directors

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors or with individual directors.  Stockholders who wish to communicate with the Board of Directors or with individual directors should direct written correspondence to our General Counsel at our principal executive offices located at 12010 Sunset Hills Road, Reston, Virginia 20190.  Any such communication must contain (i) a representation that the stockholder is a holder of record of stock of the Company, (ii) the name and address, as they appear on the Company’s books, of the stockholder sending such communication, and (iii) the class and number of shares of TerreStar that are beneficially owned by such stockholder.  The General Counsel will forward such communications to the Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the General Counsel has the authority to discard the communication or to take appropriate legal action regarding such communication.

Executive Officers

The following sets forth the biographical information for each of TerreStar’s executive officers as of March 25, 2009.

Jeffrey W. Epstein.  Mr. Epstein has served as our President and principal executive officer since April 2008.  Mr. Epstein also served as our Senior Vice President, General Counsel and Secretary from September 2006 until December 2008.  In addition, Mr. Epstein served as the General Counsel and Secretary since October 2006 and the Associate General Counsel and Secretary from July 2006 to December 2006 of TerreStar Networks Inc. From October 2003 to July 2006, Mr. Epstein served as Director, Assistant General Counsel, Transactions, for Capital One Financial Corporation. From March 2000 to September 2003, he was an associate at the law firm Piper Rudnick LLP. Mr. Epstein earned a B.A. in Business Administration from the University of Florida, a J.D. from St. Thomas University School of Law and a L.L.M. in Securities and Financial Regulation from Georgetown University Law Center.

Dennis W. Matheson.  Mr. Matheson has served asTerreStar Network’s Chief Technology Officer, Senior Vice President—Satellite Operations since January 2006.  Mr. Matheson also has served as a Senior Vice President of TerreStar Global since February 2006.  From August 1993 to January 2006, Mr. Matheson served as Chief Technical Officer of Motient Corporation. Mr. Matheson was an executive officer of Motient Corporation at the time it filed for Chapter 11 protection.  Mr. Matheson holds a B.S. in Electrical Engineering from Clemson University and an M.S. in Electrical Engineering from the University of Tennessee.

Vincent Loiacono. Mr. Loiacono has served as TerreStar’s Chief Accounting Officer and Principal Financial Officer for TerreStar  since November 2008. Mr. Loiacono served as Senior Vice President and Corporate Controller of WorldSpace, Inc. from May 2005 to October 2008.  Mr. Loiacono served in senior financial management roles in AT&T Government Solutions and Nextel Communications from May 1996 to May 2005.  Mr. Loiacono also held senior manager and manager roles at public accounting firms KPMG and Deloitte and Touche.  Mr. Loiacono earned a bachelor of business degree in accounting from Bernard Baruch College and is a Certified Public Accountant.

Douglas Brandon.  Mr. Brandon was appointed as TerreStar’s General Counsel and Secretary  in December 2008.  He is responsible for the management of all legal matters for the Company. Prior to joining TerreStar, Mr. Brandon was Vice President of External Affairs & Law, Chief Counsel for Federal Affairs, and Associate General Counsel at AT&T Wireless Services, Inc. Prior to AT&T Wireless, Mr. Brandon had been a Vice President of McCaw Cellular Communications, Inc. Mr. Brandon is a member of the New York, District of Columbia and Virginia (Corporate Counsel) Bars. He is also admitted to appear before the Supreme Court of the United States and the U.S. Court of Appeals for the Second, Ninth and District of Columbia Circuits. He was a law clerk to the Honorable William H. Timbers of the U.S. Court of Appeals for the Second Circuit. Mr. Brandon received his bachelor's degree from the University of Virginia and his law degree from Vanderbilt University.

On April 18, 2008, TerreStar announced the resignations of Robert Brumley, President and CEO, Michael Reedy, Chief Operating Officer, and Doug Sobieski and the appointment of Jeffrey Epstein as President and Principal Executive Officer.  On November 26, 2008, TerreStar announced the resignation of Neil L. Hazard, Executive Vice President and Chief Financial Officer, and the appointment of Vincent Loiacono as Chief Accounting Officer and Principal Financial Officer.  Each of these former executive officers were among our most highly compensated executive officers in 2008 and information regarding these former executive officers is included in Item 11 “Executive Compensation” below.

Board Committees and Meetings

The Board of Directors conducts its business through meetings and through its committees.   The Board of Directors consisted of five directors at the beginning of 2008 and was expanded to eight members in February 2008 with the additions of Messrs. Davis, Olmstead and Rayner.  Robert Brumley, our former President and Chief Executive Officer, resigned from our Board of Directors in April 2008.

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board, applicable committee and stockholders’ meetings. The Board of Directors met 19 times during 2008.  During 2008, each director attended or participated in at least 75% of the aggregate of the meetings held by our Board of Directors and each committee of the Board of Directors on which he served during the period for which he served.

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

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The standing committees of the Board of Directors are: the Audit Committee, the Compensation and Stock Option Committee and the Nominating Committee. In accordance with best practice, all the committees are comprised solely of non-employee, independent directors, as defined by the Marketplace Rules of The Nasdaq Stock Market, Inc.  The charter of each committee is available on our website at www.terrestarcorp.com and free of charge in print to any stockholder who requests it. The table below shows membership of each of the standing Board committees as of December 31, 2008.  In January 2009 Mr. Leduc resigned from the Audit Committee and Mr. Davis was named Chairman.

Audit Committee	Compensation and Stock Option Committee	Nominating Committee
Jacques Leduc *	David Meltzer*	David Andonian*
David Andonian	David Andonian	Jacques Leduc
David J. Rayner	William Freeman	David Meltzer
Eugene I. Davis	Dean Olmstead	William Freeman
* Denotes Committee Chairman

Audit Committee

Each member of the Audit Committee is “independent” as defined under the applicable Marketplace Rules of The Nasdaq Stock Market, Inc.  The Audit Committee is responsible for reviewing our internal auditing procedures and accounting controls and will consider the selection and independence of our outside auditors. During 2008, the Audit Committee met seven times.

During 2008, our Board of Directors determined that Jacques Leduc was the “Audit Committee financial expert” as such term is defined under Item 407 of Regulation S-K and a “financially sophisticated audit committee member” under Rule 4350(d)(A) of the Marketplace Rules of The Nasdaq Stock Market Inc.  Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Leduc’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Leduc any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as the Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.  In making this determination, the Board of Directors considered Mr. Leduc’s educational background, and business experience, which is described above.  Our Audit Committee charter is available on our website at www.terrestarcorp.com. Jacques Leduc served as Chairman of the Audit Committee until January 2009.  Eugene I. Davis was named Chairman of the Audit Committee on February 10, 2009 and has been designated as the “Audit Committee financial expert.”

Compensation and Stock Option Committee

The Compensation and Stock Option Committee consisted of Mr. Meltzer, Mr. Andonian and Mr. Friedman until March 2008 and in April 2008 Mr. Olmstead was added to the committee.  The Compensation and Stock Option Committee is responsible for reviewing certain of TerreStar’s compensation programs, making recommendations to the Board of Directors with respect to compensation, and administering our stock option plan.  During 2008, the Compensation and Stock Option Committee met four times.  Our Compensation and Stock Option Committee charter is available on our website at www.terrestarcorp.com.

Nominating Committee

The Nominating Committee consisted of Messrs. Andonian, Leduc, Freeman and Meltzer.  Each member of the Nominating Committee is “independent” as defined under the applicable Marketplace Rules of The Nasdaq Stock Market, Inc.  The Nominating Committee is responsible for selecting candidates to stand for election as directors. During 2008, the Nominating Committee met one time.  Our Nominating Committee charter is available on our website at www.terrestarcorp.com.

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

In February 2008 in connection with entering into certain agreements with affiliates of Harbinger Capital Partners and EchoStar Corporation, we agreed to expand the size of the Board of Directors from five to eight members through the additions of Messrs. Davis, Olmstead and Rayner.  For more information regarding these transactions please see our Form 8-K filed with the SEC on February 21, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established by the SEC, and we are required to report in this Annual Report any failure to file by these dates.  Based on our review of these reports filed during and in connection with the year ended December 31, 2008, and on certain written representations, we do not believe that any of our directors, officers or beneficial owners of more than ten percent of our common stock failed to file a form or report a transaction on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics has been approved by our Board of Directors, and has been designed to deter wrongdoing among directors, officers and employees and promote honest and ethical conduct, full, fair, accurate and timely disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of code violations, and accountability for adherence to our code.  Our code of ethics is available on our website at www.terrestarcorp.com.

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

Overview

Our primary business is our ownership of Networks and, as of March 25, 2009, we owned approximately 88% of Networks’ outstanding common stock.  Over the past year, we continued to refine and implement a revised compensation system that we adopted in May 2007.

In April 2008, we announced a corporate restructuring that led to the departure of three of our executive officers who were among the five most highly compensated executive officers in 2008.  In addition, in October 2008 our Chief Financial Officer resigned from his position and we hired a Chief Accounting Officer.

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

On May 23, 2007, the Board of Directors approved a Compensation Committee Charter which delegated to the Compensation Committee the responsibilities of reviewing and approving compensation granted to our executive officers and directors.  The Compensation Committee has the authority to retain its own compensation consultant and to obtain advice and assistance from internal or external legal, accounting or other advisers as it sees fit.  For example, in 2006, the Compensation Committee engaged Strategic Compensation Research Associates, or SCRA, an independent, third-party compensation consultant, to review and assess our compensation practices for our executives and directors.  Specifically, SCRA provided recommendations to the Compensation Committee in 2006 with respect to the adoption of the Company’s 2006 Equity Incentive Plan and compensation for the Board of Directors, including the Chairman of the Board.  In addition, from time to time the Compensation Committee uses Mercer, an independent, third-party consultant, to review and provide compensation benchmark analysis and studies.

At the request of the Compensation Committee, our President and General Counsel and Secretary regularly participate in Compensation Committee meetings with respect to compensation matters.  In addition, the President was actively involved in discussions relating to setting the compensation levels for his direct reports, including each of the other executive officers named in the Summary Compensation table below as well as assisting in the formation and design of our compensation programs and policies.  The President was present in Compensation Committee meetings where compensation was determined for other executive officers but he was not present when the Compensation Committee considered and set his compensation.  The Compensation Committee reviews and approves compensation components for the President and other executive officers including the following components:

•	Annual base salary;
•	Cash and equity bonuses, including target amounts;
•	Other equity or cash compensation;
•	Employment agreements, severance arrangements, and change in control agreements/provisions, as applicable; and
•	Any other material benefits, compensation or arrangements.

During 2008, the Compensation Committee met four times and acted on the following matters:

•	Employee bonuses for 2008;
•	Negotiate and enter into employment agreements with executive officers.

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

The Compensation Committee determines executive officer compensation with respect to each element set forth below based upon an independently conducted analysis of publicly-available compensation data and compensation survey data of comparable companies.  The President delivers a performance evaluation for each of the other executive officers to the members of the Compensation Committee and makes recommendations on compensation arrangements, including adjustments in base salary, changes in target bonus awards and/or metrics for earning cash incentives and equity grants. Such recommendation is based on competitive market data and a variety of other factors, including individual performance, market competitive pressures, business conditions, the vesting and value of current equity grants, our overall performance and the potential financial impact of implementing the recommendations. The Compensation Committee considers, but is not bound to and does not always accept, the recommendations of the President with respect to executive officer compensation.  In addition, the Compensation Committee regularly seeks input from independent compensation consultants prior to making any final determinations.

To determine the compensation of our President and other executive officers, the Compensation Committee, through consultation with the remaining independent members of the Board of Directors, assesses each officer’s performance and considers competitive market data and other factors described herein.

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

Elements of Compensation

Base Salary

We target base salary at the median level of the compensation survey data and publicly-available information mentioned above in order to retain and reward executive talent.  However, to better support our objective to retain and properly reward executive officers, we also consider other factors, such as duties and responsibilities not typically found in similar positions with comparable companies, prior experience, job performance, tenure, any distinctive value to the organization, and general market conditions.  On April 18, 2008, TerreStar announced the resignations of Robert Brumley, President and CEO, Michael Reedy, Chief Operating Officer, and Doug Sobieski and the appointment of Jeffrey Epstein as President.  On November 26, 2008, TerreStar announced the resignation of Neil L. Hazard, Executive Vice President and Chief Financial Officer and the appointment of Vincent Loiacono as Chief Accounting Officer.  Each of these former executive officers were among our most highly compensated executive officers in 2008.

During 2008, the Compensation Committee set each named executive officer’s base salary as follows:

Name	2008 Base Salary ($)	2009 Base Salary ($)
Jeffrey Epstein	364,000	425,000
Vincent Loiacono(1)	N/A	250,000
Dennis Matheson(2)	364,000	364,000
Douglas Brandon	200,000	235,000
Robert Brumley	572,000	N/A
Neil Hazard	416,000	N/A
Michael Reedy	364,000	N/A
Doug Sobieski	364,000	N/A

(1)	Mr. Loiacono was hired on October 31, 2008.
(2)	Mr. Matheson is an executive officer of our subsidiary TerreStar Networks.

Cash Incentives

We structure a cash incentive plan, our Bonus Plan, to align the financial incentives of our employees and executive officers with our short-term and long-term operating goals and interests of our stockholders, and to reward exceptional performance.  Some of our executive officers currently have employment agreements with Networks and have cash bonus target amounts set forth in such contracts.  Each fiscal year, the Compensation Committee approves the structure, performance metrics as well as each metric’s relative weighting under our Bonus Plan.

For 2008, the Compensation Committee considered the various goals and milestones established and achieved by TerreStar Networks and its executive officers and decided to award the bonus targets for achieving these goals.  These goals included closing on a series of significant financings; ensuring satellite and launch readiness for meeting regulatory milestones and business needs; continued development of integrated satellite/terrestrial user devices, including the introduction of the first-ever dual mode satellite/terrestrial smartphone reference design; and the continued development of a universal chipset for integrated S Band applications, including the execution of a contract with Qualcomm Incorporated.  For 2009, the Compensation Committee has set various goals and milestones, including:  launching our satellite in the second quarter; securing all material regulatory authorizations; ensuring the availability of a commercial user device; and achieving certain other financial milestones.  Prior to awarding any bonus for 2009 the Compensation Committee will review each named executive officers and the Company’s performance with respect to the stated goals and milestones and make bonus determinations for such officers.

In 2008, the President’s annual target bonus was approximately 75% of his annual base salary, or $318,750 and the annual target bonus for our General Counsel and Secretary was 40% of his annual base salary, or $80,000. The fiscal 2008 bonus for our President was based on targets established in his employment agreement.  Bonus and severance payments were made for those executives that resigned in 2008 based on their contractual agreements.  Similar calculations were used for other executive and employee bonuses and were paid out in 2008.

For 2008, the Compensation Committee set each named executive officers target cash bonus and actual cash bonus paid as follows:

Name	2008 Target Bonus (% of Base)	2008 Cash Bonus Earned ($)
Jeffrey Epstein	75%	318,750
Vincent Loiacono	N/A	N/A (1)
Dennis Matheson(2)	60%	218,400
Douglas Brandon	40%	40,000
Robert Brumley	85%	583,535 (3)
Neil Hazard	60%	216,000 (3)
Michael Reedy	60%	42,000 (3)
Doug Sobieski	60%	42,000 (3)

(1)	Mr. Loiacono was hired on October 31, 2008 and was not eligible for a 2008 bonus.
(2)	Mr. Matheson is an executive officer of our subsidiary TerreStar Networks.
(3)	Includes cash bonuses paid to Messrs. Brumley, Hazard, Reedy and Sobieski in 2008 as part of their separation agreements.

For 2009, the Compensation Committee has set target cash bonus amounts as a percentage of each named executives base salary.  While these amounts are subject to change by the Compensation Committee the target bonus amounts for Messrs. Epstein, Loiacono, Matheson and Brandon are 75%, 50%, 60%, and 50% of their respective 2009 base salaries.

Equity Incentives

We provide long-term incentive compensation through the award of stock options under our 2006 Equity Incentive Plan.  In connection with the new compensation structure, on May 1, 2007, the Compensation Committee and Board of Directors approved the issuance of approximately 3.8 million non-qualified options to purchase TerreStar common stock to Networks employees and to executive officers of Networks who also serve as officers of TerreStar.  One-third of these options vest each year over three years starting from January 1, 2008 and expiring on January 1, 2017.

In addition, the Board of Directors approved a modification to the TerreStar Corporation Option plan, and on May 23, 2007, we cancelled approximately 2.5 million fully vested non-qualified options to purchase Networks common stock in exchange for the issuance of approximately 5.3 million fully vested non-qualified options to purchase TerreStar Corporation common stock to Networks employees and to executive officers of Networks who also serve as officers of TerreStar.  These options vested on May 23, 2007, and the options became exercisable in two equal annual installments on January 1, 2008 and January 1, 2009, respectively.

During 2008, we issued approximately 0.6 million shares of restricted stock awards to our employees under the 2006 Equity Incentive Plan. Fifty percent of the shares vest ninety days following the successful launch and in orbit test check-in of TerreStar-1 satellite and the remaining fifty percent vest upon the first anniversary of the initial vesting date. We also issued 0.1 million shares of restricted stock to certain TerreStar executives.  These shares vest in three equal tranches on the anniversary of their grant.  The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards are settled in our shares of common stock after the vesting period.

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

Generally Available Benefit Plans and Executive Perquisites

We do not provide significant perquisites or personal benefits to our named executive officers.  In 2008, we provided each of our executive officers health care coverage and life insurance coverage that is generally available to all of our salaried employees.  Also, we maintain a 401(k) Plan for our employees, including our executive officers, because we wish to encourage our employees to save a portion of their cash compensation, through voluntary deferrals, for their eventual retirement.  The executive officers are entitled to participate in the company-sponsored 401(k) Plan on the same terms as all employees.  Under our 401(k) Plan, we provide all employees with matching contributions, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended. Our executive officers do not receive any retirement benefits beyond those generally available to our salaried employees.

Employment Agreements and Change in Control Agreements

We maintain employment agreements with Messrs. Epstein and Matheson.   For more information on these employment agreements, please read “Executive Compensation — Narrative to Summary Compensation Table and Plan-Based Awards Table — Employment Agreements” and “Executive Compensation – Potential Payments upon Termination or Change-in-Control” below.  These agreements provide for severance compensation to be paid if the employment of the executives is terminated under certain conditions, including, without limitation, his death or disability, following a change in control or for “good reason” or termination by us for any reason other than upon his death or disability, including for “cause,” each as defined in the agreements.  We have entered into a change in control arrangement with Mr. Loiacono that is described in “Executive Compensation – Potential Payments upon Termination or Change-in-Control” below.

Compensation and Stock Option Committee Interlocks and Insider Participation

In 2008, Messrs. Meltzer, Andonian, Freeman and Olmstead served as members of our Compensation and Stock Option Committee.  None of Messrs. Meltzer, Andonian, Freeman or Olmstead were at any time during 2008, or at any other time, an officer or employee of TerreStar Corporation or any of its subsidiaries.  Further, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of another entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation and Stock Option Committee, or other committee performing a similar function, at any time during 2008.

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

Submitted by the Compensation and Stock Option Committee of the Board of Directors:

David Meltzer, Chairman
David Andonian
William Freeman
Dean Olmstead

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned for the fiscal year ended December 31, 2008 to our named executive officers for the year-ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jeffrey Epstein President (4)	2008	406,123	----	145,652	470,599	318,750	----	162	1,341,286
	2007	275,000	----	----	228,996	151,666	----	150	655,812
	2006	69,231	----	---	---	75,000	----	50	144,281
Douglas Brandon General Counsel and Secretary (5)	2008	200,000	---	24,972	----	40,000	----	414	265,386
	2007	116,154	----	---	---	37,331	----	166	153,485
Vincent Loiacono Chief Accounting Officer (6)	2008	39,423	----	835	----	----	----	42	40,300
Dennis Matheson Chief Technology Officer(7)	2008	363,946	---	37,423	634,596	218,400	---	270	1,254,635
	2007	350,000	---	---	310,882	168,000	---	280	829,162
	2006	200,000	---	---	2,401,500	150,000	---	140	2,751,640
Robert Brumley Former President and CEO (10)	2008	175,915	---	---	392,517	585,535(8)	---	1,815,289(9)	2,969,256
	2007	550,000	83,333	---	3,419,388	420,750	---	43,455	4,516,926
	2006	300,000	---	---	3,201,232	216,000	---	6,965	3,724.197
Neil Hazard Former Executive Vice President, CFO (11)	2008	399,938	---	---	16,045	216,000(8)	---	669,515(9)	1,301,498
	2007	400,000	41,666	---	1,326,713	216,000	---	804	1,985,183
	2006	131,154	---	---	474,000	103,125	---	20	708,299
Michael Reedy Former Chief Operating Officer (12)	2008	111,946	---	---	240,970	42,000(8)	---	597,856(9)	992,772
	2007	350,000	---	---	2,428,816	168,000	---	168	2,946,984
	2006	200,000	---	---	2,198,478	150,000	---	---	2,548,478
Doug Sobieski Former Chief Marketing Officer (13)	2008	111,946	---	---	163,540	42,000(8)	---	596,543(9)	914,029
	2007	350,000	---	---	310,882	168,000	---	430	829,312
	2006	200,000	---	---	2,401,500	150,000	---	200	2,751,700

(1)	Each amount reflected in this column is the compensation cost recognized by TerreStar during the applicable year under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2008 and prior years, disregarding forfeitures. The fair value is estimated on the date of grant using the Black-Scholes option-pricing model. For a discussion of the assumptions underlying the calculation under SFAS 123R see Note 10, Employee Stock Benefit Plans in our Form 10-K for the year ended December 31, 2008.
(2)	Represents amounts earned under the Company’s Cash Bonus Plans.
(3)	Includes group term life insurance premiums.
(4)	Mr. Epstein’s employment as President began in April 2008.
(5)	Mr. Brandon’s employment as General Counsel and Secretary began in December 2008.
(6)	Mr. Loiacono’s employment began in November 2008.
(7)	Mr. Matheson is the Chief Technology Officer of our subsidiary TerreStar Networks Inc.
(8)	Messrs. Brumley, Hazard, Reedy and Sobieski were issued cash bonuses as part of their separation agreements.
(9)
In connection with their separation from TerreStar in 2008, we were obligated to pay certain severance amounts to Messrs. Brumley, Hazard, Reedy and   Sobieski..  Severance payments in the amounts of $1,139,493, $25,600, $425,600 and $425,600 were paid in 2008 to Messrs. Brumley, Hazard, Reedy and Sobieski, respectively, and $651,139, $614,400, $156,800 and $136,500 will be paid in 2009.

(10)	Mr. Brumley’s employment with TerreStar terminated in April 2008.

(11)	Mr. Hazard’s employment was terminated in November 2008.
(12)	Mr. Reedy’s employment was terminated in April 2008.
(13)	Mr. Sobieski’s employment was terminated in April 2008.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2008

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Max. ($) (e)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (2) (l)
Jeffrey Epstein			318,750	(3)
	5/8/2008				94,444			424,998
Douglas Brandon			40,000	(3)
	6/27/2008				20,000			84,400
	12/26/2008				50,000			22,500
Vincent Loiacono	11/24/2008				50,000			14,000

Dennis Matheson(4)			218,400	(3)
	5/8/2008				24,266			109,197
Robert Brumley	4/15/2008					145,175	11.30	81,298

(1)
Represents amounts available under 2008 Cash Incentive Plan.  Actual amounts paid under the 2008 Cash Incentive Plan to the executive officers are set forth in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.”

(2)	For a discussion of the assumptions underlying the calculation under SFAS 123R see Note 10 Employee Stock Benefit Plans in our Form 10-K for the year ended December 31, 2008.
(3)	The Compensation Committee may elect to award bonus amounts in amounts in excess of target bonus amounts.
(4)	Mr. Matheson is an executive officer of our subsidiary TerreStar Networks.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (g)	Market Value of Shares or Units of Stock that Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (j)
Jeffrey Epstein	34,375	68,750		11.30	4/30/2017
	26,700	26,700(1)		11.35	5/23/2017
					5/08/2018	94,444
Douglas Brandon					6/27/2018	20,000
					12/26/2018	50,000
Vincent Loiacono					11/24/2018	50,000

Dennis Matheson(1)	46,666	93,334		11.30	4/30/2017
	133,500	133,500(2)		11.35	5/23/2017
					5/8/2018	24,266
Robert Brumley	349,500			11.30	4/30/2017
	400,500(2)			11.35	5/23/2017
	145,175			11.30	4/15/2018
Neil Hazard	160,000			11.30	4/30/2017
	356,000(2)			11.35	5/23/2017
Michael Reedy	300,200			11.30	4/30/2017
	267,000(2)			11.35	5/23/2017
Doug Sobieski	140,000			11.30	4/30/2017
	267,000(2)			11.35	5/23/2017

(1)	Mr. Matheson is an executive officer of our subsidiary TerreStar Networks.
(2)
These options were vested as of December 31, 2008 but were subject to contractual restrictions with respect to their exercise and the sale of the underlying shares of common stock.  Those restrictions lapsed with respect to 50% of the shares underlying the option on January 1, 2008 and lapsed as to the remaining 50% of the shares on January 1, 2009.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2008

None of our named executive officers exercised stock options or acquired shares of restricted stock in 2008.

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

On April 16, 2008, we announced the departure of two of our executive officer’s, Robert Brumley and Michael Reedy.  On November 26, 2008, we announced the departure of Neil Hazard, Chief Financial Officer.  Please see the information in the Summary Compensation Table above for a description of the payments made to each of these former executive officers in connection with their departure.

The following summaries set forth potential payments payable to Jeffrey Epstein, our President, and Dennis Matheson, our Chief Technology Officer, Senior Vice President—Satellite Operations upon termination of employment or a Change in Control of us under their current employment agreements and our stock plans and other compensation programs.

Termination and Change of Control. Both Mr. Epstein and Mr. Matheson are entitled to certain benefits under his employment agreement upon any of the following:

•	we terminate his employment for Cause (as defined in each Employment Agreement);
•	we terminate his employment as a result of his death or Permanent Disability (as defined in each Employment Agreement);
•	we terminate the his employment for reason other than Cause;
•	The executive terminates his employment for Good Reason (as defined in each Employment Agreement); and
•	the executive experiences a Change in Control Position Modification (as defined in each Employment Agreement) within 3 months following a Change of Control.

If either Mr. Epstein or Mr. Matheson’s employment is terminated for Cause, he shall be entitled to all salary and expense reimbursements due to him through the date of his termination.

If either Mr. Epstein or Mr. Matheson’s employment is terminated as a result of his death or Permanent Disability, he shall be entitled to (i) all salary and expense reimbursements due to him through the date of his termination, (ii) an aggregate amount equal to one-half of his then-current annual base salary and target bonus and (iii) all then unvested options held by him shall immediately vest.

If we terminate Mr. Epstein or Mr. Matheson’s employment for reason other than Cause or if the Mr. Epstein or Mr. Matheson terminates his employment for Good Reason, he shall be entitled to (i) all salary and expense reimbursements due to him through the date of his termination, (ii) an aggregate amount equal to his base salary and target bonus, (iii) all then unvested options held by him shall immediately vest and (iv) we shall pay COBRA premiums on behalf of him for a period of not more than 18 months.

In the event Mr. Epstein or Mr. Matheson’s experiences a Change of Control Position Modification within three months of a Change of Control, he shall be entitled to (i) all salary and expense reimbursements due to him through the date of his termination, (ii) an aggregate amount equal to two times his base salary and target bonus, (iii) all then unvested options held by him shall immediately vest and (iv) we shall pay COBRA premiums on behalf of him for a period of not more than 18 months.

Jeffrey Epstein

Assuming  that Mr. Epstein’s employment with TerreStar was terminated under each of these circumstances, or a change of control occurred on December 31, 2008, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Value of Equity Awards Received or to be Received($)
Termination for Cause	0	0
Death or Disability	637,500(2)	(1)
Termination for Good Reason by Mr. Epstein or without Cause by TerreStar	771,650(3)	(1)
Change of Control Position Modification within 3 months of a Change of Control	1,515,400(4)	(1)

(1)
As of December 31, 2008, Mr. Epstein held unvested stock options and restricted stock awards to purchase 95,450 and 94,444 shares of our common stock, respectively.  As of December 31, 2008 the exercise price of his unvested stock options and restricted stock awards exceeded the fair market value of our common stock on that date and therefore the unvested stock options and restricted stock awards were determined to not have any value for purposes of this calculation.

(2)	Cash severance is equal to the sum of 75% of Mr. Epstein’s base salary ($318,750) and 100% of Mr. Epstein’s target bonus ($318,750).
(3)	Cash severance is equal to the sum of Mr. Epstein’s base salary ($425,000), Mr. Epstein’s target bonus ($318,750) and estimated COBRA premiums for 18 months ($27,900).
(4)	Cash severance is equal to the sum of two times Mr. Epstein’s base salary ($850,000), two times Mr. Epstein’s target bonus ($637,500) and estimated COBRA premiums for a period of 18 months ($27,900).

Dennis Matheson

Assuming  that Mr. Matheson’s employment with TerreStar Networks was terminated under each of these circumstances, or a change of control occurred on December 31, 2008, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)	Value of Equity Awards Received or to be Received($)
Termination for Cause	0	0
Death or Disability	291,200(2)	(1)
Termination for Good Reason by Mr. Matheson or without Cause by TerreStar	610,300(3)	(1)
Change of Control Position Modification within 3 months of a Change of Control	1,192,700(4)	(1)

(1)
As of December 31, 2008, Mr. Matheson held unvested stock options and restricted stock awards to purchase 226,834 and 24,266 shares of our common stock, respectively.  As of December 31, 2008 the exercise price of his unvested stock options and restricted stock awards exceeded the fair market value of our common stock on that date and therefore the unvested stock options and restricted stock awards were determined to not have any value for purposes of this calculation.

(2)	Cash severance is equal to the sum of 50% of Mr. Matheson’s base salary ($182,000) and 50% of Mr. Matheson’s target bonus ($109,200).
(3)	Cash severance is equal to the sum of Mr. Matheson’s base salary ($364,000), Mr. Matheson’s target bonus ($218,400) and estimated COBRA premiums for 18 months ($27,900).
(4)
Cash severance is equal to the sum of two times Mr. Matheson’s base salary ($728,000), two times Mr. Matheson’s target bonus ($436,800) and estimated COBRA premiums for a period of 18 months ($27,900).

Vincent Loiacono

In connection with Mr. Loiacono’s employment, TerreStar has agreed to pay Mr. Loiacono an amount equal to 50% of his annual salary in the event his employment with us is terminated other than for Cause in connection with a change of control.  Mr. Loiacono’s base salary for 2009 is $250,000 therefore in the event Mr. Loiacono’s employment is terminated other than for Cause in connection with a change of control he would be paid $125,000.

DIRECTOR COMPENSATION

The following chart shows the cash amounts and the value of other compensation paid to each non-employee member of the Board of Directors for their service in 2008.  We did not grant non-equity incentive plan awards, restricted stock or any compensation other than the payment of fees and the grant of stock options as shown below.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	Total ($) (h)
David Andonian	71,500	192,000	255,300
William Freeman	100,500	203,450	287,450
Eugene Davis(1)	40,000	11,550	74,850
Jacques Leduc	69,000	192,000	255,300
David Meltzer	58,500	192,000	255,300
David Rayner(1)	--	11,550	11,550
Dean Olmstead(1)	--	11,550	11,550

(1)	Messrs. Davis, Rayner and Olmstead joined the Board of Directors in February 2008.

In February 2006, the Compensation and Stock Option Committee engaged a compensation consultant to review our Board of Directors compensation.  Based on that review, effective January 1, 2006, each non-employee member of the Board of Director was entitled to an annual retainer of $30,000, each member of the Compensation and Stock Option Committee and the Nominating Committee was entitled to an additional retainer of $5,000 per year, and each member of the Audit Committee was entitled to an additional retainer of $10,000 per year.  In addition, the Chairperson of the Compensation and Stock Option Committee and the Nominating Committee received an additional retainer of $10,000 per year and the Chairperson of the Audit Committee received an additional retainer of $15,000 per year.  In addition, non-employee members of the Board receive meeting fees of $1,500 for each Board meeting in excess of six per year.  Each member of the Compensation and Stock Option Committee or the Nominating Committee receives meeting fees of $2,000 for each committee meeting in excess of three per year and each member of the Audit Committee receives meeting fees of $2,500 for each meeting in excess of four per year.

Members of the Board of Directors receive an initial grant of 20,000 restricted shares upon joining the Board of Directors and annual grants of 15,000 stock options upon re-election.  In 2008, director annual grants which were deferred from 2007 were issued on  June 25, 2008.  On October 16, 2008, director annual grants for 2008 were issued.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 25, 2009  (unless otherwise indicated) by:

●	each person known by us to be a beneficial owner of five percent (5%) or more of our common stock;
●	each current director
●	each executive officer named in the summary compensation table in Item 11 of this Annual Report;
●	each current executive officer; and
●	all current directors and executive officers as a group.

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

Each of the stockholders named in this table has sole voting and investment power with respect to the Common Shares shown as “beneficially owned.”  The percentage ownership of each stockholder is calculated based on 122,576,588shares of common stock outstanding as of March 25, 2009.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Directors and Executive Officers
Jeffrey Epstein (1)	246,594	*
Vincent Loiacono (2)	60,000	*
Dennis Matheson (3)	384,600	*
Douglas Brandon (2)	75,000
William Freeman, Chairman of the Board (4)	45,600	*
David Andonian, Director (5)	45,000	*
David Rayner, Director (6)	20,000	*
Jacques Leduc, Director (5)	45,000	*
Eugene Davis, Director (7)	20,000	*
David Meltzer, Director (8)	40,000	*
Dean Olmstead, Director (6)	20,000	*
Current Directors and Officers as a Group (10 persons)	981,794	*

Other 5% Stockholders
Harbinger Capital Partners (9)	81,415,294	49.1%
EchoStar Corporation (10)	39,180,172	29.7%
Solus Alternative Asset Management LP (11)	12,190,414	9.5%
The Vanguard Group, Inc. (12)	6,230,835	5.1%
*     Less than 1%.
Share ownership reflects options to purchase Common Shares exercisable within 60 days of the date hereof.

(1)
Includes 94,444 shares of non-vested restricted Common Shares, and 30,000 shares purchased open market and 122,150 options to purchase Common Shares.  The non-vested Common Shares are subject to repurchase by the Company in the event of termination of service.

(2)	Includes non-vested restricted Common Shares. The non-vested restricted Common Shares are subject to repurchase by the Company in the event of termination of service.
(3)
Includes 24,266 shares of non-vested restricted Common Shares and 360,334 options to purchase Common Shares.  The non-vested restricted Common Shares are subject to repurchase by the Company in the event of termination of service.  Mr. Matheson is an executive officer of our subsidiary TerreStar Networks.

(4)	Includes options to purchase Common Shares.
(5)
Includes 18,000 shares of vested restricted Common Shares, 12,000 non-vested restricted Common Shares and 15,000 options to purchase Common Shares.  The non-vested restricted Common Shares are subject to repurchase by the Company in the event of termination of service.

(6)
Includes 8,000 vested restricted Common Shares, 12,000 non-vested restricted Common Shares.  The non-vested Common Shares are subject to repurchase by the Company in the event of termination of service.  Messrs. Olmstead and Rayner expressly disclaimed beneficial ownership of any shares not directly owned by them.

(7)
Includes 8,000 vested restricted Common Shares, 12,000 non-vested restricted Common Shares.  The non-vested Common Shares are subject to repurchase by the Company in the event of termination of service.

(8)
Includes 15,000 vested restricted Common Shares, 10,000 non-vested restricted Common Shares and 15,000 options to purchase Common Shares.  The non-vested restricted Common Shares are subject to repurchase by the Company in the event of termination of service.

(9)
Funds Affiliated with Harbert Management Corporation.  Pursuant to a Schedule 13D/A dated March 6, 2009, as filed with the Commission, Harbert Management Corporation reported that as of March 5, 2009, it had shared voting and dispositive power over 81,415,294 Common Shares, including 1,886 shares issuable upon exercise of warrants, 4,405,170 shares issuable upon conversion of shares of Series B Preferred Stock and approximately 40,000,000 shares issuable upon conversion of shares of Series E Preferred Stock.  Each of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners LLC reported shared voting and dispositive power over 56,654,268 Common Shares.  Each of Harbinger Capital Partners Special Situations Fund, L.P. and Harbinger Capital Partners Special Situations GP, LLC reported shared voting and dispositive power over 22,761,026 Common Shares.  Philip Falcone reported shared voting and dispositive power over 81,415,294 Common Shares.  The mailing address of Harbert Management Corporation is One Riverchase Parkway South, Birmingham, Alabama 35244.

(10)
EchoStar Corporation.  Pursuant to a Schedule 13D dated June 19, 2008, as filed with the Commission, EchoStar Corporation reported it had shared voting and dispositive power over 39,180,172 shares, including 9,180,172 shares of Common Shares issuable upon the conversion of its Exchangeable Notes.

(11)
Solus Alternative Capital Asset Management LP.  Pursuant to a Schedule 13G/A dated February 17, 2009, as filed with the Commission, Solus Alternative Asset Management LP reported that as of December 31, 2008, it had shared voting and dispositive power over 12,190,414 Common Shares, of which  6,926,609 were held as  Common Shares and the remainder were held as notes and convertible preferred stock which are convertible into 5,263,805 Common Shares.

(12)	Pursuant to a Schedule 13G filed on February 13, 2009, as filed with the Commission, the Vanguard Group, Inc. reported it beneficially owned 6,230,835 Common Shares.

The address for all officers and directors is c/o TerreStar Corporation, 12010 Sunset Hills Road, Reston, Virginia 20190.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Shareholders (1)	8,664,732	11.69	2,335,268

Equity Compensation Plans Not Approved by Shareholders	--	--	--

Total	8,664,732	11.69	2,335,268

(1)	Consists of our 2002 Stock Option Plan and 2006 Equity Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures with Respect to Related Party Transactions. Our Board of Directors is given the responsibility to review and approve all related party transactions as described in Item 404 of Regulation S-K promulgated by the SEC. We do not currently have a written policy regarding the approval of all related party transactions. Each of our directors and executive officers is required by the Board of Directors to notify the Corporate Secretary (who, in turn, will provide such information to the Board of Directors) of any proposed related party transactions. To assist with the identification of potential related party transactions, we solicit information through questionnaires in connection with the appointment of new directors and executive officers and on an annual basis with respect to existing directors and executive officers. All other proposed related party transactions are subject to approval or ratification by the Board, except for certain categories of transactions that are deemed to be pre-approved by the Board. In determining whether to approve or ratify a related party transaction, the Board and the Chairman, if applicable, will take into account, among other factors deemed appropriate, whether the related party transaction is on terms no more favorable to the counterparty than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Our Code of Business Conduct and Ethics requires our executive officers to disclose any conflicts of interest, including any material transaction or relationship involving a potential conflict of interest. No executive officer may work, including as a consultant or a board member, simultaneously for us and any competitor, customer, supplier or business partner without the prior written approval of our Chief Financial Officer or legal department. Furthermore, executive officers are encouraged to avoid any direct or indirect business connections with our competitors, customers, suppliers or business partners.

We expect each of our directors to ensure that other existing and future commitments do not conflict with or materially interfere with their service as a director. Directors are expected to avoid any action, position or interest that conflicts with our interests, or gives the appearance of a conflict. In addition, directors are requested to inform the Chairman of our Nominating and Corporate Governance Committee prior to joining the board of another public company to ensure that any potential conflicts, excessive time demands or other issues are carefully considered.

Director Independence. See the subsection entitled “Board Committees and Meetings” in Item 10 “Directors, Executive Officers and Corporate Governance” above.

Related Party Transactions

In 2008 we entered into certain agreements with EchoStar Corporation and affiliates of Harbinger Capital Partners that are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Current Year’s Developments” of our Annual Report on Form 10-K.  As a result of these transactions, EchoStar and Harbinger had the right to nominate up to two members of each board and two employees of EchoStar, Dean Olmstead and David J. Rayner, were appointed to our Board of Directors.  In addition, both EchoStar and Harbinger Capital Partners are holders of over 5% of the outstanding shares of our common stock and are listed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The following table presents fees for professional services rendered by Friedman LLP and billed to us for the audit of our annual financial statements for the years ended December 31, 2008 and 2007, and fees for other services billed by Friedman LLP during those periods:

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007
Audit fees	541,380	823,831
Audit related fees	151,821	96,654
Tax fees	0	0
Other	0	20,193
Total	693,201	940,678

Audit Fees.  Annual audit fees relate to services rendered in connection with the audit of the annual financial statements included in our Annual Report on Form 10-K, the quarterly reviews of financial statements included in our Quarter Reports on Form 10-Q, registration statement consent procedures and audit and testing of the company’s internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees.  Audit-related services include fees for consultations concerning financial accounting and reporting matters, services in connection with our 401(k) Plan and issuance of subsidiary stand-alone financial statements.  Audit-related fees are disclosed as those audit-related fees paid during the specified fiscal year.

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
Jeffrey W. Epstein
President

Date: March 27 , 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as of March 27 , 2009.

/s/ Jeffrey W. Epstein	President
Jeffrey W. Epstein	(principal executive officer)

/s/ Vincent Loiacono	Chief Accounting Officer
Vincent Loiacono	(principal financial officer)

*	Chairman of the Board
William Freeman

*	Director
David Andonian

*	Director
Eugene Davis

*	Director
Jacques Leduc

*	Director
David B. Meltzer

*	Director
Dean Olmstead

*	Director
David Rayner

*      By Power of Attorney.

EXHIBIT INDEX

31.1	-	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	-	Certification of the principal financial officer and principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002