Form 10-Q
period 2009-03-31
TERRESTAR CORP
filed 2009-05-06
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 4, 2009: 139,199,501

TERRESTAR CORPORATION

i

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

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ii

TERRESTAR CORPORATION

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2009 and 2008

(in thousands, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2009	2008
Operating expenses:

General and administrative	$16,621	$31,598
Research and development	13,582	30,142
Depreciation and amortization	5,749	5,454

Total operating expenses	35,952	67,194

Operating loss from continuing operations	(35,952)	(67,194)

Interest expense	(14,039)	(10,359)
Interest income	134	1,132
Other income	394	91
Loss on investment in SkyTerra	—	(27,374)

Loss from continuing operations before income taxes	(49,463)	(103,704)

Income tax benefit	—	754

Net loss	(49,463)	(102,950)

Less:
Net loss attributable to the noncontrolling interest in TerreStar Networks	4,861	8,376
Net loss attributable to the noncontrolling interest in TerreStar Global	71	—

Net loss attributable to TerreStar Corporation	(44,531)	(94,574)

Less:
Dividends on Series A and Series B Cumulative Convertible Preferred Stock	(6,423)	(5,792)
Accretion of issuance costs associated with Series A and Series B	(1,123)	(1,133)

Net loss available to Common Stockholders	$(52,077)	$(101,499)

Basic and Diluted Loss Per Share	$(0.43)	$(1.14)

Basic and Diluted Weighted-Average Common Shares Outstanding	121,051	88,698

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

TERRESTAR CORPORATION

Condensed Consolidated Balance Sheets

As of March 31, 2009 and December 31, 2008

(in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207,363	$236,820
Deferred issuance costs	6,575	6,575
Income tax receivable	1,477	1,477
Other current assets	9,291	3,594

Total current assets	224,706	248,466

Restricted investments	1,409	1,404
Property and equipment, net	732,158	716,602
Intangible assets, net	354,692	359,013
Deferred issuance costs	8,061	9,692
Other non-current assets	6,000	6,000

Total assets	$1,327,026	$1,341,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,912	$16,668
Accrued termination costs	227	707
Deferred rent and other current liabilities	1,577	1,517
Series A and Series B Cumulative Convertible Preferred Stock dividends payable	10,891	4,468

Total current liabilities	30,607	23,360

Deferred rent and other long-term liabilities	2,725	3,175
Deferred tax liabilities	13,039	13,039
TerreStar Notes and accrued interest, thereon (net of discount as of March 31, 2009 of $44,415 and as of December 31, 2008 of $43,625)	700,067	671,884
TerreStar Exchangeable Notes and accrued interest, thereon (net of discount as of March 31, 2009 of $95,909 and as of December 31, 2008 of $95,954)	65,807	63,176
TerreStar-2 Purchase Money Credit Agreement and accrued interest, thereon	38,194	36,755

Total liabilities	850,439	811,389

Commitments and Contingencies

Series A Cumulative Convertible Preferred Stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at March 31, 2009 and December 31, 2008)	90,000	90,000
Series B Cumulative Convertible Preferred Stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at March 31, 2009 and December 31, 2008)	318,500	318,500

STOCKHOLDERS’ EQUITY:
TerreStar Corporation stockholders’ equity:
Series C Preferred Stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at March 31, 2009 and December 31, 2008)	—	—
Series D Preferred Stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at March 31, 2009 and December 31, 2008)	—	—
Series E Junior Convertible Preferred Stock ($0.01 par value, 1,900,000 shares authorized and 1,200,000 shares issued and outstanding at March 31, 2009 and December 31, 2008)	12	12
Common stock; voting (par value $0.01; 240,000,000 shares authorized, 126,567,790 and 125,869,540 shares issued, 122,616,588 and 121,918,338 shares outstanding at March 31, 2009 and December 31, 2008, respectively)	1,266	1,259
Additional paid-in capital	1,226,101	1,220,161
Common stock purchase warrants	53,250	55,809
Less: 3,951,202 common shares held in treasury stock at March 31, 2009 and December 31, 2008	(73,877)	(73,877)
Accumulated other comprehensive loss	(81)	(70)
Accumulated deficit	(1,134,083)	(1,082,006)

Total TerreStar Corporation stockholders' equity	72,588	121,288

Noncontrolling interest in TerreStar Networks	(4,429)	—
Noncontrolling interest in TerreStar Global	(72)	—

Total stockholders’ equity	68,087	121,288

Total liabilities and stockholders' equity	$1,327,026	$1,341,177

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(in thousands)

Unaudited

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(44,531)	$(94,574)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	5,749	5,454
Loss on investment in SkyTerra	—	27,374
Net loss attributable to the noncontrolling interest in TerreStar Networks	(4,861)	(8,376)
Net loss attributable to the noncontrolling interest in TerreStar Global	(71)	—
Amortization of deferred financing and debt discount costs	(238)	636
Stock-based compensation	3,820	2,475
Changes in assets and liabilities:
Other current assets	(5,709)	2,364
Accounts payable and accrued expenses	6,260	(1,980)
Accrued termination costs	(480)	—
Other noncurrent assets	—	817
Accrued interest	14,272	9,540
Deferred rent and other liabilities	(374)	(179)

Net cash used in continuing operating activities	(26,163)	(56,449)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from the sale of SkyTerra shares	—	76,359
Proceeds of restricted cash and investments	(5)	(22)
Additions to intangible assets	(141)	—
Additions to property and equipment	(3,282)	(30,001)

Net cash provided by (used in) continuing investing activities	(3,428)	46,336

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of TerreStar Notes and TerreStar Exchangeable Notes	—	195,732
Proceeds from TerreStar-2 Purchase Money Credit Agreement	150	13,375
Payments for capital lease obligations	(16)	(13)
Debt issuance costs and other charges	—	(2,060)

Net cash provided by continuing financing activities	134	207,034

Net cash provided by (used in) continuing operations	(29,457)	196,921

Net cash used in discontinued investing activities	—	(19)

Net cash used in discontinued operations	—	(19)

Net increase (decrease) in cash and cash equivalents	(29,457)	196,902
CASH AND CASH EQUIVALENTS, beginning of period	236,820	89,134

CASH AND CASH EQUIVALENTS, end of period	$207,363	$286,036

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

Our ability to offer these services depends on TerreStar Networks’ right to receive certain regulatory authorizations allowing us to provide MSS/ATC in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, in order to provide ATC in the United States and Canada we must file applications separately from our satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain Federal Communications Commission (“FCC”) equipment certifications in the United States and similar certifications in Canada.

As of March 31, 2009, we have two wholly-owned subsidiaries, MVH Holdings Inc. and Motient Holdings Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively.

For additional information regarding the business descriptions of our wholly-owned subsidiaries, affiliates and investments, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Going Concern, Liquidity and Capital Resources

The Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Our cash on hand at March 31, 2009 was $208.8 million including restricted cash. Additionally, approximately $66.7 million remains available under our TerreStar-2 Purchase Money Credit Agreement which is expected to provide sufficient funding to complete the construction of our second satellite TerreStar-2. We incurred net losses of $44.5 million for the three months ended March 31, 2009, and our accumulated deficit as of March 31, 2009 was $1.1 billion. We expect to continue incurring losses for the foreseeable future. Based upon our current plans, we estimate that our cash and cash equivalents will not be sufficient to cover our estimated funding needs for 2010.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Our short-term liquidity needs are driven by our satellite system construction contracts, the development of terrestrial infrastructure and networks, the design and development of our handset and chipset, and our ongoing operating expenses. As of March 31, 2009, we have contractual obligations of $181.1 million due within one year, consisting of approximately $130.1 million related to our satellite system, $46.0 million related to our handset, chipset, and terrestrial network, and $5.0 million for operating leases. We expect to spend approximately $28 million in satellite launch insurance for our TerreStar-1 satellite. In addition, TerreStar Europe, a TerreStar Global subsidiary, recently filed an application for the award of S-band spectrum in Europe. If we are awarded this spectrum, we will need additional funds in TerreStar Global for satellite construction and terrestrial ground network development. We also have preferred stock obligations for our Series A and Series B Preferred in the amount of $408 million which, if not converted into shares of our common stock, will be due on April 15, 2010.

We will need to secure additional funding by early 2010 in order to complete the construction, deployment, and rollout of our planned network and to continue operations. We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. While we believe that these sources will provide sufficient funding for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to a successful satellite launch, general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all. For a complete discussion of our risk factors see Part II, Item IA

The Condensed Consolidated Financial Statements do not give effect to any adjustments to record amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge liabilities in other than the normal course of business and at amounts different from those reflected in the Consolidated Financial Statements.

Note 2. Principles of Consolidation, Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to summarize fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

On January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). The impact of SFAS No. 160 is discussed in more detail in Note 7, Stockholders’ Equity—Noncontrolling Interests.

The condensed consolidated financial statements include our accounts, our subsidiaries, and TerreStar Canada, a variable interest entity under Financial Accounting Standards Board Financial Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities” – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51. As of January 1, 2008, we consolidated the results of TerreStar Canada into our financial statements. All intercompany accounts are eliminated upon consolidation. Investments in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. We monitor investments for other than temporary declines in value and makes reductions in value when appropriate.

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

Our most significant estimates relating to our continuing operations include the valuation of stock based compensation, deferred tax assets, and long-lived assets.

Restricted Cash and Investments

At March 31, 2009, we had approximately $1.4 million in restricted cash held in money market escrow accounts. Approximately $0.8 million is held in connection with our FCC Surety Bond and approximately $0.4 million is restricted in accordance with various leases and security deposits. In addition, approximately $0.2 million is restricted in accordance with our asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation.

Concentrations of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and short-term investments. We periodically invest our cash balances in temporary or overnight investments. Our short-term investments include debt securities such as commercial paper, time deposits, certificates of deposit, banker acceptances and marketable direct obligations of the United States Treasury with high credit quality financial institutions. At March 31, 2009, we had approximately $207 million of cash deposits, excluding restricted cash, in excess of amounts insured by the Federal Deposit Insurance Corporation. To date, we have not experienced any losses on cash deposits.

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

Intangible Assets

Intangible assets primarily consist of intangible assets related to FCC spectrum frequencies and other intellectual property. Definite lived intangible assets are amortized over an estimated economic useful life of fifteen years. Indefinite lived assets are not amortized.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS No. 142-3”) which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R), “Business Combinations”. The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied prospectively. We adopted in the first quarter of 2009 and there is no material impact on our financial statements.

Income Taxes

We, together with our U.S. subsidiaries, file consolidated income tax returns in the U.S. federal jurisdiction. We, along with our U.S. subsidiaries, also file tax returns in various state and local jurisdictions. We have no periods under audit by the Internal Revenue Service (“IRS”). The statutes of limitation open for our returns are 2004, 2005, 2006 and 2007. We are not aware of any issues for open years that upon examination by a taxing authority are expected to have a material adverse effect on results of operations. As of March 31, 2009, we have fully reserved our deferred income tax balance.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. We value our investments, debt and preferred equity instruments under SFAS No. 157, “Fair Value Measurements”.

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

Earnings (Loss) per Common Share

We account for earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per common share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. This includes the reported net income (loss) attributable to TerreStar Corporation plus the loss attributable to preferred stock dividends and accretion. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible preferred stock computed using the if-converted method. Shares issuable under our equity plans were anti-dilutive in 2009 and 2008 because we incurred a net loss from continuing operations.

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

In December 2007, the FASB issued EITF Issue No. 07-1 (EITF No. 07-1), “Accounting for Collaborative Arrangements” which is effective for financial statements issued for fiscal years beginning after December 15, 2008. EITF No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of EITF No. 07-1 did not have a material impact on us.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The impact of SFAS No. 141R on our consolidated financial statements will depend on the nature and size of acquisitions, if any, subsequent to the effective date.

Note 3. Property and Equipment

The components of property and equipment as of March 31, 2009 and December 31, 2008 are presented in the table below.

	March 31, 2009	December 31, 2008
	(In thousands)
Assets Under Construction
Satellite construction in progress	$670,287	$655,510
Terrestrial Network under Construction	46,655	44,776

	716,942	700,286

Assets In Service
Network equipment	2,420	2,420
Lab equipment	11,588	11,401
Office equipment	6,549	6,549
Leasehold improvements	2,963	2,963

	23,520	23,333
Less accumulated depreciation	(8,304)	(7,017)

Property and equipment, net	$732,158	$716,602

We capitalized $18.6 million and $13.9 million of interest expense related to assets under construction for the three months ended March 31, 2009 and 2008, respectively.

Depreciation expense was $1.3 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.

Note 4. Intangible Assets

	March 31, 2009	December 31, 2008
	(In thousands)
Indefinite lived intangibles
1.4GHz spectrum license	$156,520	$156,520

Definite lived intangibles
2GHz spectrum licenses	209,262	209,143
Intellectual property	36,929	36,907

	246,191	246,050
Less accumulated amortization	(48,019)	(43,557)

Intangible assets, net	$354,692	$359,013

Amortization expense was $4.5 million and $4.4 million for the three months ended March 31, 2009 and 2008, respectively. We do not amortize our 1.4GHz spectrum licenses.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses of continuing operations consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Accounts payable	$10,921	$10,886
Accrued development expenses	3,707	1,581
Accrued consulting expenses	696	274
Accrued compensation and benefits	1,516	2,591
Accrued legal expenses	719	861
Accrued operating and other expenses	353	475

	$17,912	$16,668

Note 6. Long-Term Debt

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

The additional $50 million TerreStar Notes were issued at an issue price of 93%. As part of the acquisition accounting related to the $50 million TerreStar Notes and in conjunction with the acquisition of the 1.4GHz spectrum, a debt discount was recorded for approximately $42.5 million dollars. The debt discount is being accreted using the effective interest method over the six year term of the TerreStar Notes. For the three months ended March 31, 2009 and 2008, we accreted approximately $0.8 million and $60,000, respectively, of debt discount related to the TerreStar Notes.

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

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $845 million as of March 31, 2009, consisting primarily of satellites under construction, property and equipment, and cash and cash equivalents.

On February 15, 2009, $54 million of interest was converted into additional TerreStar Notes in accordance with the Indenture. As of March 31, 2009 and December 31, 2008, the carrying value of the TerreStar Notes, net of discount including accrued interest, was $700.1 million and $671.9 million, respectively.

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

As part of the acquisition accounting related to the TerreStar Exchangeable Notes and in conjunction with the acquisition of the 1.4GHz spectrum, a debt discount was recorded for approximately $100 million dollars. The debt discount is being accreted using the effective interest method over the six year term of the TerreStar Exchangeable Notes. For the three months ended March 31, 2009, we accreted approximately $45,000 of debt discount related to the TerreStar Exchangeable Notes. No accretion was recognized for the three months ended March 31, 2008.

On March 15, 2009, $2.6 million of interest was converted into additional TerreStar Exchangeable Notes in accordance with the Exchangeable Note Indenture. As of March 31, 2009 and December 31, 2008, the carrying value of the TerreStar Exchangeable Notes, net of discount including interest, was $65.8 million and $63.2 million, respectively.

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

As of March 31, 2009 and December 31, 2008, the carrying value of the Credit Agreement, including accrued interest, was $38.2 million and $36.8 million, respectively.

Leases

As of March 31, 2009, we had non-cancelable leases for office space, co-location sites, calibration earth stations, towers and furniture and equipment under operating leases expiring through 2018.

Rent expense totaled approximately $1.6 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement. We also had sublease income which totaled approximately $78,000 and $77,000 for the three months ended March 31, 2009 and 2008, respectively.

Note 7. Stockholders’ Equity

Preferred Stock

We account for the Series A and Series B Cumulative Redeemable Convertible Preferred Stock (“Series A and B Preferred”) under Accounting Series Release 268, “Redeemable Preferred Stocks”. As of March 31, 2009, we had 5.0 million authorized shares of preferred stock, consisting of 0.45 million Series A shares, 0.5 million Series B shares, 1 Series C share, 1 Series D share, 1.9 million Series E shares and approximately 2.1 million shares undesignated.

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

The rights, preferences and privileges of the Series C and Series D preferred are contained in Certificates of Designations of the Series C and D preferred stock as discussed in our Annual report on Form 10-K.

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

Common Stock Purchase Warrants

As of March 31, 2009, there were approximately 2.9 million fully vested warrants exercisable for our common stock outstanding.

The following table summarizes our warrant activity as of March 31, 2009:

TerreStar Corporation	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2009	3,238,477	$10.22
Granted	—	—
Canceled	(380,000)	4.88
Exercised	—	—

Outstanding at March 31, 2009	2,858,477	$10.93

Noncontrolling Interests

On January 1, 2009, we adopted SFAS No. 160, which changed the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of equity in our consolidated balance sheet. As required by SFAS No. 160, our condensed consolidated statements of operations is adjusted to include the net loss attributed to the noncontrolling interest.

Prior to the adoption of SFAS No. 160, we had to report more than our proportionate share of the partially-owned subsidiaries’ losses. Adopting SFAS No. 160 requires us to report less of a loss because the noncontrolling interests will be allocated their share of the losses even if their equity is in a deficit position. If we continued to apply paragraph 15 of ARB 51, the net loss attributable to TerreStar Corporation for the three months ended March 31, 2009 would have been $49.5 million with a basic and diluted loss per share of ($0.47).

Note 8. Employee Stock Benefit Plans

Stock Options

We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (R), “Share-Based Payment”, an amendment of FASB Statements No. 123 (“SFAS 123(R)”). Accordingly, compensation costs for our stock option plans recognized as expensed are measured at the grant date and over the vesting period.

As of March 31, 2009, the total unrecognized stock compensation expense was approximately $7.5 million.

Our equity-based compensation expense of $3.8 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively, is included in the condensed consolidated statement of operations for the awards outstanding under the 2002 TerreStar Networks Plan, the 2006 TerreStar Corporation Equity Incentive Plan and the TerreStar Global Ltd. 2007 Share Incentive Plan.

Restricted Stock Awards

During 2009, we issued approximately 0.7 million shares of restricted stock awards to our employees and certain executives, of TerreStar Networks, respectively, under the 2006 Plan. The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards are settled in shares of our common stock after the vesting period.

The following table summarizes our restricted stock activity as of March 31, 2009.

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Non-vested at January 1, 2009	901,060	$4.23
Granted	749,750	.47
Cancelled	(51,500)	.47
Vested	(24,000)	3.00

Non-vested at March 31, 2009	1,575,310	$2.67

TerreStar Networks 2002 Stock Incentive Plan

In July 2002, the TerreStar Networks stockholders approved the 2002 TerreStar Networks Plan (as amended) with 7,707,458 authorized shares of common stock, of which options to purchase 213,763 and 213,763 shares of TerreStar Networks’ common stock were outstanding at March 31, 2009 and 2008, respectively. All of the outstanding options under the 2002 TerreStar Networks Plan have vested. Pursuant to the terms of the adoption of the 2006 Plan (discussed below) no additional options will be issued pursuant to the 2002 TerreStar Networks Plan, and the plan will terminate upon the exercise or termination of the outstanding options.

The following tables summarize our stock option activity for the 2002 TerreStar Networks Plan:

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	213,763	$7.38	$3,232
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—

Outstanding at March 31, 2009	213,763	$7.38	$3,349

Exercisable at March 31, 2009	213,763	$7.38	$3,349

2002 TerreStar Corporation Plan

The 2002 Plan was initially adopted by the Board of Directors in May 2002 with 5,493,024 authorized shares of common stock, of which options to purchase 231,664 shares of the our common stock were outstanding at March 31, 2009.

2006 TerreStar Corporation Equity Incentive Plan

In April 2006, our stockholders approved the 2006 Plan which was designed to replace both the 2002 Plan, and the 2004 Restricted Stock Plan. No additional shares were granted under either the 2002 Plan or the 2004 Restricted Stock Plan. The 2006 Plan initially authorized the issuance of a total of 10,000,000 (and was later amended in October 2007 to increase to 11,000,000) incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. As of March 31, 2009, approximately 2.5 million shares remain available to be issued under the 2006 Plan.

The following tables summarize our stock option activity for the TerreStar Corporation 2002 and 2006 Plans.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	8,664,732	$11.69	—
Granted	—	—	—
Cancelled	(1,486,902)	13.09	—
Exercised	—	—	—

Outstanding at March 31, 2009	7,177,830	$11.40	$—

Exercisable at March 31, 2009	6,421,203	$11.58	$—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2009	1,188,511	$6.41
Granted	—	—
Cancelled	(11,393)	11.30
Vested	(436,473)	11.30

Non-vested at March 31, 2009	740,645	$9.75

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”), TerreStar Global may issue up to an aggregate of 3.75 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers.

The following tables summarize our stock option activity under the Global Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,625,000	$0.42	—
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—

Outstanding at March 31, 2009	1,625,000	$0.42	—

Exercisable at March 31, 2009	1,080,000	$0.42	—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2009	885,000	$0.22
Granted	—	—
Cancelled	—	—
Exercised	—	—
Vested	(340,000)	0.22

Non-vested at March 31, 2009	545,000	$0.22

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

The following table summarizes the TerreStar Global warrants that are outstanding and exercisable as of March 31, 2009.

Warrants Outstanding			Warrants Exercisable
Exercise Prices	As of March 31, 2009	Weighted Average Contractual Life Remaining	As of March 31, 2009
$0.42	553,100	4 years	553,100

Note 9. Charges Related to Cost Reduction Actions

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

The details of these charges are presented in the following table.

(in thousands)
Beginning Liability, January 1, 2009	$4,947

Reduction in deferred rent	(344)

Total incurred expenses	(344)

Cash expenditures through March 31, 2009	(480)

Ending Liability, March 31, 2009 (1)	$4,123

(1)	This total liability is included in current and long term deferred rent of $1.4 million and $2.5 million, respectively, and accrued termination costs in the amount of $0.2 million.

Note 10. Commitments and Contingencies

As of March 31, 2009, TerreStar has preferred stock obligations for its Series A and Series B preferred stock. If not converted into shares of our common stock, the entire Series A and Series B Preferred stock amount of $408.5 million will be due on April 15, 2010. Dividend payments on the Series A and Series B are due semi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010. Additionally, we have the following contractual commitments and debt obligations as of March 31, 2009:

	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
	in thousands
TerreStar Satellites (1,2)	$296,298	$130,105	$74,567	$8,221	$83,405
Leases	12,638	4,996	7,510	132	—
Network Equipment and Services	420,658	45,993	374,665	—	—
Preferred Stock Obligations	440,669	21,446	419,223	—	—
Debt Obligations (3)	1,693,654	—	323,183	1,370,471	—

Total	$2,863,917	$202,540	$1,199,148	$1,378,824	$83,405

(1)	Includes approximately $3.3 million remaining of construction payments and approximately $127.2 million of orbital incentive payments for TerreStar-1 if the satellite operates properly over its expected life. Additionally, includes approximately $65.8 million remaining of construction payments and approximately $63.2 million of orbital incentives for TerreStar-2.
(2)	We expect to pay $28 million for satellite launch insurance.
(3)	Debt Obligations are composed of our $550 million TerreStar Notes due 2014, our $150 million TerreStar Exchangeable Notes due 2014, and our current borrowing under our TerreStar-2 Purchase Money Credit Agreement due 2013 for our second satellite, plus accrued interest.

Note 11. Legal Matters

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

Note 12. Fair Value of Financial Instruments

The carrying amount for debt issues that are not quoted on an exchange, interest rates currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair values.

We determined that for our debt and preferred stock financial instruments there is not an active market. Thus, under SFAS No. 157, we have utilized Level 3 in valuing many of our financial instruments.

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

	As of March 31, 2009		As of December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Restricted Cash	$1,409	$1,409	$1,404	$1,404
Debt
TerreStar Notes and accrued interest, thereon	$700,067	$281,750	$671,884	$333,145
TerreStar Exchangeable Notes and accrued interest, thereon	$65,807	$29,146	$63,176	$30,757
TerreStar-2 Purchase Money Credit Agreement and accrued interest, thereon	$38,194	$29,150	$36,755	$27,537
Preferred Stock
Series A Cumulative Convertible Preferred Stock	$90,000	$79,422	$90,000	$74,458
Series B Cumulative Convertible Preferred Stock	$318,500	$229,624	$318,500	$215,271

Note 13. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2009 and 2008 is presented in the table below.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Non-cash investing and financing activities
Accrued property and equipment	$(3,713)	$22,838
Interest capitalized on satellites and terrestrial network under construction	$18,577	$13,908
Acquisition of intangible assets by issuance of common stock	$—	$7,313
Deferred financing fees accrued	$—	$1,326
Accretion of issuance costs on Series A and Series B Preferred	$1,123	$1,132
Paid-in-kind interest	$57,900	$41,555
Discount on TerreStar Notes	$—	$3,500
Amortization of discount on TerreStar Notes	$—	$60
Dividend liability not paid	$6,423	$5,792
Debt issuance cost withheld from TerreStar Exchangeable Notes proceeds	$—	$768
Expiration of common stock warrants	$2,559	$—
Acquisition of Noncontrolling interest funded by issuance of common stock	$—	$1,604

Supplemental Cash Flows Information
Interest paid	$—	$—
Income taxes paid	$—	$14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of the uncertainties, risks and assumptions associated with these statements.

The interim financial statements filed on this quarterly report on Form 10-Q and the discussion contained herein should be read in conjunction with our Annual report on Form 10-K for the fiscal year ending December 31, 2008.

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

As of March 31, 2009, we have two wholly-owned subsidiaries, MVH Holdings Inc. and Motient Holdings Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively.

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

TerreStar Networks was initially created as a subsidiary of SkyTerra established to, among other things, develop a satellite communications system using the S-band. On May 11, 2005, we acquired our ownership interest in TerreStar Networks when, in conjunction with a spin-off of TerreStar Networks to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar Networks common stock. In conjunction with this transaction, TerreStar Networks also entered into an agreement with SkyTerra’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which we anticipate will allow us to deploy a next-generation communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

Since May 11, 2005, we have consolidated TerreStar Networks financial results in our financial statements.

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. ATC authorization provides the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. Our planned network is designed to allow an end user to seamlessly communicate with a terrestrial wireless network or our satellite through a conventional mobile device, optimizing service quality, continuity and geographic coverage. On June 24, 2009, we plan to launch our first multi-spot beam geostationary satellite, TerreStar-1, which is designed so that the beams can be refocused dynamically. We are also working with vendors to develop our next-generation network.

We believe our network’s satellite and terrestrial mobile capabilities will serve the needs of various users, such as U.S. and Canadian government and emergency first responder personnel who require reliable, uninterrupted and interoperable connectivity that can be provided by an integrated satellite and terrestrial network. In October 2006, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Defense Information System Agency to jointly develop a North American emergency response communications network. On October 3, 2008 the CRADA was extended for an additional two years. We expect the CRADA to result in the development of products that will mutually benefit us and the U.S. government. We also believe that our planned network will appeal to a broad base of potential end users, customers and strategic partners, including those in the media, technology and communications sectors, logistics and distribution sectors and other sectors requiring uninterrupted wireless service.

Our Relationship with TerreStar Canada and 4371585 Canada

SkyTerra formed TerreStar Networks in 2002 as a wholly-owned subsidiary and subsequently spun TerreStar Networks off to SkyTerra’s owners, which included TMI Communications (now known as 4371585 Canada) and TerreStar Corporation or entities controlled by each. As part of the spin-off of TerreStar Networks, TMI Communications became contractually obligated to assign, subject to necessary regulatory approvals, its Industry Canada approval in principle to TerreStar Networks, or to an entity designated by TerreStar Networks that is eligible under Canadian law to hold the approval in principle. TerreStar Networks negotiated and committed, pursuant to a master agreement, to enter into certain transfer agreements with TMI Communications (TMI Communications’ outstanding obligations under the transfer agreements were assumed by 4371585 Canada on December 20, 2007 as the transferee of TMI Communications’ interest in TerreStar Canada Holdings), TerreStar Canada, TerreStar Canada Holdings and certain other related parties (the “Transfer Agreements”) pursuant to which TerreStar Networks agreed to transfer TerreStar-1 to TerreStar Canada and TMI Communications agreed in principle to transfer its Industry Canada approval to TerreStar Canada and FCC authorization to TerreStar Networks. TMI Communications’ assignment of its Industry Canada approval to TerreStar Canada was authorized by Industry Canada on April 27, 2007. This authorization transferred the necessary approvals for TerreStar Canada to launch and operate a satellite at the 111.1 degrees west longitude orbital position in order to provide MSS in Canada. On October 10, 2007, Industry Canada clarified that the authorization as transferred included the authority to operate at 111.0 degrees west longitude. In order to comply with Canada’s telecommunications foreign ownership rules, title to TerreStar-1 is expected to be transferred to TerreStar Canada at the time that title would have otherwise transferred to TerreStar Networks under the terms of its satellite construction contract with Loral, as amended.

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

Effective December 20, 2007, BCE completed a restructuring which resulted in TMI Communications, a wholly-owned subsidiary of BCE, transferring all of its shares of TerreStar Canada Holdings to 4371585 Canada. 4371585 Canada is also a wholly-owned subsidiary of BCE.

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

On January 16, 2009, TerreStar Networks entered into a master agreement with Trio 2 General Partnership (“Trio”) and certain other parties, pursuant to which, subject to the satisfaction of a number of conditions, including the receipt of necessary governmental approvals from Industry Canada and obtaining certain third party consents, Trio (through a wholly-owned subsidiary) will purchase the 66 2/3% voting equity stake in TerreStar Canada Holdings currently held by 4371585 Canada. Trio and TerreStar Networks will enter into a series of agreements that will be materially similar to the Transfer Agreements. TerreStar Networks will retain its existing 33 1/3% voting equity ownership of TerreStar Canada Holdings. Trio is majority-owned by certain managing partners of Trio Capital Inc., a Canadian investment firm, including Jacques Leduc. Mr. Leduc is also a member of our board of directors and serves as a member of the nominating committee.

TerreStar Global Limited

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in proportion to their holdings, the majority of which came from TerreStar Corporation. As of March 31, 2009, TerreStar Corporation owned approximately 86% of the outstanding shares of TerreStar Global.

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

Current Year’s Developments

Satellite Construction

The TerreStar-1 satellite main body has successfully completed its Thermal Vacuum testing and High Power and Passive Intermodulation testing of the flight model feed array for its 2GHz mobile S-band satellite service satellite. TerreStar-1 is now in the final demonstration phase, followed by final assembly and performance testing. Arianespace, TerreStar-1’s launch provider, has confirmed a launch day of June 24, 2009.

Other Events

On January 16, 2009, TerreStar Networks entered into a master agreement with Trio and certain other parties, pursuant to which, subject to the satisfaction of a number of conditions, including the receipt of necessary governmental approvals from Industry Canada and obtaining certain third party consents, Trio (through a wholly-owned subsidiary) will purchase the 66  2/3% voting equity stake in TerreStar Canada Holdings currently held by 4371585 Canada . Trio and TerreStar Networks will enter into a series of agreements that will be materially similar to the existing agreements with BCE relating to TerreStar Canada Holdings and TerreStar Canada. TerreStar Networks will retain its existing 33  1/3% voting equity ownership of TerreStar Canada Holdings. Trio is majority-owned by certain managing partners of Trio Capital Inc., a Canadian investment firm, including Jacques Leduc. Mr. Leduc is also a member of our board of directors and serves as a member of the nominating committee.

TerreStar Canada Holdings owns 80% of the voting equity of TerreStar Canada, which in turn holds the Industry Canada approvals needed to launch and operateTerreStar-1 for the purposes of providing mobile satellite services in Canada. TerreStar

Networks owns the remaining 20% of the voting equity of TerreStar Canada. TerreStar-1 is currently under construction and owned by TerreStar Networks, but will be transferred to TerreStar Canada after launch. TerreStar Networks will be granted a right to use capacity on the TerreStar-1 satellite once it is transferred to TerreStar Canada.

Additionally, upon approval by Industry Canada of the transfer of the 66  2/3% voting equity stake in TerreStar Canada Holdings from BCE to Trio and the satisfaction of certain other conditions, TerreStar Networks or its affiliates will enter into other arrangements with Trio or its affiliates to carry on the business of developing and deploying integrated mobile satellite and terrestrial services in Canada.

Entry into Material Definitive Agreements

As previously reported, TerreStar Networks has entered into an agreement with Hughes Network Systems, LLC (“Hughes”) with respect to a satellite base subsystem (“S-BSS”) based on the GMR1-3G technology (the “Hughes S-BSS Agreement”) and a technology development agreement with Qualcomm Incorporated (“Qualcomm”) for the development of the GMSA satellite air-interface to be included in certain of its device chipsets based on Qualcomm's EV-DO standard.

On March 31, 2009, TerreStar Networks entered into an agreement with Infineon Technologies AG (“Infineon”) for the design and development of a multi-standard mobile platform based on Infineon’s innovative software-defined-radio (“SDR”) technology that would be compatible with the Hughes S-BSS system (the “Infineon Agreement”). This SDR chipset technology will enable satellite-terrestrial handsets to operate with multiple cellular and satellite-based communications technologies including GSM, GPRS, EDGE, WCDMA, HSDPA, HSUPA and GMR-2G/3G. The Infineon Agreement also contemplates that up to two additional operators (together with TerreStar, each an “Operator”) may enter into the Infineon Agreement without any increase in the total contract price (assuming the scope and functionality are not changed), and bearing their proportionate share of costs of the total contract price. SkyTerra has jointly entered into the Infineon Agreement with Infineon and TerreStar, such that four Operators in total could enter into the Infineon Agreement. Based on the continued participation of the current Operators, the cost to TerreStar of its portion of the development and software costs incurred under the Infineon Agreement is approximately $19.7 million. Of that amount, TerreStar Networks expects to pay between $5 million and $6 million during the remainder of 2009.

In conjunction with the Infineon Agreement, on March 31, 2009, TerreStar Networks entered into an agreement with Hughes for additional software development work (the “GMR1-3G Software Components Agreement”) that will, with the existing Hughes S-BSS Agreement, allow Hughes to deliver the full S-BSS development required with respect to the GMR1-3G air interface to be included in connection with the Infineon SDR technology. SkyTerra has also entered into the GMR1-3G Software Components Agreement. Based on the continued participation of the current Operators, the cost to TerreStar Networks of its portion of the development and software costs incurred under the GMR1-3G Software Components Agreement is approximately $7.9 million. Of that amount, TerreStar Networks expects to pay between $1 million and $2 million during the remainder of 2009.

Both the Infineon Agreement and the GMR1-3G Software Components Agreement contain provisions for the recovery of the certain contract costs through royalties and discounts, such that more than half of the costs to be incurred by TerreStar Networks may be subject to later reimbursement.

Results of Operations—Consolidated

Three Months Ended March 31, 2009 and 2008

Operating Expenses:

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(in thousands)
General and administrative (1)	$16,621	$31,598	$(14,977)	(47.3)%
Research and development	13,582	30,142	(16,560)	(54.9)%
Depreciation and amortization	5,749	5,454	295	5.4%

Total operating expenses	$35,952	$67,194	$(31,242)	(46.5)%

(1)	For the three months ended March 31, 2009 and 2008, general and administrative expense include approximately $3.8 million and $2.4 million, respectively, of stock compensation expense related to employee stock options and director’s compensation expense.

General and administrative: Our general and administrative expenses decreased by approximately $15.0 million or 47.3% for the three months ended March 31, 2009 as compared to the same period in 2008. There was a $3.0 million reduction in Salaries and Benefits resulting from cost reduction efforts implemented in 2008, a $7.0 million reduction in consulting expense, and a $3.6 million reduction in network expenses related to the cancellation of the network buildout.

Research and development costs: Research and development costs decreased by $16.6 million or 54.9%, for the three months ended March 31, 2009 as compared to the same periods in 2008. The decreases are mostly due to an $11.0 million decrease in spending on TerreStar’s terrestrial handset development program due to the advanced nature of the program and a $2.9 million decrease in the satellite program costs as we move closer to launch, combined with a $1.9 million decrease in consultant costs mostly associated with the handset program.

Other Expenses and Income:

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(in thousands)
Interest expense	$(14,039)	$(10,359)	$(3,680)	35.5%
Interest income	134	1,132	(998)	(88.2)%
Other income	394	91	303	333.0%
Loss on investment in SkyTerra	—	(27,374)	27,374	(100.0)%
Noncontrolling interests in losses of TerreStar Networks	4,861	8,376	(3,515)	(42.0)%
Noncontrolling interests in losses of TerreStar Global	71	—	71	NM
NM: Not Meaningful

Interest expense: Interest expense increased by $3.7 million or 35.5% for the three months ended March 31, 2009 as compared to the same period in 2008. The change is primarily attributable to the issuance of additional TerreStar Notes, Exchangeable Notes, and TerreStar-2 Purchase Money Credit Agreement during 2008.

Interest income: Interest income decreased by $1.0 million, or 88.2%, for the three months ended March 31, 2009 as compared to the same period in 2008 due to decreasing interest rates.

Other income: Other income increased by $0.3 million, or 333.0%, for the three months ended March 31, 2009 as compared to the same period in 2008 from an increase in professional services revenue.

Loss on investment in SkyTerra: Loss on investment in SkyTerra decreased by $27.3 million, or 100%, for the three months ended March 31, 2009 as compared to the same period in 2008. In September 2008, we sold the remaining 29.9 million shares of our SkyTerra investment.

Noncontrolling interest in losses of TerreStar Networks: For the three months ended March 31, 2009, we reduced our net loss by approximately $4.9 million as compared to $8.4 million in 2008, as a result of noncontrolling interest in TerreStar Networks. This was due to lower overall losses in TerreStar Networks this year.

Going Concern, Liquidity and Capital Resources

The Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Our cash on hand at March 31, 2009 was $208.8 million including restricted cash. Additionally, approximately $66.7 million remains available under our TerreStar-2 Purchase Money Credit Agreement which is expected to provide sufficient funding to complete the construction of our second satellite TerreStar-2. We incurred net losses of $44.5 million for the three months ended March 31, 2009, and our accumulated deficit as of March 31, 2009 was $1.1 billion. We expect to continue incurring losses for the foreseeable future. Based upon our current plans, we estimate that our cash and cash equivalents will not be sufficient to cover our estimated funding needs for 2010.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Our short-term liquidity needs are driven by our satellite system construction contracts, the development of terrestrial infrastructure and networks, the design and development of our handset and chipset, and our ongoing operating expenses. As of March 31, 2009, we have contractual obligations of $181.1 million due within one year, consisting of approximately $130.1 million related to our satellite system, $46.0 million related to our handset, chipset, and terrestrial network, and $5.0 million for operating leases. We expect to spend approximately $28 million in satellite launch insurance for our TerreStar-1 satellite. In addition, TerreStar Europe, a TerreStar Global subsidiary, recently filed an application for the award of S-band spectrum in Europe. If we are awarded this spectrum, we will need additional funds in TerreStar Global for satellite construction and terrestrial ground network development. We also have preferred stock obligations for our Series A and Series B Preferred in the amount of $408 million which, if not converted into shares of our common stock, will be due on April 15, 2010.

We will need to secure additional funding by early 2010 in order to complete the construction, deployment, and rollout of our planned network and to continue operations. We intend to fund our long-term liquidity needs related to operations and ongoing network deployment through the incurrence of indebtedness, equity financings or a combination of these potential sources of liquidity. While we believe that these sources will provide sufficient funding for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to a successful satellite launch, general economic, financial, regulatory and other factors that are beyond our control, including trends in our industry and technology developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all. For a complete discussion of our risk factors see Part II, Item IA

Summary of Cash Flows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Net cash used in Operating Activities	$(26,163)	$(56,449)
Net cash provided by (used in) Investing Activities	(3,428)	46,336
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	—	195,732
Proceeds from TerreStar-2 Purchase Money Credit Agreement	150	13,375
Payments for capital lease obligations	(16)	(13)
Debt and equity issuance costs and other charges	—	(2,060)

Net cash provided by Financing Activities	134	207,034

Net cash provided by (used in) continuing operations	(29,457)	196,921

Net cash used in discontinued investing activities	—	(19)

Net cash used in discontinued operations	—	(19)

Net increase (decrease) in cash and cash equivalents	(29,457)	196,902
Cash and Cash Equivalents, beginning of period	236,820	89,134

Cash and Cash Equivalents, end of period	$207,363	$286,036

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2009 was $26.2 million as compared to net cash used in operating activities for the three months ended March 31, 2008 was $56.4 million. The decrease of $30.2 million is primarily attributable to a decrease in operating losses offset by the loss on investment in SkyTerra that occurred in 2008.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $3.4 million as compared to net cash provided by investing activities for the three months ended March 31, 2008 was $46.3 million. The decrease of $49.7 million was primarily attributable to the proceeds of $76.4 million from the sale of SkyTerra shares received in 2008 offset by a reduction of $26.7 million in payments for capital expenditures including satellite construction.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 was $0.1 million as compared to net cash provided by financing activities for the three months ended March 31, 2008 was $207.0 million. The decrease of $206.9 million was primarily attributable to a decrease in debt proceeds in the amount of $208.9 million which is offset by a reduction in debt issuance costs of approximately $2.0 million.

Debt Obligations

On February 11, 2009, we accessed $0.2 million of the TerreStar-2 Purchase Money Credit Agreement.

Contractual Cash Obligations

As of March 31, 2009, TerreStar has preferred stock obligations for its Series A and Series B preferred stock. If not converted, the entire Series A and Series B Preferred stock amount of $408.5 million will be due on April 15, 2010. Dividend payments on the Series A and Series B are due semi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010. Additionally, we have the following contractual commitments and debt obligations as of March 31, 2009:

	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
	in thousands
TerreStar Satellites (1,2)	$296,298	$130,105	$74,567	$8,221	$83,405
Leases	12,638	4,996	7,510	132	—
Network Equipment and Services	420,658	45,993	374,665	—	—
Preferred Stock Obligations	440,669	21,446	419,223	—	—
Debt Obligations (3)	1,693,654	—	323,183	1,370,471	—

Total	$2,863,917	$202,540	$1,199,148	$1,378,824	$83,405

(1)	Includes approximately $3.3 million remaining of construction payments and approximately $127.2 million of orbital incentive payments for TerreStar-1 if the satellite operates properly over its expected life. Additionally, includes approximately $65.8 million remaining of construction payments and approximately $63.2 million of orbital incentives for TerreStar-2.
(2)	We expect to pay $28 million for satellite launch insurance.
(3)	Debt Obligations are composed of our $550 million TerreStar Notes due 2014, our $150 million TerreStar Exchangeable Notes due 2014, and our current borrowing under our TerreStar-2 Purchase Money Credit Agreement due 2013 for our second satellite, plus accrued interest.

Off-Balance Sheet Financing

As of March 31, 2009, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2008. Since the date of the Annual Report, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2009, we do not have exposure to market risk associated with activities in derivative financial instruments or derivative commodity instruments. Currently, we invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

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

Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and as previously disclosed in our Annual Report on Form 10K we have concluded that as of December 31, 2008, internal control over financial reporting was not effective. The remediation plans previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and summarized below, have not been fully implemented as of March 31, 2009. Accordingly, the internal control over financial reporting continues to be ineffective as of March 31, 2009.

Remediation Efforts to Address Material Weakness

We are in the process of developing and implementing remediation plans to address our material weakness. Management has identified the following remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by (a) providing appropriate training and guidelines to ensure personnel understand how to perform an effective review, and (b) assessing the technical accounting capabilities of existing personnel to ensure the appropriate complement of knowledge, skills, and training are available.

Changes in Internal Controls over Financial Reporting

Remediation actions taken by the Chief Accounting Officer include:

•	Implemented a monthly formal close process;

•	Improved procedures to ensure accurate financial reporting;

•	Hired additional qualified staff to provide needed expertise within the finance department:

•	Senior Sarbanes-Oxley compliance manager on January 26, 2009

•	Director of Financial Planning and Analysis on January 28, 2009;

•	Improved the accounts payable process to ensure timely and accurate recordation of vendor transactions;

•	Established an environment of open communications;

•	Enhanced the monthly review process to ensure appropriate segregation of duties within the SAP system;

•	Required finance staff to participate in continuing professional education.

The Chief Accounting Officer will continue to remediate fully the material weakness and is continuing to assess the accounting capabilities of existing personnel and implement the remediation plans.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended March 31, 2009 fairly present in all material respects the financial condition and results of operations for us in conformity with GAAP.

Other than as described above, there have been no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, please refer to Note 11 to the Condensed Consolidated Financial Statements contained in this quarterly report.

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

As of March 31, 2009, we had aggregate contractual payment obligations of approximately $2.9 billion, consisting of $296 million for satellite expenditures, $12.6 million for lease related expenditures and $421 million for terrestrial network related expenditures, as well as $2.1 billion for debt, including interest and preferred stock obligations.

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

Any of these factors could cause us to miss required performance milestones under our FCC authorization or Industry Canada approval in principle and could result in our loss of those authorizations. See “—Regulatory Risks”.

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

Our Business Is Subject To A High Degree Of Government Regulation.

The communications industry is highly regulated by governmental entities and regulatory authorities, including the FCC and Industry Canada. Our business is completely dependent upon obtaining and maintaining regulatory authorizations to operate our planned integrated satellite and terrestrial network. For example, we could fail to obtain approval from the FCC of our September 2007 application for ATC authority in the United States. Failure to obtain or maintain necessary governmental approvals would impair our ability to implement our planned network and would have a material adverse effect on our financial condition. Additional important risks relating to our regulatory framework are listed below under “—Regulatory Risks”.

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

In November 2006, we signed a contract with Arianespace which entitles us to a launch for TerreStar-1 that will meet our FCC and Industry Canada milestones and also mitigates possible impacts from delays. Arianespace has confirmed a launch day of June 24, 2009.

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

Damage To, Or Caused By, Our Satellites May Not Be Fully Covered By Insurance.

We have purchased launch and in-orbit insurance policies for our satellite. If certain material adverse changes in market conditions for in-orbit insurance were to make it commercially unreasonable for us to maintain in-orbit insurance, we may forego such insurance. If the launch of our satellite is a total or partial failure, or our satellite is damaged in orbit, our insurance may not fully cover our losses and these failures may also cause insurers to include additional exclusions in our insurance policies when they come up for renewal. We may not be able to obtain additional financing to construct, launch and insure a replacement satellite or such financing may not be available on terms favorable to us. Also, the insurance we have obtained contains certain customary exclusions and material change conditions that limit our coverage. These exclusions relate to losses resulting from acts of war, insurrection or military action and government confiscation, as well as lasers, directed energy beams, nuclear and anti-satellite devices and radioactive contamination. Any uninsured losses could have a material adverse effect on us.

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

We Depend On Licenses Of Critical Intellectual Property From ATC Technologies, A Wholly-Owned Subsidiary Of MSV.

We license the majority of the technology we plan to use to operate our network from ATC Technologies, a wholly-owned subsidiary of SkyTerra. SkyTerra has rights to approximately 30 MHz of spectrum in the L-band, is positioned to achieve device transparency and plans to offer services that compete with the services that we plan to offer.

SkyTerra has assigned to ATC Technologies a significant intellectual property portfolio, including a significant number of patents. Pursuant to the agreement by and between ATC Technologies and us, ATC Technologies granted us a perpetual, world-wide, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain existing patents owned by ATC Technologies for the sole purpose of developing, operating, implementing, providing and maintaining S-band or MSS services with an ATC component. ATC Technologies granted back to SkyTerra similar rights to the same intellectual property for L-band services in any geographic territory in the entire world where SkyTerra, one of its affiliates or a joint venture or strategic alliance into which SkyTerra has entered, is authorized to provide L-band services. In addition, ATC Technologies granted rights to a subsidiary of SkyTerra in and to the same intellectual property for the purpose of providing communications services anywhere in the entire world, excluding services relating to the S-band. We granted to ATC Technologies a perpetual, world-wide, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain existing patents owned or licensed by us and certain technologies licensed by us for the sole purpose of developing, operating, implementing, providing and maintaining L-band services or L-band services with an ATC component. ATC Technologies has also contractually committed to license to us, pursuant to the same terms as set forth above, certain additional patents that may be developed, acquired or otherwise owned by ATC Technologies or its affiliates (including SkyTerra), and we have contractually committed to license to ATC Technologies, pursuant to the same terms as set forth above, certain additional patents and technologies that may be developed, licensed, acquired or otherwise owned by us until October 1, 2016.

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

As of April 20, 2009, funds affiliated with Harbinger Capital Partners owned a significant portion of our common stock, as reported on their Schedule 13 D filed with the SEC. Accordingly, these funds are able to significantly influence us through their ability to heavily influence the outcome of election of our directors, amendments to our certificate of incorporation and by-laws and other actions requiring the vote or consent of stockholders. There is no assurance that the interest of Harbinger will be aligned with those of our other investors, and Harbinger may make decisions that adversely impact our stockholders. In addition to Harbinger’s ownership interest in us, Harbinger also reports significant ownership interest in SkyTerra and Inmarsat.

Failure to Achieve and Maintain Effective Internal Control Over Financial Reporting in Accordance With Rules of the Securities and Exchange Commission Promulgated Under Section 404 of the Sarbanes-Oxley Act.

We identified a material weakness in our internal control over financial reporting, as described in Item 4, Controls and Procedures of our annual report on Form 10-K for the fiscal year ended December 31, 2008. This weakness could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weakness is not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

Although we believe that we have taken steps to remediate this material weakness we cannot assure you that this remediation will be successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified.

Our common stock is currently trading below $1.00 per share. Nasdaq has suspended its rules requiring its listed companies to maintain a closing bid price of at least $1.00 until July 20, 2009. In the event the closing bid price of our common stock is below $1.00 per share for more than 30 consecutive trading days following the lifting of this suspension, our stock could be at risk of being delisted from The Nasdaq Global Market.

In the event that the closing bid price of our stock were to fall below $1.00 for 30 consecutive trading days following July 20, 2009, we would be in danger of having our stock delisted from The Nasdaq Global Market. Delisting could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, delisting or the threat of delisting could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
10.1†	Amendment to Statement of Work dated January 22, 2008 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

10.2**	Statement of Work dated October 22, 2008 (SBSS Integration Support) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

10.3**	Statement of Work dated January 02, 2009 (Commercial PDA Phone Specification) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

10.4**	Statement of Work dated January 02, 2009 (Mininet Campaign Testing) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

10.5**	Statement of Work dated January 02, 2009 (Antenna Feasibility Study) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

10.6**	Amendment to Statement of Work dated January 02, 2009 (SBSS Integration Support) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

10.7**	Amendment No. 2 to Statement of Work (SBSS Integration Support) dated February 05, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

10.8**	Amendment No. 3 dated March 28, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

10.9†	Contract for Design and Development of SDR Modem Platforms dated March 31, 2009 by and among TerreStar Networks Inc., SkyTerra LP and Infineon Technologies AG.

31.1†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of President (principal executive officer).

31.2†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Chief Accounting Officer (principal financial officer).

32†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of President, (principal executive officer) and Chief Accounting Officer (principal financial officer).

†	Filed herewith.
**	Filed herewith and pursuant to a confidential treatment request for certain portions of this document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRESTAR CORPORATION
(Registrant)

/s/ JEFFREY EPSTEIN
Jeffrey Epstein
President (Principal Executive Officer)
Dated: May 6, 2009

/s/ VINCENT LOIACONO
Vincent Loiacono
Chief Accounting Officer (Principal Financing and Accounting Officer)
Dated: May 6, 2009