Form 10-Q
period 2009-06-30
TERRESTAR CORP
filed 2009-08-07
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at August 3, 2009: 139,200,235

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

Forward-looking statements and information are based on current beliefs, as well as assumptions made by us, and information currently available to us concerning anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this quarterly report on Form 10-Q are made as of the date it was issued, and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

TERRESTAR CORPORATION

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2009 and 2008

(in thousands, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating expenses:

General and administrative	$13,069	$29,955	$29,690	$61,553
Research and development	22,896	21,706	36,478	51,848
Depreciation and amortization	5,967	5,619	11,716	11,073

Total operating expenses	41,932	57,280	77,884	124,474

Loss from operations	(41,932)	(57,280)	(77,884)	(124,474)

Other income (expense):
Interest expense	(15,853)	(13,013)	(29,892)	(23,372)
Interest income	48	1,146	182	2,278
Other income	194	263	588	354
Loss on investment in SkyTerra	—	—	—	(27,374)

Loss before income taxes	(57,543)	(68,884)	(107,006)	(172,588)

Income tax (provision) benefit	(1,001)	—	(1,001)	754

Net loss	(58,544)	(68,884)	(108,007)	(171,834)

Less:
Net loss attributable to the noncontrolling interest in TerreStar Networks	5,806	2,169	10,667	10,545
Net loss attributable to the noncontrolling interest in TerreStar Global	114	—	185	—

Net loss attributable to TerreStar Corporation	(52,624)	(66,715)	(97,155)	(161,289)

Less:
Dividends on Series A and Series B Convertible Preferred Stock	(6,245)	(5,792)	(12,668)	(11,584)
Accretion of issuance costs associated with Series A and Series B Convertible Preferred Stock	(1,133)	(1,133)	(2,256)	(2,266)

Net loss available to Common Stockholders	$(60,002)	$(73,640)	$(112,079)	$(175,139)

Basic & Diluted Loss Per Share	$(0.44)	$(0.75)	$(0.87)	$(1.88)

Basic and Diluted Weighted-Average Common Shares Outstanding	134,611	97,676	127,869	93,187

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Balance Sheets

As of June 30, 2009 and December 31, 2008

(in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,842	$236,820
Deferred issuance costs	5,628	6,575
Income tax receivable	—	1,477
Prepaid and other current assets	4,048	3,594

Total current assets	120,518	248,466

Property and equipment, net	817,920	716,602
Intangible assets, net	350,275	359,013
Restricted cash	1,413	1,404
Deferred issuance costs	7,366	9,692
Other assets	6,000	6,000

Total assets	$1,303,492	$1,341,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,419	$17,375
Deferred rent and other current liabilities	1,626	1,517
Series A and Series B Convertible Preferred Stock dividends payable	4,822	4,468

Total current liabilities	26,867	23,360

Deferred rent and other long-term liabilities	2,298	3,175
Deferred tax liabilities	14,040	13,039
TerreStar Notes and accrued interest, thereon (net of discount as of June 30, 2009 of $44,950 and as of December 31, 2008 of $43,625)	729,621	671,884
TerreStar Exchangeable Notes and accrued interest, thereon (net of discount as of June 30, 2009 of $94,454 and as of December 31, 2008 of $95,954)	69,890	63,176
TerreStar-2 Purchase Money Credit Agreement and accrued interest, thereon	39,546	36,755

Total liabilities	882,262	811,389

Commitments and Contingencies

Series A Convertible Preferred Stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at June 30, 2009 and December 31, 2008)	90,000	90,000
Series B Convertible Preferred Stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at June 30, 2009 and December 31, 2008)	318,500	318,500

STOCKHOLDERS’ EQUITY:
TerreStar Corporation stockholders’ equity:
Series C Preferred Stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at June 30, 2009 and December 31, 2008)	—	—
Series D Preferred Stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at June 30, 2009 and December 31, 2008)	—	—
Series E Junior Convertible Preferred Stock ($0.01 par value, 1,900,000 shares authorized and 1,200,000 shares issued and outstanding at June 30, 2009 and December 31, 2008)	12	12
Common stock; voting (par value $0.01; 240,000,000 shares authorized, 143,177,079 and 125,869,540 shares issued, 139,225,877 and 121,918,338 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	1,432	1,259
Additional paid-in capital	1,236,290	1,220,161
Common stock purchase warrants	53,250	55,809
Treasury Stock (3,951,202 common shares held in treasury stock at June 30, 2009 and December 31, 2008)	(73,877)	(73,877)
Accumulated other comprehensive income (loss)	61	(70)
Accumulated deficit	(1,194,085)	(1,082,006)

Total TerreStar Corporation stockholders’ equity	23,083	121,288

Noncontrolling interest in TerreStar Networks	(10,193)	—
Noncontrolling interest in TerreStar Global	(160)	—

Total stockholders’ equity	12,730	121,288

Total liabilities and stockholders’ equity	$1,303,492	$1,341,177

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

(in thousands)

Unaudited

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,007)	$(171,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,716	11,073
Loss on Investments in SkyTerra	—	27,374
Amortization of deferred financing costs	1,190	1,207
Stock-based compensation	4,272	1,236
Deferred income taxes	1,001	—
Changes in assets and liabilities:
Income tax receivable	1,477	—
Prepaid and other current assets	(304)	4,723
Accounts payable and accrued expenses	4,918	(7,253)
Other assets	—	817
Accrued interest	28,694	21,988
Deferred rent and other liabilities	(735)	2,622
Adjustment related to discontinuing operating activities	—	(31)

Net cash used in operating activities	(55,778)	(108,078)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from the sale of SkyTerra stock	—	76,359
Increase in restricted cash	(9)	(39)
Additions to intangible assets	(188)	(2,827)
Additions to property and equipment	(67,758)	(58,823)

Net cash (used in) provided by continuing investing activities	(67,955)	14,670

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of TerreStar Notes and TerreStar Exchangeable Notes	—	195,732
Proceeds from TerreStar-2 Purchase Money Credit Agreement	150	33,175
Payments for capital lease obligations	(33)	(28)
Dividends paid on Series A Convertible Preferred Stock	(2,362)	(2,363)
Debt issuance costs and other charges	—	(947)

Net cash (used in) provided by continuing financing activities	(2,245)	225,569

Net (decrease) increase in cash and cash equivalents	(125,978)	132,161
CASH AND CASH EQUIVALENTS, beginning of period	236,820	89,134

CASH AND CASH EQUIVALENTS, end of period	$110,842	$221,295

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

On July 1, 2009, we successfully launched our first satellite “TerreStar-1”, marking a significant milestone in offering the mobile satellite service (“MSS”) using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), which can effectively deploy an integrated satellite and terrestrial wireless communications network. The network will allow a user to utilize a mobile device that will communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services.

Our ability to offer these services depends on TerreStar Networks’ ability to receive certain regulatory authorizations allowing us to provide MSS/ATC in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that may be provided in the future. For example, in order to provide ATC in the United States and Canada, we must file applications separately from the satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain Federal Communications Commission (“FCC”) equipment certifications in the United States and similar certifications in Canada.

As of June 30, 2009, we had two wholly-owned subsidiaries, MVH Holdings Inc. and Motient Holdings Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively.

For additional information regarding the business descriptions of our wholly-owned subsidiaries, affiliates and investments, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Going Concern, Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Cash on hand at June 30, 2009 was $112.3 million, including restricted cash. Additionally, approximately $66.7 million remains available under the TerreStar-2 Purchase Money Credit Agreement which is expected to provide sufficient funding to complete the construction of the second satellite, TerreStar-2. We incurred net losses of $112.1 million for the six months ended June 30, 2009, and had an accumulated deficit of $1.2 billion as of June 30, 2009. We expect to continue incurring losses for the foreseeable future. Based on the current plans, we estimate that the outstanding cash and cash equivalents as of June 30, 2009 will not be sufficient to cover the projected funding needs for all of 2010.

Our principal liquidity needs are to meet the working capital requirements, operating expenses, capital expenditure, debt and preferred stock redemption obligations. Our short-term liquidity needs are driven by the satellite system contracts, the development of terrestrial infrastructure and networks, the design and development of the handset and chipset, and ongoing operating expenses. As of June 30, 2009, we had contractual obligations of $108.7 million due within one year, consisting of approximately $78.9 million related to the satellite system, $25.2 million related to the handset, chipset, and terrestrial network, and $4.6 million for operating leases. In addition, TerreStar Europe, a TerreStar Global subsidiary, is seeking an award of S-band spectrum in Europe. If TerreStar Europe is awarded this spectrum, we will need additional funding for TerreStar Global for satellite construction and terrestrial ground network development. We have a redemption obligation towards Series A and Series B Preferred stock of $429.9 million including dividends which, if not converted into shares of our common stock, will be due on April 15, 2010.

We will need to secure additional funding by early 2010 in order to complete the construction, deployment, and rollout of the planned network and to continue operations. We intend to fund the long-term liquidity needs related to operations and ongoing network deployment through debt financing and restructuring, equity financings or a combination of these potential sources of liquidity. While we believe that these sources may provide sufficient funding to meet the foreseeable future liquidity and capital obligations, the ability to fund these needs will depend on our future performance, which is subject in part to the execution of post satellite launch activities, general economic, financial, regulatory and other factors that are beyond our control, including trends in the industry and technology developments. Also we may not be able to obtain this additional financing on acceptable terms or at all. Please see “Forward-Looking Statements” above and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of the uncertainties, risks and assumptions associated with these statements.

The condensed consolidated financial statements do not give effect to any adjustments to record amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize the assets and discharge liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

Note 2. Principles of Consolidation, Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the financial position, results of our operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated financial statements include our majority-owned subsidiaries and TerreStar Canada, a variable interest entity as described under Financial Accounting Standards Board Financial Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities– An Interpretation of Accounting Research Bulletin (“ARB”) No. 51”. All intercompany accounts are eliminated upon consolidation. Investments in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Variable Interest Entities

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

The most significant estimates include the valuation of investments, warrants, stock-based compensation, deferred tax assets and long-lived assets.

Restricted Cash

At June 30, 2009, we had approximately $1.4 million in restricted cash held in money market escrow accounts. Approximately $0.8 million is held in connection with the FCC Surety Bond and approximately $0.4 million is restricted in accordance with various leases and security deposits. In addition, approximately $0.2 million is restricted in accordance with the asset purchase agreement with Geologic Solutions, Inc. and Logo Acquisition Corporation.

Concentrations of Risk

Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash and short-term investments. We periodically invest funds in overnight and temporary short-term investments such as commercial paper, time deposits, certificates of deposit, banker acceptances and United States Treasury money market funds with highly rated financial institutions. At June 30, 2009, we had approximately $111 million of cash deposits, excluding restricted cash, in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses on these cash deposits in excess of the insured limits.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”) which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP FAS No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R), “Business Combinations”. FSP FAS No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied prospectively. We adopted FSP FAS No. 142-3 in the first quarter of 2009 and it did not have a material impact on our condensed consolidated financial statements.

Income Taxes

We, and our U.S. subsidiaries, file consolidated income tax returns in the U.S. federal jurisdiction and also file tax returns in various state and local jurisdictions. We have currently no periods under audit by the Internal Revenue Service (“IRS”). The statute of limitation is currently open for consolidated federal tax returns for the years 2004, 2005, 2006, 2007 and 2008. We are not aware of any issues for open years, which upon examination by a taxing authority are expected to have a material adverse effect on the results of operations. As of June 30, 2009, we have provided a full valuation allowance against our deferred tax assets.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, such as cash and cash equivalents, restricted cash, investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities. For financial instruments such as our notes, exchangeable notes and related long-term debt and convertible preferred stock, whose carrying value differs from the fair value, we calculate their fair value using guidance under SFAS No. 157, “Fair Value Measurements”, and include this additional information in the notes to the condensed consolidated financial statements. See Note 13 for additional details.

Research and Development Costs

All costs of research and development activities are expensed when incurred. Research and development activities consist of costs related to the development of our integrated satellite and terrestrial communications network, salaries, wages and other related direct costs of personnel engaged in research and development activities and the costs of externally procured intangible assets specifically indentified for use in research and development activities and have no alternative future use.

Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share reflects the conversion of obligations and the assumed exercises of securities computed using the if-converted method including the effects of shares issuable under our equity plans computed using treasury method, if dilutive. On January 1, 2009, we adopted FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”), and considered certain unvested restricted stock which has non-forfeitable dividend rights as participating securities for the purpose of calculating basic loss per share. See Note 10 for the calculation of loss per share.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The impact of SFAS No. 141R on our condensed consolidated financial statements will depend on the nature and size of acquisitions, if any, subsequent to the effective date.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements,” to January 1, 2009, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS No. 157-2 on January 1, 2009 did not have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued Staff Position No. Accounting Principles Board Opinion 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB No. 14-1 did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB ratified EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possesses derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF No. 07-05 did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain non forfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the FSP EITF No. 03-6-1 effective January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued three related FSPs: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No. 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for us beginning in the second quarter of fiscal year 2009. FSP FAS No. 115-2 and FAS No. 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”. The adoption of these FSPs did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for the interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 was issued to amend FASB Interpretation No. 46(R), “Consolidations of Variable Interest Entities-An Interpretation of Accounting Research Board (“ARB”) No. 51”, to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 shall be effective as of our first annual reporting period and interim reporting periods beginning after November 15, 2009. Earlier application is prohibited. We are currently evaluating the impact if any, of SFAS No. 167 on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 “(SFAS No.168). SFAS No.168 establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No.168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. As the SFAS No.168, is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

Note 3. Property and Equipment

The components of property and equipment as of June 30, 2009 and December 31, 2008 are presented in the table below.

	June 30, 2009	December 31, 2008
	(In thousands)
Assets Under Construction
Satellite construction in progress	$662,414	$576,591
Terrestrial network under construction	134,409	123,695

	796,823	700,286

Assets In Service
Network equipment	2,430	2,420
Lab equipment	18,961	11,401
Office equipment	6,550	6,549
Leasehold improvements	2,963	2,963

	30,904	23,333
Less accumulated depreciation	(9,807)	(7,017)

Property and equipment, net	$817,920	$716,602

We capitalized $19.6 million and $14.8 million and $38.2 million and $28.7 million of interest expense related to assets under construction for the three and six months ended June 30, 2009 and 2008, respectively.

Depreciation expense was $1.5 million and $2.8 million and $1.1 million and $2.2 million for the three and six months ended June 30, 2009 and 2008, respectively.

Note 4. Intangible Assets

The components of intangible assets as of June 30, 2009 and December 31, 2008 are presented in the table below.

	June 30, 2009	December 31, 2008
	(In thousands)
Indefinite lived intangibles
1.4GHz spectrum license	$156,520	$156,520

Definite lived intangibles
2GHz spectrum licenses	209,302	209,143
Intellectual property	36,936	36,907

	246,238	246,050
Less accumulated amortization	(52,483)	(43,557)

Intangible assets, net	$350,275	$359,013

Amortization expense was $4.5 million and $8.9 million and $4.5 million and $8.9 million for the three and six months ended June 30, 2009 and 2008, respectively. We do not amortize intangible asset related to 1.4GHz spectrum licenses.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Accounts payable	$11,136	$10,886
Accrued consulting and development expenses	6,789	1,855
Accrued compensation and benefits	1,117	2,591
Accrued legal expenses	854	861
Accrued operating and other expenses	523	1,182

	$20,419	$17,375

Note 6. Long-Term Debt

February 2008 Financing Transactions

On February 7, 2008, TerreStar Corporation and TerreStar Networks entered into a series of separate agreements with EchoStar Corporation, Harbinger and other investors constituting a commitment of $300 million in investments in TerreStar Corporation and TerreStar Networks, with $200 million made available at the close of the transaction and the balance made available to fund the construction of TerreStar-2 satellite as required.

On February 5, 2008, we entered into a Spectrum Agreement with EchoStar to acquire certain 1.4GHz spectrum licenses in exchange for 30 million shares of common stock.

On February 5, 2008, we entered into a Spectrum Contribution Agreement with Harbinger to assign our rights to certain other 1.4GHz spectrum licenses in exchange for 1.2 million of our Series E Junior Participating Preferred Stock, convertible into 30 million shares of common stock.

We recorded these transactions as an integrated transaction for accounting purposes. In exchange for the $191 million net proceeds in addition to the $156.5 million fair value of spectrum licenses received, we issued common stock of $265.8 million, issued debt of $200 million, recorded a debt discount of $142.5 million, recorded additional paid-in capital of $10.9 million related to a beneficial conversion feature and recorded a deferred tax liability of $13.0 million.

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

The additional $50 million TerreStar Notes were issued at an issue price of 93%. As part of the accounting related to the $50 million TerreStar Notes and in conjunction with the acquisition of the 1.4GHz spectrum, a debt discount was recorded for approximately $42.5 million dollars. The debt discount is being accreted using the effective interest method over the six year term of the TerreStar Notes. For the three and six months ended June 30, 2009 and 2008, we accreted approximately $0.5 million and $1.3 million and $0.1 million and $0.1 million, respectively, of debt discount related to the TerreStar Notes.

The TerreStar Notes bear interest from the date of issuance at a rate of 15% per annum. Per the provisions of the TerreStar Notes, additional interest of up to 1.5% per annum may accrue if certain milestones are not met by TerreStar. Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15 semi-annually, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. As of December 31, 2008, we did not meet certain milestones, so the interest rate increased by 1.5% from that date forward. We currently accrue interest at the rate of 16.5% per annum on these notes.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $832 million as of June 30, 2009, consisting primarily of satellites under construction, property and equipment, and cash and cash equivalents.

During the six months ended June 30, 2009, $54 million of interest was converted into additional TerreStar Notes in accordance with the Indenture. As of June 30, 2009 and December 31, 2008, the carrying value of the TerreStar Notes, net of discount including accrued interest, was $729.6 million and $671.9 million, respectively.

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

The TerreStar Exchangeable Notes bear interest from February 7, 2008 at a rate of 6.5 % per annum, payable quarterly. Until and including June 15, 2011, interest on the TerreStar Exchangeable Notes were payable in additional TerreStar Exchangeable Notes quarterly, starting March 15, 2008. Thereafter, interest on the TerreStar Exchangeable Notes will be payable in cash quarterly, starting June 15, 2011. The TerreStar Exchangeable Notes are scheduled to mature on June 15, 2014.

The TerreStar Exchangeable Notes rank senior in right of payment to all existing and future subordinated indebtedness, and pari-passu with all other unsubordinated indebtedness. The TerreStar Exchangeable Notes are guaranteed by subsidiaries of TerreStar Networks.

As part of the accounting related to the TerreStar Exchangeable Notes and in conjunction with the acquisition of the 1.4GHz spectrum, a debt discount was recorded for approximately $100 million dollars. The debt discount is being accreted using the effective interest method over the six year term of the TerreStar Exchangeable Notes. For the three and six months ended June 30, 2009, we accreted debt discount related to the TerreStar Exchangeable Notes of approximately $1.4 million and $1.5 million, respectively. No accretion was recognized in 2008.

During the six months ended June 30, 2009, $5.2 million of interest was converted into additional TerreStar Exchangeable Notes in accordance with the Exchangeable Note Indenture. As of June 30, 2009 and December 31, 2008, the carrying value of the TerreStar Exchangeable Notes, net of discount including interest, was $69.9 million and $63.2 million, respectively.

Beneficial Conversion Feature

The effective conversion rate of the TerreStar Exchangeable Notes after considering the discount, as compared to the fair market value of the common stock on the date of commitment, represents an additional beneficial conversion feature. Thus, we recorded an additional discount to the TerreStar Exchangeable Notes, with a corresponding increase in additional paid-in capital, of $10.9 million. In accordance with EITF No. 00-27, “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the aforesaid discount is amortized to interest expense over six years from the date of commitment, the earliest repayment date of the notes.

TerreStar-2 Purchase Money Credit Agreement

On February 5, 2008, TerreStar Networks entered into a $100 million TerreStar-2 Purchase Money Credit Agreement (“Credit Agreement”) among TerreStar Networks, as the borrower, the guarantor’s party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

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

As of June 30, 2009 and December 31, 2008, the liability recorded for the Credit Agreement, including accrued interest, was $39.5 million and $36.8 million, respectively.

Leases

As of June 30, 2009, we had non-cancelable leases for office space, co-location sites, calibration earth stations, towers, furniture and equipment under operating leases expiring through 2018.

Rent expense totaled approximately $1.5 million and $3.2 million and $5.2 million and $7.4 million for the three and six months ended June 30, 2009 and 2008, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreements. We recorded $0.2 million sublease income for the six months ended June 30, 2009 and 2008.

Note 7. Stockholders’ Equity

Preferred Stock

As of June 30, 2009, we had 5.0 million authorized shares of preferred stock, consisting of 0.45 million Series A preferred shares, 0.5 million Series B preferred shares, 1 Series C preferred share, 1 Series D preferred share, 1.9 million Series E preferred shares and approximately 2.1 million shares undesignated.

Series A and B Preferred Stock

We account for the Series A and Series B Redeemable Convertible Preferred Stock (“Series A and B Preferred”) per guidance under Accounting Series Release 268, “Redeemable Preferred Stocks”. Dividends on Series A and B Preferred are due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to the ongoing litigation with certain investors. We recorded dividend payments of $6.2 million and $12.7 million for the three and six months ended June 30, 2009 and $5.8 million and $11.6 million for the three and six months ended June 30, 2008 towards the Series A and B Preferred. Per the terms of the issuance, on April 15, 2010, we have a redemption obligation of $408.5 million in principal plus unpaid dividends, if the Series A and B Preferred are not converted into shares of our common stock on or before the redemption date.

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

The rights, preferences and privileges of the Series C and Series D preferred are contained in Certificates of Designations of the Series C and D preferred stock as discussed in our Annual report on Form 10-K filed for the year ended December 31, 2008.

Series E Junior Participating Preferred Stock

On February 7, 2008, we issued 1.2 million shares of the Series E Junior Participating preferred stock to Harbinger, convertible into 30 million shares of our common stock.

Common Stock Purchase Warrants

As of June 30, 2009, there were approximately 2.9 million fully vested warrants exercisable for the common stock outstanding.

The following table summarizes the warrant activity as of June 30, 2009:

TerreStar Corporation	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2009	3,238,477	$10.22
Granted	—	—
Canceled	(380,000)	4.88
Exercised	—	—

Outstanding at June 30, 2009	2,858,477	$10.93

Non-Controlling Interests

On January 1, 2009, we adopted SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statement-An Amendment of ARB No. 51”, which changed the accounting and reporting for minority interests by recharacterizing them as non-controlling interests and classifying them as a component of equity in the condensed consolidated balance sheet. As required by SFAS No. 160, the condensed consolidated statements of operations is adjusted to include the net loss attributed to the non-controlling interest. Had we continued to apply guidance under Accounting Research Bulletin No. 51 “Consolidated Financial Statements”, the net loss attributable to TerreStar Corporation for the six months ended June 30, 2009 would have been $108.0 million with a basic and diluted loss per share of ($0.96).

Note 8. Employee Stock Benefit Plans

We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (R), “Share-Based Payment”, an amendment of FASB Statements No. 123 (“SFAS No. 123(R)”). Accordingly, compensation costs related to the stock benefit plans measured at the grant date are recognized as expense over the service periods. As of June 30, 2009, the total unrecognized stock compensation expense was approximately $5.1 million. The equity-based compensation expense of $4.3 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively, is included in the condensed consolidated statements of operations for the awards outstanding under the 2002 TerreStar Networks Stock Incentive Plan (“the “2002 Plan”), the 2006 TerreStar Corporation Equity Incentive Plan (the “2006 Plan”) and the TerreStar Global Ltd. 2007 Share Incentive Plan.

2006 TerreStar Corporation Equity Incentive Plan

In April 2006, our stockholders approved the 2006 Plan which was designed to replace both the 2002 Plan and the 2004 Restricted Stock Plan. No additional shares were granted under either the 2002 Plan or the 2004 Restricted Stock Plan. The 2006 Plan initially authorized the issuance of a total of 10 million (and was later amended in October 2007 to increase to 11 million) incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. As of June 30, 2009, approximately 4.1 million shares remain available for issuance under the 2006 Plan.

The fair value of the options granted during the six months ended June 30, 2009 and 2008 was estimated on the grant date using a Black-Scholes option valuation model based on the following assumptions:

	Six months ended June 30,
	2009	2008
Expected Volatility (%)	81.3	62.5
Expected Dividend yield	None	None
Expected Terms (in years)	6.0	6.0
Risk Free Interest rate (per annum)	2.2%	2.6%

The expected volatility was based on the historical volatility of our common stock for a period of time commensurate with the expected term of the options. We determined the expected life based on an analysis of historical exercise and forfeiture behavior as well as expectations about future behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date for a period of time commensurate with the expected term of the options.

The following tables summarize the stock option activity for the 2006 Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	8,664,732	$11.69	$—
Granted	792,109	0.60	879
Forfeited/Expired	(4,388,920)	11.33	—
Exercised	—	—	—

Outstanding at June 30, 2009	5,067,921	$9.55	$978

Exercisable at June 30, 2009	3,602,801	$11.51	$152

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2009	1,188,511	$6.41
Granted	792,109	0.42
Forfeited/Expired	(29,774)	11.30
Vested	(485,726)	8.00

Non-vested at June 30, 2009	1,465,120	$2.67

As of June 30, 2009, the outstanding and exercisable options under the 2006 Plan disclosed above includes 192,505 and 139,000 stock options carried forward and vested under the 2002 Plan and 2002 TerreStar Corporation Plan, respectively. The weighted average contractual remaining life of the stock options under the 2006 Plan as of June 30, 2009 was 7.84 years.

Restricted Stock Awards

During 2009, we issued approximately 1.4 million shares of restricted stock awards to the employees and certain executives of TerreStar Networks under the 2006 Plan. The fair value of restricted stock awards is based on the stock price at the date of grant.

The following table summarizes the restricted stock activity as of June 30, 2009.

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Non-vested at January 1, 2009	901,060	$4.23
Granted	1,350,833	0.52
Cancelled	(61,500)	0.44
Vested	(74,000)	6.90

Non-vested at June 30, 2009	2,116,393	$1.80

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”), TerreStar Global may issue up to an aggregate of 3.8 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers. Under this plan, as of June 30, 2009, there were 1.6 million options outstanding, of which 1.1 million options were exercisable. The weighted average exercise price of options outstanding and exercisable was $0.42. There were no options granted, cancelled or exercised during the six months ended June 30, 2009 under the Global Plan.

TerreStar Global-Warrants

On July 9, 2007, TerreStar Global issued warrants to its board and former board members. These warrants vested immediately and expire on July 9, 2012, or earlier if fully exercised or otherwise cancelled per the warrant agreement’s terms. Subject to certain limitations, the warrants are freely transferable. There were 553,100 warrants outstanding and exercisable for the six months ended June 30, 2009 and 2008. The warrants had a $0.42 weighted average exercise price with three years remaining contractual life outstanding as on June 30, 2009.

Note 9. Income Tax Expense

We calculate the interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. We recorded income tax expense of $1.0 million and for the three and six months ended June 30, 2009, respectively, primarily pertaining to deferred tax expense relating to the amortization of certain indefinite-lived intangible assets. We did not record any adjustment to uncertain tax positions during the six months ended June 30, 2009.

Note 10. Loss per Share

The computation of net loss per share for the three and six months ended June 30, 2009 and 2008 is shown below:

(In thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Loss per Share (Basic and Diluted):
Net Loss available to Common Stockholders	$(60,002)	$(73,640)	$(112,079)	$(175,139)
Weighted-Average Common Shares Outstanding	134,611	97,676	127,869	93,187
Basic and Diluted net loss per share	$(0.44)	$(0.75)	$(0.87)	$(1.88)

For the six months ended June 30, 2009, approximately 41.7 million dilutive shares calculated on an “if converted” basis for the Series A and B Preferred and TerreStar Exchangeable Notes were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. Shares issuable under the equity plans and upon exercise of warrants outstanding were also anti-dilutive, since we incurred a net loss from operations for three and six months ended June 30, 2009 and 2008.

Note 11. Commitments and Contingencies

We have the following material contractual commitments and debt obligations as of June 30, 2009:

(in thousands)	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
TerreStar Satellites(1)	$170,713	$78,903	$31,790	$6,491	$53,529
Leases	11,197	4,589	6,544	64	—
Network Equipment and Operational Services	406,567	25,192	381,375	—	—
Preferred Stock Obligations(2)	429,946	429,946	—	—	—
Debt Obligations(3)	1,816,289	—	372,112	1,444,177	—

Total	$2,834,712	$538,630	$791,821	$1,450,732	$53,529

(1)	Includes approximately $55.1 million of orbital incentive payments for TerreStar-1 if the satellite operates properly over its expected life. Additionally, includes approximately $66 million remaining of construction payments and approximately $48.4 million of orbital incentives for TerreStar-2.
(2)	Includes redemption obligation for Series A and Series B preferred stock of $408.5 million due on April 15, 2010, if not converted into shares of our common stock.
(3)	Debt Obligations are comprised of $550 million TerreStar Notes due 2014, the $150 million TerreStar Exchangeable Notes due 2014, and current borrowing under the TerreStar-2 Purchase Money Credit Agreement due 2013 for TerreStar-2, plus accrued interest.

Note 12. Legal Matters

Litigation Adverse to Highland Capital Management and James Dondero

Since August 2005, we have been engaged in litigation adverse to Highland Capital Management, L.P. (“Highland Capital”), as well as certain investment funds managed by Highland Capital and James Dondero, who is the principal owner of Highland Capital and one of our former directors (Highland Capital, its investment funds, and Mr. Dondero are referred to collectively as the “Dondero Affiliates”). Seven of the suits were filed by the Dondero Affiliates against us or related parties. Of those seven suits, four have been resolved in our favor (and are not further discussed herein). Of the remaining three lawsuits, the first was dismissed by the trial court, reinstated by the court of appeals, and is currently proceeding before the Texas Supreme Court; the second has been stayed; and the third is in the discovery stage. In addition, we have filed two suits against Mr. Dondero and the Dondero Affiliates. One was dismissed on the defendants’ motion (and is not further discussed herein), and the other is scheduled for trial in May 2010.

The suit filed by the Dondero Affiliates that remains on appeal was filed on August 16, 2005 in a Texas state district court in Dallas County, Texas (the “Rescission Litigation”). This suit challenged the validity of our Series A Preferred Stock and sought damages and rescission of the Dondero Affiliates’ $90 million purchase of 90,000 shares of Series A Preferred Stock. On November 30, 2007, the court granted our motion for summary judgment and dismissed the suit. The Dondero Affiliates appealed the dismissal. On March 6, 2009, the Court of Appeals reversed the summary judgment and ordered most of the claims remanded to the trial court. We filed a petition for review with the Supreme Court of Texas. That petition is currently pending. We believe that these claims are without merit, and, if the case is ultimately returned to the trial court, we intend to defend vigorously against this suit.

The Dondero Affiliates’ suit that was stayed is in the Commercial Division of the New York Supreme Court. In this suit, the Dondero Affiliates contend that certain transactions, including the September 2005 exchange offer by virtue of which we exchanged our outstanding shares of Series A Preferred Stock for a new class of Series B Preferred Stock, caused the occurrence of the Senior Security Trigger Date, supposedly requiring us to issue a Senior Security Notice, that would entitle the Dondero Affiliates to redeem their Series A Preferred Stock. On October 14, 2008, the court granted our motion to dismiss based on res judicata (due to the Texas trial court’s dismissal of the Rescission Litigation) and denied the plaintiffs’ request for leave to amend their complaint. On May 7, 2009, in light of the Texas Court of Appeals’ March 2009 decision in the Rescission Litigation that reversed in part the trial court’s summary judgment, the court granted the Dondero Affiliates’ motion to renew its opposition to our motion to dismiss and reinstated the lawsuit. However, at a June 18, 2009 hearing, the court stayed proceedings in the lawsuit until certain proceedings conclude in the Rescission Litigation in Texas that are related to the claims in this lawsuit. We believe that these claims are without merit, and, if the court revives the lawsuit in the future, we intend to defend vigorously against this suit.

The Dondero Affiliates’ suit that is in the discovery stage was filed on December 31, 2008 in the Court of Chancery of the State of Delaware. In this lawsuit, the Dondero Affiliates contend that certain financing transactions entered into by us in February 2008 with Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), EchoStar Corporation (“EchoStar”), and other investors constituted a change in control of TerreStar Corporation under the Series A Preferred Stock’s certificate of designations. The Dondero Affiliates allege that this change of control occurred in at least two ways: (i) they allege that Harbinger acquired control of 58% of TerreStar Corporation’s voting stock; and (ii) they allege that Harbinger and EchoStar constitute a group that together acquired control of more than 50% of TerreStar Corporation’s voting stock. The Dondero Affiliates ask the court to require us to issue a notice of change of control under the Certificate of Designation for the Series A Preferred Stock and redeem such stock for $90 million plus dividends and escrow premiums. In the alternative, they seek unspecified damages. The parties are currently engaged in discovery. We believe that these claims are without merit and intend to defend vigorously against this suit.

On October 19, 2005, we filed a petition in a Texas state court in Dallas County, alleging that Mr. Dondero seriously and repeatedly breached his fiduciary duties as a director to advance his own personal interests. The state court, on Mr. Dondero’s motion, entered summary judgment dismissing the fiduciary suit on the ground that the dismissal of a federal securities lawsuit filed by us had a res judicata effect that precluded the continued prosecution of state law breach-of-fiduciary-duty claims. However, on appeal, the Court of Appeals reversed the dismissal and remanded the case to the trial court, where it has now been set for trial in May 2010.

Sprint Nextel Litigation

On June 25, 2008, Sprint Nextel Corporation (“Sprint”) filed a lawsuit in the United States District Court for the Eastern District of Virginia naming TerreStar Networks as a defendant. New ICO Satellite Services, G.P. was also named as a defendant (together with TerreStar Networks, the “Defendants”). In this lawsuit, Sprint contends that Defendants owe them reimbursement for certain spectrum relocation costs Sprint has incurred or will incur in connection with relocating incumbent licensees from certain frequencies in the 2GHz spectrum band. Sprint seeks, among other things, enforcement of certain Federal Communications Commission orders and reimbursement of not less than $100 million from each Defendant. On our motion, the United States District Court for the Eastern District of Virginia has stayed Sprint’s suit on the ground that primary jurisdiction of the dispute resides in the Federal Communications Commission (the “FCC”); the case has been administratively closed. The case remains stayed pending a final decision by the FCC.

Note 13. Fair Value

We adopted the provisions of SFAS No. 157, “Fair Value Measurements”, as of January 1, 2008 for financial assets and liabilities and for certain non-financial assets and liabilities as of January 1, 2009. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our financial assets and liabilities measured at fair value on a recurring basis, which are subject to the disclosure requirements of SFAS No. 157, at June 30, 2009 were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of June 30, 2009
Restricted Cash	$1,413	—	—	$1,413
Money Market funds	$108,007	—	—	$108,007

Total assets measured at fair value	$109,420	$—	$—	$109,420

The following are the financial instruments recorded in the financial statements at carrying value as of the reporting periods presented, for which the fair value was determined based on the guidance under SFAS No. 157.

	As of June 30, 2009		As of December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TerreStar Notes and accrued interest, thereon	$729,621	$364,049	$671,884	$235,159
TerreStar Exchangeable Notes and accrued interest, thereon	$69,890	50,210	63,176	30,757
TerreStar-2 Purchase Money Credit Agreement and accrued interest, thereon	$39,546	$30,229	$36,755	$27,537

We determined that there exists no active market for the TerreStar Notes, Exchangeable Notes and debt under the TerreStar-2 Purchase Money Credit Agreement. Thus, under SFAS No. 157, we used Level 2 inputs, third party broker quotes for valuing the Notes, and Level 3 unobservable inputs for determining the fair value of the Exchangeable Notes and TerreStar-2 Purchase Money Credit Agreement using discounted cash flow models. Additional inputs to the valuation model included interest rates currently available for issuance of debt with similar terms, contractual cash payments and principal repayments.

Note 14. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2009 and 2008 is presented in the table below.

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Non-cash investing and financing activities
Purchase of property, plant and equipment	$—	$1,502
Interest capitalized on satellites and terrestrial networks under construction	$38,224	$28,684
Acquisition of intangible assets by issuance of common stock	$—	$7,654
Acquisition of spectrum by issuance of common stock	$—	$265,800
Deferred financing fees	$—	$70
Spectrum acquisition costs	$—	$70
Accretion of issuance costs on Series A and Series B Preferred	$2,256	$2,266
Paid-in-kind interest	$61,873	$45,114
Stock dividend to Series B Preferred Shareholders	$9,951	$9,953
Accrued or unpaid Dividends	$354	$732
Acquisition of noncontrolling interest by issuance of common stock	$—	$1,573

Supplemental Cash Flows Information
Income taxes paid	$—	$17

Note 15. Comprehensive Loss

Accumulated other comprehensive income, as reflected in the condensed consolidated balance sheets, consists solely of cumulative foreign currency translation adjustments. Reconciliation of comprehensive loss (net of taxes) for the three and the six months ended June 30, 2009 and 2008 are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Loss	$(58,544)	$(68,884)	$(108,007)	$(171,834)
Foreign currency translation adjustment	(142)	—	(131)	—

Net Comprehensive Loss	(58,686)	(68,884)	(108,138)	(171,834)

Less : Comprehensive loss attributable to noncontrolling interest	5,941	2,169	10,871	10,545

Net Comprehensive loss attributable to TerreStar Corporation	$(52,745)	$(66,715)	$(97,267)	$(161,289)

Note 16. Subsequent Events

We evaluated all events or transactions that occurred after the unaudited condensed consolidated balance sheet date of June 30, 2009 through August 7, 2009, the date we issued these financial statements. During this period, we did not have any material subsequent events except as noted below.

On July 1, 2009, we announced the successful launch of TerreStar-1. On July 14, we announced that TerreStar-1 had been successfully placed into its assigned orbital slot in the geosynchronous arc and had successfully deployed its 18 meter 2GHz S-band reflectors. On July 20, 2009, we announced the successful completion of an end-to-end phone call over TerreStar-1 completed between two of TerreStar Network’s quad-band GSM and tri-band WCDMA/HSPA smart phones with integrated satellite-terrestrial voice and data capabilities. We have also certified completion of our final FCC milestones and notified Industry Canada (“IC”) of completion of its final milestone. In-orbit testing of TerreStar-1 continues and will be followed by ground networks and systems testing.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our primary business is TerreStar Networks, a Reston, VA based provider of advanced mobile communications services for the North American market.

As of June 30, 2009, we have two wholly-owned subsidiaries, MVH Holdings Inc. and Motient Holdings Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively.

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

By offering mobile satellite service (“MSS”) using frequencies in the 2GHz band, which are part of what is often known as the “S-band”, in conjunction with ancillary terrestrial components (“ATC”), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network will allow a user to utilize a mobile device that will communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. Through TerreStar Networks, we launched our first satellite, TerreStar-1, on July 1, 2009. Once testing is completed, TerreStar-1, with an antenna approximately sixty feet across, will be able to communicate with conventionally sized wireless devices currently being developed by our vendors. On July 20, 2009, TerreStar Networks announced that it had completed an end-to-end test phone call over TerreStar-1 between two of TerreStar Network’s quad-band GSM and tri-band WCDMA/HSPA smartphones with integrated satellite-terrestrial voice and data capabilities. In-orbit testing of TerreStar-1 continues and will be followed by ground networks and systems testing.

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

Pursuant to the Transfer Agreements, on July 1, 2009, title to TerreStar-1 was transferred from TerreStar Networks to TerreStar Canada.

TerreStar Global

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in proportion to their holdings, the majority of which came from TerreStar Corporation. As of June 30, 2009, TerreStar Corporation owned approximately 86% of the outstanding shares of TerreStar Global.

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

On May 13, 2009, the European Commission issued a decision denying TerreStar Europe’s application regarding 2GHz MSS S-band spectrum authorizations.

On May 25, 2009, TerreStar Europe has brought an action against the European Commission before the Court of First Instance in Luxembourg, seeking an annulment of the May 13, 2009 decision selecting two operators of pan-European mobile satellite services. There can be no assurance that TerreStar Europe will be awarded an authorization.

Current Year’s Developments

Satellite

On July 1, 2009, Arianespace, TerreStar-1’s launch provider, successfully launched TerreStar-1. On July 14, 2009, we announced that TerreStar-1 had reached its assigned orbital slot and its 18 meter S-band reflector had successfully deployed. On July 20, TerreStar Networks announced that it had completed a call over the satellite and filed certifications of completion of the final FCC and IC milestones. In-orbit testing of TerreStar-1 continues and will be followed by ground networks and systems testing.

Entry into Material Definitive Agreements

As previously reported, TerreStar Networks has entered into an agreement with Hughes Network Systems, LLC (“Hughes”) with respect to a satellite base subsystem (“S-BSS”) based on the GMR1-3G technology (the “Hughes S-BSS Agreement”) and a technology development agreement with Qualcomm Incorporated (“Qualcomm”) for the development of the GMSA satellite air-interface to be included in certain of its device chipsets based on Qualcomm’s EV-DO standard.

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

Both the Infineon Agreement and the GMR1-3G Software Components Agreement contain provisions for the recovery of certain contract costs through royalties and discounts, such that more than half of the costs to be incurred by TerreStar Networks may be subject to later reimbursement.

Results of Operations—Consolidated

Three and Six Months Ended June 30, 2009 and 2008

Operating Expenses:

	Three Months Ended June 30,
	2009	2008	Change	% Change
	(in thousands)
General and administrative	$13,069	$29,955	$(16,886)	(56.4)%
Research and development	22,896	21,706	1,190	5.5%
Depreciation and amortization	5,967	5,619	348	6.2%

Total operating expenses	$41,932	$57,280	$(15,348)	(26.8)%

	Six Months Ended June 30,
	2009	2008	Change	% Change
	(in thousands)
General and administrative (1)	$29,690	$61,553	$(31,863)	(51.8)%
Research and development	36,478	51,848	(15,370)	(29.6)%
Depreciation and amortization	11,716	11,073	643	5.8%

Total operating expenses	$77,884	$124,474	$(46,590)	(37.4)%

(1)	For the six months ended June 30, 2009 and 2008, general and administrative expense includes approximately $4.3 million and $1.2 million, respectively, of stock-based compensation expenses.

General and administrative:

Our general and administrative expenses decreased by $16.9 million or 56.4% for the three months ended June 30, 2009 as compared to the same period in 2008. The change in the expenses for the three months ended June 30, 2009 are primarily attributed to a decrease of $4.8 million in salaries and benefits resulting from 2008 cost reduction initiative, partially offset by an increase of $1.6 million in stock-based compensation, a decrease of $2.7 million in consulting expense and a decrease of $9.6 million in lab and network costs.

Our general and administrative expenses decreased by $31.9 million or 51.8% for the six months ended June 30, 2009 compared to the same period in 2008. The change in the expenses for the six months ended June 30, 2009 are primarily attributed to a decrease of $9.7 million in salaries and benefits, a decrease of $9.5 million in consultant costs, and a decrease of $13.9 million in lab and network costs, offset partially by an increase of $0.9 million in legal expenses.

Research and development costs:

Research and development costs increased by $1.2 million or 5.5% for the three months ended June 30, 2009 compared to the same period in 2008. The increase is primarily related to a $2.0 million increase in the expense related to handset development, partially offset by a $0.5 million decrease in the satellite related research and development expenses.

Research and development costs decreased by $15.4 million or 29.6% for the six months ended June 30, 2009 compared to the same period in 2008. The decrease is attributed to a $9.8 million decrease related to handset development expense and a $3.4 million reduction in the satellite related research and development expenses.

Depreciation and amortization:

Depreciation and amortization increased by $0.3 million and $0.6 million or 6.2 % and 5.8%, respectively, for the three and six months ended June 30, 2009 as compared to the same periods in 2008. Depreciation expense increased due to additions for lab and office equipment.

Other Expenses and Income:

	Three Months Ended June 30,
	2009	2008	Change	% Change
	(in thousands)
Interest expense	$(15,853)	$(13,013)	$(2,840)	21.8%
Interest income	48	1,146	(1,098)	(95.8)%
Other income	194	263	(69)	(26.2)%

	Six Months Ended June 30,
	2009	2008	Change	% Change
	(in thousands)
Interest expense	$(29,892)	$(23,372)	$(6,520)	27.9%
Interest income	182	2,278	(2,096)	(92.0)%
Other income	588	354	234	66.1%
Loss on investment in SkyTerra	—	(27,374)	27,374	NM

NM: Not Meaningful

Interest expense:

Interest expense increased by $2.8 million or 21.8% for the three months ended June 30, 2009 and by $6.5 million or 27.9% for the six months ended June 30, 2009 compared to the same period in 2008. This is primarily due to interest on additional TerreStar Notes and Exchangeable Notes.

Interest income:

Interest income decreased by $1.1 million and $2.1 million, or 95.8% and 92.0%, respectively, for the three and six months ended June 30, 2009 as compared to the same periods in 2008. The decreases primarily relate to lower interest rates and decreasing investment balances during 2009.

Loss	on investment in SkyTerra:

In February 2008, we sold 14.4 million SkyTerra shares, and as a result, we recognized a loss of $27.4 million for the six months ended June 30, 2008.

Going Concern, Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Cash on hand at June 30, 2009 was $112.3 million, including restricted cash. Additionally, approximately $66.7 million remains available under the TerreStar-2 Purchase Money Credit Agreement which is expected to provide sufficient funding to complete the construction of the second satellite, TerreStar-2. We incurred net losses of $112.1 million for the six months ended June 30, 2009, and had an accumulated deficit of $1.2 billion as of June 30, 2009. We expect to continue incurring losses for the foreseeable future. Based on the current plans, we estimate that the outstanding cash and cash equivalents as of June 30, 2009 will not be sufficient to cover the projected funding needs for all of 2010.

Our principal liquidity needs are to meet working capital requirements, operating expenses, and capital expenditure, debt and preferred stock obligations. Our short-term liquidity needs are driven by the satellite system contracts, the development of terrestrial infrastructure and networks, the design and development of the handset and chipset, and ongoing operating expenses. As of June 30, 2009, we had contractual obligations of $108.7 million due within one year, consisting of approximately $78.9 million related to the satellite system, $25.2 million related to the handset, chipset, and terrestrial network, and $4.6 million for operating leases. In addition, TerreStar Europe, a TerreStar Global subsidiary, is seeking an award of S-band spectrum in Europe. If TerreStar Europe is awarded this spectrum, we will need additional funding for TerreStar Global for satellite construction and terrestrial ground network development. We have a redemption obligation towards Series A and Series B Preferred stock of $429.9 million including dividends which, if not converted into shares of our common stock, will be due on April 15, 2010.

We will need to secure additional funding by early 2010 in order to complete the construction, deployment, and rollout of the planned network, redemption of preferred stock and to continue operations. We intend to fund the long-term liquidity needs related to operations and ongoing network deployment through debt financing and restructuring, equity financings or a combination of these potential sources of liquidity. While we believe that these sources may provide sufficient funding to meet the foreseeable future liquidity and capital obligations, the ability to fund these needs will depend on our future performance, which is subject in part to the execution of post satellite launch activities, general economic, financial, regulatory and other factors that are beyond our control, including trends in the industry and technology developments. Also we may not be able to obtain this additional financing on acceptable terms or at all. Please see “Forward-Looking Statements” above and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Summary of Cash Flows:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash used in Operating Activities	$(55,778)	$(108,078)
Net cash (used in) provided by Investing Activities	(67,955)	14,670
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	—	195,732
Proceeds from TerreStar-2 Purchase Money Credit Agreement	150	33,175
Dividends paid on Series A Convertible Preferred Stock	(2,362)	(2,363)
Payments for capital lease obligations	(33)	(28)
Debt issuance costs and other charges	—	(947)

Net cash (used in) provided by Financing Activities	(2,245)	225,569

Net (decrease) increase in cash and cash equivalents	(125,978)	132,161
Cash and Cash Equivalents, beginning of period	236,820	89,134

Cash and Cash Equivalents, end of period	$110,842	$221,295

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2009 was $55.8 million as compared to net cash used in operating activities for the six months ended June 30, 2008 of $108.1 million. The decrease of $52.3 million is primarily attributable to a decrease in operating losses offset by the loss on investment in SkyTerra that occurred in 2008.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $68.0 million as compared to net cash provided by investing activities for the six months ended June 30, 2008 of $14.7 million. The decrease of $82.7 million was primarily attributable to the proceeds of $76.4 million from the sale of SkyTerra shares received in 2008 and an increase of $6.3 million in payments for capital expenditures including satellite construction.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2009 was $2.2 million as compared to net cash provided by financing activities for the six months ended June 30, 2008 of $225.6 million. The decrease of $227.8 million was primarily attributable to a decrease in debt proceeds in the amount of $228.7 million which is offset by a reduction in debt issuance costs of approximately $0.9 million.

Debt Obligations

On February 11, 2009, we borrowed an additional $0.2 million under the TerreStar-2 Purchase Money Credit Agreement.

Contractual Cash Obligations

As of June 30, 2009, TerreStar has preferred stock obligations for its Series A and Series B preferred stock. If not converted, the entire Series A and Series B Preferred stock amount of $408.5 million will be due on April 15, 2010. Dividend payments on the Series A and Series B are due semi-annually in April and October, payable in cash (at a 5.25% annual interest rate) or in common stock (at a 6.25% annual interest rate) through April 15, 2010. Additionally, we have the following contractual commitments and debt obligations as of June 30, 2009:

(in thousands)	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
TerreStar Satellites(1)	$170,713	$78,903	$31,790	$6,491	$53,529
Leases	11,197	4,589	6,544	64	—
Network Equipment and Operational Services	406,567	25,192	381,375	—	—
Preferred Stock Obligations(2)	429,946	429,946	—	—	—
Debt Obligations(3)	1,816,289	—	372,112	1,444,177	—

Total	$2,834,712	$538,630	$791,821	$1,450,732	$53,529

(1)	Includes approximately $55.1 million of orbital incentive payments for TerreStar-1 if the satellite operates properly over its expected life. Additionally, includes approximately $66 million remaining of construction payments and approximately $48.4 million of orbital incentives for TerreStar-2.
(2)	Includes redemption obligation for Series A and Series B preferred stock of $408.5 million due on April 15, 2010, if not converted into shares of our common stock.
(3)	Debt Obligations are composed of $550 million TerreStar Notes due 2014, the $150 million TerreStar Exchangeable Notes due 2014, and current borrowing under the TerreStar-2 Purchase Money Credit Agreement due 2013 for TerreStar-2, plus accrued interest.

Off-Balance Sheet Financing

As of June 30, 2009, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

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

As of June 30, 2009, we do not have exposure to market risk associated with activities in derivative financial instruments or derivative commodity instruments. Currently, we invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.

Interest Rate Risk

We do not have a cash flow exposure to changing interest rates on its 15% Senior Secured PIK Notes, 6.5% Exchangeable Notes and 14% TerreStar-2 Purchase Money Credit Agreement because the interest rate for these securities is fixed.

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

Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and as previously disclosed in our Annual Report on Form 10-K we have concluded that as of December 31, 2008, internal control over financial reporting was not effective. The remediation plans previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and summarized below, have not been fully implemented as of June 30, 2009. Accordingly, the internal control over financial reporting continues to be ineffective as of June 30, 2009.

Remediation Efforts to Address Material Weakness

We are in the process of implementing remediation plans to address our material weakness. Management has identified the following remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by (a) providing appropriate training and guidelines to ensure personnel understand how to perform an effective review, and (b) assessing the technical accounting capabilities of existing personnel to ensure the appropriate complement of knowledge, skills, and training are available.

Changes in Internal Controls over Financial Reporting

Remediation actions taken by the management include:

•	Strengthened finance department with key staff additions and replacements during 2009;

•	Implemented a monthly formal close process;

•	Improved procedures to ensure accurate financial reporting;

•	Improved the accounts payable process to ensure timely and accurate recordation of vendor transactions;

•	Established an environment of open communications;

•	Enhanced the monthly review process to ensure appropriate segregation of duties within the SAP system;

•	Required finance staff to participate in continuing professional education.

The management will continue to remediate fully the material weakness and is continuing to assess the accounting capabilities of existing personnel and implement the remediation plans.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended June 30, 2009 fairly present in all material respects the financial condition and results of operations for us in conformity with GAAP.

Other than as described above, there have been no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in
Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, please refer to Note 12 to the condensed consolidated financial statements contained in this quarterly report. There have been no material developments during the quarter ended June 30, 2009 in the legal proceedings described in Note 12 to the condensed consolidated financial statements.

Item 1A.	Risk Factors

During the six months ended June 30, 2009, there were no material changes in risk factors except as noted in Item 1A “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
10.1*	Statement of Work dated April 6, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

10.2*	Statement of Work dated April 15, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc.

31.1†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of President (principal executive officer).

31.2†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Chief Accounting Officer (principal financial officer).

32†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of President, (principal executive officer) and Chief Accounting Officer (principal financial officer).

†	Filed herewith.
*	Filed herewith and pursuant to a confidential treatment request for certain portions of this document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRESTAR CORPORATION
(Registrant)

/s/ JEFFREY W. EPSTEIN
Jeffrey W. Epstein
President
(Principal Executive Officer)

/s/ VINCENT LOIACONO
Vincent Loiacono
Chief Accounting Officer
(Principal Financial Officer)

Dated: August 7, 2009