Form 10-Q
period 2009-09-30
TERRESTAR CORP
filed 2009-11-09
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock outstanding at November 3, 2009: 139,677,535

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

TERRESTAR CORPORATION

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2009 and 2008

(in thousands, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating expenses:

General and administrative	$17,622	$15,776	$47,312	$77,329
Research and development	15,559	10,409	52,037	62,257
Depreciation and amortization	6,145	5,691	17,861	16,764

Total operating expenses	39,326	31,876	117,210	156,350

Loss from operations	(39,326)	(31,876)	(117,210)	(156,350)

Other income (expense):
Interest expense	(17,613)	(12,359)	(47,505)	(35,731)
Interest income	29	871	211	3,149
Other income	196	264	784	618
Loss on investment in SkyTerra	—	(98,828)	—	(126,202)
Decrease in dividend liability	—	77,708	—	77,708

Loss before income taxes	(56,714)	(64,220)	(163,720)	(236,808)

Income tax (provision) benefit	(765)	—	(1,766)	754

Net loss	(57,479)	(64,220)	(165,486)	(236,054)

Less:
Net loss attributable to the noncontrolling interest in TerreStar Networks	5,391	—	16,058	10,545
Net loss attributable to the noncontrolling interest in TerreStar Global	69	—	254	—

Net loss attributable to TerreStar Corporation	(52,019)	(64,220)	(149,174)	(225,509)

Less:
Dividends on Series A and Series B convertible preferred stock	(6,423)	(5,856)	(19,091)	(17,440)
Accretion of issuance costs associated with Series A and Series B convertible preferred stock	(1,143)	(1,143)	(3,399)	(3,409)

Net loss available to Common Stockholders	$(59,585)	$(71,219)	$(171,664)	$(246,358)

Basic & Diluted Loss Per Share	$(0.43)	$(0.59)	$(1.30)	$(2.40)

Basic and Diluted Weighted-Average Common Shares Outstanding	137,154	121,051	131,024	102,522

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Balance Sheets

As of September 30, 2009 and December 31, 2008

(in thousands)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,337	$236,820
Deferred issuance costs	4,485	6,575
Income tax receivable	—	1,477
Prepaid and other current assets	4,148	3,594

Total current assets	80,970	248,466

Property and equipment, net	900,645	716,602
Intangible assets, net	345,809	359,013
Restricted cash	470	1,404
Deferred issuance costs	6,859	9,692
Other assets	6,000	6,000

Total assets	$1,340,753	$1,341,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21,970	$17,375
Deferred rent and other current liabilities	1,678	1,517
Accrued satellite performance incentives	18,628	—
Series A and Series B convertible preferred stock dividends payable	11,245	4,468

Total current liabilities	53,521	23,360

Deferred rent and other long-term liabilities	1,870	3,175
Accrued satellite performance incentives, net of current portion	8,160	—
Deferred tax liabilities	14,805	13,039
TerreStar notes including contingent interest derivative and accrued interest, thereon (net of discount as of September 30, 2009 of $45,333 and as of December 31, 2008 of $43,625)	765,115	671,884
TerreStar exchangeable notes and accrued interest, thereon (net of discount as of September 30, 2009 of $92,820 and as of December 31, 2008 of $95,954)	74,194	63,176
TerreStar-2 purchase money credit agreement and accrued interest, thereon	65,283	36,755

Total liabilities	982,948	811,389

Commitments and Contingencies

Series A convertible preferred stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at September 30, 2009 and December 31, 2008)	90,000	90,000
Series B convertible preferred stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at September 30, 2009 and December 31, 2008)	318,500	318,500

STOCKHOLDERS’ EQUITY:
TerreStar Corporation stockholders’ equity:
Series C preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at September 30, 2009 and December 31, 2008)	—	—
Series D preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at September 30, 2009 and December 31, 2008)	—	—
Series E junior convertible preferred stock ($0.01 par value, 1,900,000 shares authorized and 1,200,000 shares issued and outstanding at September 30, 2009 and December 31, 2008)	12	12
Common stock; voting (par value $0.01; 240,000,000 shares authorized, 143,628,737 and 125,869,540 shares issued, 139,677,535 and 121,918,338 shares outstanding at September 30, 2009 and December 31, 2008, respectively)	1,436	1,259
Additional paid-in capital	1,239,445	1,220,161
Common stock purchase warrants	51,149	55,809
Treasury Stock (3,951,202 common shares held in treasury stock at September 30, 2009 and December 31, 2008)	(73,877)	(73,877)
Accumulated other comprehensive income (loss)	479	(70)
Accumulated deficit	(1,253,670)	(1,082,006)

Total TerreStar Corporation stockholders’ (deficit) equity	(35,026)	121,288

Noncontrolling interest in TerreStar Networks	(15,436)	—
Noncontrolling interest in TerreStar Global	(233)	—

Total stockholders’ (deficit) equity	(50,695)	121,288

Total liabilities and stockholders’ equity	$1,340,753	$1,341,177

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,486)	$(236,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,861	16,764
Loss on Investments in SkyTerra	—	126,202
Amortization of deferred issuance costs	2,949	1,838
Stock-based compensation	5,420	6,472
Deferred income taxes	1,766	—
Decrease in dividend liability	—	(77,708)
Changes in assets and liabilities:
Income tax receivable	1,477	—
Prepaid and other current assets	(858)	4,349
Accounts payable and accrued expenses	4,982	(11,235)
Other assets	—	817
Accrued interest	44,545	33,710
Deferred rent and other liabilities	(1,093)	2,217
Adjustment related to discontinued operating activities	—	(10)

Net cash used in operating activities	(88,437)	(132,638)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from the sale of SkyTerra stock	—	199,105
Decrease (increase) in restricted cash	738	(61)
Additions to intangible assets	(188)	(3,284)
Additions to property and equipment	(98,795)	(86,652)
Net cash provided by discontinued investing activities	196	2,009

Net cash (used in) provided by investing activities	(98,049)	111,117

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of TerreStar notes and TerreStar exchangeable Notes	—	195,732
Proceeds from TerreStar-2 purchase money credit agreement	24,350	33,175
Payments for capital lease obligations	(51)	(43)
Dividends paid on Series A convertible preferred stock	(2,362)	(2,363)
Debt issuance costs and other charges	—	(1,037)

Net cash provided by financing activities	21,937	225,464

Foreign exchange effect on cash and cash equivalents	66	(23)

Net (decrease) increase in cash and cash equivalents	(164,483)	203,920
CASH AND CASH EQUIVALENTS, beginning of period	236,820	89,134

CASH AND CASH EQUIVALENTS, end of period	$72,337	$293,054

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

TerreStar Networks, in cooperation with its current Canadian partner, 4491165 Canada Inc, a majority-owned subsidiary of Trio 2 General Partnership (Trio), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using integrated satellite-terrestrial smartphones. This system build out will be based on an integrated satellite and ground-based technology intended to provide communication service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure. We intend to provide multiple communications applications, including voice, data and video services.

In July 2009, Trio through 4491165 Canada Inc., a then wholly-owned subsidiary of Trio, completed its acquisition of a 66  2/3% voting equity stake in TerreStar Canada Holdings previously held by 4371585 Canada Inc., a wholly-owned subsidiary of BCE Inc., (a Canadian corporation). We retain our existing 33 1/3% voting equity ownership in TerreStar Canada Holdings.

On July 1, 2009, we successfully launched our first satellite “TerreStar-1”and placed it into its assigned orbital slot in the geosynchronous arc, marking a significant milestone in offering the mobile satellite service (MSS) using frequencies in the 2GHz band. When our MSS service is offered in conjunction with ancillary terrestrial component (ATC) service, we will provide an integrated satellite and terrestrial wireless communications network. The network will also allow a user to utilize a mobile device that can communicate with a traditional land-based wireless network when in range of that network, but communicate with a TerreStar satellite when not in range of such a land-based network or when such network is unavailable.

On July 20, 2009, we successfully completed an end-to-end phone call over TerreStar-1 using our integrated satellite/terrestrial smartphones. This call not only demonstrated the functionality of our network and handsets, but also enabled us to certify compliance with our final Federal Communications Commission (FCC) milestone and enabled TerreStar Canada to comply with Industry Canada’s final milestone.

In August 2009, we successfully completed the in-orbit testing (IOT) of TerreStar-1, including the performance of the satellite’s 18 meter 2 GHz S-band reflectors. We are currently performing the Ground Based Beam Forming (GBBF) testing, which upon successful completion will allow TerreStar-1 to deploy over 500 spot beams to maximize power and capacity.

On September 17, 2009, we entered into a Spectrum Manager Lease Agreement with One Dot Four Corp., an affiliate of Harbinger Capital Partners Master Fund I, Ltd. Pursuant to this agreement, One Dot Four Corp. is leasing the rights to use certain 1.4GHz terrestrial spectrum pursuant to licenses we hold from the FCC. The lease has an initial term through April 23, 2017, renewable, at the lessee’s option, for two additional terms of ten years each, subject to FCC renewal of the licenses and no earlier termination. The lease payments due from the lessee are initially $1 million per month and will increase to $2 million per month no later than eight months after lease commencement and could increase to $2 million per month earlier depending upon the satisfaction of certain conditions. Subject to certain conditions, the lessee has an option, but not the obligation, to purchase the licenses, subject to the approval of our Board and other necessary consents. The lessee also has a right of first refusal to match the price (less credit for certain amounts paid under the Spectrum Manager Lease Agreement) in any potential transfer of the licenses to a third party.

On September 25, 2009, TerreStar Networks entered into a Mobile Satellite Services and Support Agreement with AT&T Mobility II, LLC (“AT&T). Pursuant to this agreement, AT&T will offer certain TerreStar satellite communications services to government and enterprise customers.

Our ability to offer MSS/ATC services depends on TerreStar Networks’ ability to receive certain regulatory authorizations allowing it to provide MSS/ATC in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, in order to provide ATC in the United States and Canada we must file applications separately from our satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009, we had three wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., and TerreStar Holdings Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively.

TerreStar Canada Holdings owns 80% of the voting equity of TerreStar Canada, which in turn holds the Industry Canada approvals needed to launch and operate TerreStar-1 for the purposes of providing mobile satellite services in Canada. We maintain our existing 20% holding of the voting equity of TerreStar Canada. TerreStar Canada holds legal title to TerreStar-1 and under the terms of an amended and restated Indefeasible Right of Use Agreement dated August 11, 2009 between TerreStar Networks and TerreStar Canada, TerreStar Networks has been granted a right to use capacity on the TerreStar-1 satellite.

Going Concern, Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of September 30, 2009, cash on hand, including restricted cash of $0.5 million, was $72.8 million. Additionally, approximately $42.5 million remains available under the TerreStar-2 Purchase Money Credit Agreement which is expected to provide sufficient funding to complete the construction of the second satellite, TerreStar-2. We incurred net losses of $171.7 million for the nine months ended September 30, 2009, and had an accumulated deficit of $1.3 billion as of September 30, 2009. We expect to continue incurring losses for the foreseeable future. Based on the current plans, we estimate that the outstanding cash and cash equivalents and available borrowing capacity as of September 30, 2009 will not be sufficient to cover the projected funding needs for all of 2010.

Our principal liquidity needs are to meet working capital requirements, operating expenses, and capital expenditure, debt and preferred stock redemption obligations. Our short-term liquidity needs are driven by the satellite system contracts, the development of terrestrial infrastructure and networks, the design and development of the handset and chipset, redemption obligation of our Series A and B Preferred Stock and ongoing operating expenses. In addition, TerreStar Europe is seeking an award of S-band spectrum in Europe. If TerreStar Europe is awarded this spectrum, we will need additional funding for TerreStar Global for satellite construction and terrestrial ground network development. We have a redemption obligation towards Series A and Series B Preferred stock of $408.5 million in principal, which, if not converted into shares of our common stock, will be due on April 15, 2010. See Note 18 for subsequent events concerning our preferred stock.

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

The condensed consolidated financial statements do not give effect to any adjustments to record amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize the assets and discharge liabilities in other than the normal course of business and at amounts different from those reflected in the condensed consolidated financial statements.

Note 2. Principles of Consolidation, Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for preparation of interim financial statements. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the financial position, results of our operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. All references to the September 30, 2009 and 2008 or to the three or nine months ended September 30, 2009 and 2008 in the notes to the condensed consolidated financial statements are unaudited.

In June 2009, the Financial Accounting Standards Board (FASB), established the Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on our condensed consolidated financial statements.

During the third quarter of 2009, we identified and recorded adjustments to recognize a contingent interest derivative on the TerreStar Notes that related to prior periods. The cumulative effect of this adjustment was recorded in the three months ended September 30, 2009. The adjustment increased interest expense by $2.5 million and $4.4 million for the three and nine months ended September 30, 2009. The adjustment also resulted in an increase of assets under construction of $2.6 million and an increase in the TerreStar notes by $4.5 million as of September 30, 2009. We believe that the impact of this adjustment was not material to the consolidated financial statements for any prior interim or annual period, nor was the adjustment material to the third quarter of 2009 or the expected results for fiscal year 2009 and accordingly, retroactive adjustment to previously issued financial statements is unnecessary.

The condensed consolidated financial statements include our majority-owned subsidiaries and TerreStar Canada, a variable interest entity (VIE). All material intercompany balances and transactions are eliminated upon consolidation. Investments in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Variable Interest Entities

We consider TerreStar Canada a variable interest entity under the FASB’s authoritative guidance for VIE. We determine TerreStar to be the primary beneficiary of TerreStar Canada based on our historical and contractual obligation to fund the operations of TerreStar Canada and accordingly include TerreStar Canada in the condensed consolidated financial statements.

Our current direct financial exposure to loss includes the historical investment in TerreStar. TerreStar Canada had assets and liabilities of $1.8 million and $6.2 million, respectively, as of September 30, 2009 and $0.2 million and $2.2 million, respectively, as of December 31, 2008. TerreStar’s potential loss as of September 30, 2009, including its equity investments, would be $4.6 million. The nature and amount of restricted assets as of September 30, 2009 was not material.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Use of Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include the valuation of investments, derivatives, warrants, stock-based compensation, income taxes, long-lived assets, intangible assets and legal contingencies.

Concentrations of Risk

Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash and short-term investments. We periodically invest funds in overnight and temporary short-term investments such as commercial paper, time deposits, certificates of deposit, banker acceptances and United States Treasury money market funds with highly rated financial institutions. At September 30, 2009, we had approximately $71.8 million of cash and cash equivalents, excluding restricted cash, in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses on these cash balances in excess of the insured limits.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, such as cash and cash equivalents, restricted cash, investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities. For financial instruments such as our notes, exchangeable notes and related long-term debt, whose carrying value differs from the fair value. See Note 15 for additional details.

Research and Development Costs

All costs of research and development activities are expensed when incurred. Research and development activities consist of costs related to the development of our integrated satellite and terrestrial communications network, salaries, wages and other related direct costs of personnel engaged in research and development activities and the costs of externally procured intangible assets specifically identified for use in research and development activities and have no alternative future use.

Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share reflects the conversion of obligations and the assumed exercises of securities computed using the if-converted method including the effects of shares issuable under our equity plans computed using the treasury method, if dilutive. We considered certain unvested restricted stock which has non-forfeitable dividend rights as participating securities for the purpose of calculating basic loss per share. See Note 11 for the calculation of loss per share.

Recently Issued Accounting Pronouncements

On January 1, 2009 we adopted authoritative guidance on fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of new guidance did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted the FASB update which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The adoption of the new guidance did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted the FASB accounting standard update which provided guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This update applies

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possesses derivative characteristics and provides a two-step approach to assist in making these determinations. The adoption of this guidance did not have any impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted the FASB accounting standard update which addresses whether unvested instruments granted in share-based payment transactions that contain non forfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under the FASB authoritative guidance. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. The first update provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update requires disclosure about fair value of financial instruments for interim reporting periods as well as in the annual financial statements. The adoption of these accounting updates did not have any impact on our condensed consolidated financial statements.

Effective April 1, 2009, we adopted a new accounting standard issued by the FASB for subsequent events which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the new accounting standard did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued an accounting standard which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and to continuously assess whether they must consolidate VIE’s. This standard is effective for us beginning January 1, 2010. We are currently evaluating the impact, if any, of this standard on our condensed consolidated financial statements.

In August 2009, the FASB issued an accounting standards update which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, the entity is required to measure fair value using the valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets and/or a valuation technique that is consistent with the principles of fair value guidance under the FASB Accounting Standards Codification. The update also clarifies that when estimating the fair value of a liability, the entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This update is applicable for us effective October 1, 2009. We are currently assessing the impact, if any, of the update, on our condensed consolidated financial statements.

In October 2009, the FASB issued an accounting guidance update related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the consideration under the arrangement is allocated across the individual deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the impact, if any, on our condensed consolidated financial statements.

Note 3. Property and Equipment

The components of property and equipment as of September 30, 2009 and December 31, 2008 are presented in the table below.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands)
Assets Under Construction
TerreStar-1	$472,703	$398,775
Satellite construction in progress	226,426	177,816
Terrestrial network under construction	181,500	123,695

	880,629	700,286

Assets In Service
Network equipment	2,430	2,420
Lab equipment	18,967	11,401
Office equipment	7,143	6,549
Leasehold improvements	2,963	2,963

	31,503	23,333
Less accumulated depreciation	(11,487)	(7,017)

Property and equipment, net	$900,645	$716,602

We capitalized $24.5 million and $16.7 million and $62.7 million and $45.4 million of interest expense related to assets under construction for the three and nine months ended September 30, 2009 and 2008, respectively.

Depreciation expense was $1.7 million and $4.5 million and $1.2 million and $3.4 million for the three and nine months ended September 30, 2009 and 2008, respectively.

Note 4. Accrued Orbital Performance Incentives

Our contract with the TerreStar-1 manufacturer requires us to make future in-orbit performance incentive payments over the design life of TerreStar-1 effective upon our acceptance of TerreStar-1 on August 31, 2009. These satellite performance incentives are payable in future periods ranging from one to fifteen years dependent on the continued satisfactory performance of the satellite. We recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. As of September 30, 2009, we accrued $26.8 million relating to satellite performance incentives, of which $18.6 million and $8.2 has been classified as current and non-current, respectively.

Note 5. Intangible Assets

The components of intangible assets as of September 30, 2009 and December 31, 2008 are presented in the table below.

	September 30, 2009	December 31, 2008
	(In thousands)
Indefinite lived intangibles
1.4GHz spectrum license	$156,520	$156,520

Definite lived intangibles
2GHz spectrum licenses	209,302	209,143
Intellectual property	36,935	36,907

	246,237	246,050
Less accumulated amortization	(56,948)	(43,557)

Intangible assets, net	$345,809	$359,013

Amortization expense related to definite lived intangibles was $4.5 million and $13.4 million and $4.5 million and $13.3 million for the three and nine months ended September 30, 2009 and 2008, respectively. We do not amortize intangible asset related to 1.4GHz spectrum licenses since it carries an indefinite life and is subject to impairment testing, as required.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Accounts payable	$8,653	$10,886
Accrued consulting and development expenses	9,134	1,855
Accrued compensation and benefits	1,312	2,591
Accrued legal expenses	1,653	861
Accrued operating and other expenses	1,218	1,182

	$21,970	$17,375

Note 7. Long-Term Debt

February 2008 Financing Transactions

On February 7, 2008, TerreStar Corporation and TerreStar Networks entered into a series of separate agreements with EchoStar Corporation, Harbinger and other investors constituting a commitment of $300 million in investments in TerreStar Corporation and TerreStar Networks, with $200 million made available at the close of the transaction and the balance made available to fund the construction of the TerreStar-2 satellite as required.

On February 5, 2008, we entered into a Spectrum Agreement with EchoStar to acquire certain 1.4GHz spectrum licenses in exchange for 30 million shares of common stock.

On February 5, 2008, we entered into a Spectrum Contribution Agreement with Harbinger to assign the rights to certain other 1.4GHz spectrum licenses in exchange for 1.2 million of our Series E Junior Participating Preferred Stock, convertible into 30 million shares of common stock.

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

TerreStar Notes

On February 14, 2007, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured Paid-in-Kind (PIK) Notes due 2014 (the “TerreStar Notes”) pursuant to an Indenture (the “Indenture”), among TerreStar Networks, as issuer, the guarantors from time to time party thereto (the “Guarantors”) and U.S. Bank National Association, as trustee.

On February 5, 2008, TerreStar Corporation and TerreStar Networks entered into a Master Investment Agreement (the “EchoStar Investment Agreement”), with EchoStar Corporation (“EchoStar”). The EchoStar Investment Agreement provided for, among other things, the purchase by EchoStar of $50 million of TerreStar Notes in accordance with the First Supplemental Indenture dated February 7, 2008.

The additional $50 million TerreStar Notes were issued at an issue price of 93%. As part of the accounting related to the $50 million TerreStar Notes and in conjunction with the acquisition of the 1.4GHz spectrum, a debt discount was recorded for approximately $42.5 million dollars. The debt discount is being accreted using the effective interest method over the six year term of the TerreStar Notes. For the three and nine months ended September 30, 2009 and 2008, we accreted approximately $0.4 million and $1.7 million and $0.1 million and $0.2 million, respectively, of debt discount related to the TerreStar Notes.

The TerreStar Notes bear interest from the date of issuance at a rate of 15% per annum. Per the provisions of the TerreStar Notes, additional interest of up to 1.5% per annum may accrue if certain milestones are not met by TerreStar. We are required to account for the potential interest rate adjustments, in accordance with FASB authoritative guidance relating to derivatives. Accordingly, we estimated the value of the contingent interest derivative using a discounted cash flow analysis considering the probability of different scenarios for satisfying the milestone requirements under the terms of the TerreStar Notes, to estimate the interest rate to be incurred, compared to the stated base interest rate of 15.0% per annum. At September 30, 2009 the value of TerreStar Notes includes $4.5 million relating to fair value of the contingent interest derivative.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15 semi-annually, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. As of December 31, 2008, we did not meet certain milestones and the interest rate increased by 1.5% prospectively. For the three and nine months ended September 30, 2009 we accrued interest at the rate of 16.5% per annum on these notes.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $919 million as of September 30, 2009, consisting primarily of satellites under construction, property and equipment, and cash and cash equivalents.

During the nine months ended September 30, 2009, $114.2 million of interest was converted into additional TerreStar Notes in accordance with the Indenture. As of September 30, 2009 and December 31, 2008, the carrying value of the TerreStar Notes, net of discount including the contingent interest derivative and accrued interest, was $765.1 million and $671.9 million, respectively.

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

The TerreStar Exchangeable Notes bear interest from February 7, 2008 at a rate of 6.5 % per annum, payable quarterly. Until and including June 15, 2011, interest on the TerreStar Exchangeable Notes is payable in additional TerreStar Exchangeable Notes quarterly, starting March 15, 2008. Thereafter, interest on the TerreStar Exchangeable Notes will be payable in cash quarterly, starting June 15, 2011. The TerreStar Exchangeable Notes are scheduled to mature on June 15, 2014.

The TerreStar Exchangeable Notes rank senior in right of payment to all existing and future subordinated indebtedness, and pari-passu with all other unsubordinated indebtedness. The TerreStar Exchangeable Notes are guaranteed by subsidiaries of TerreStar Networks.

As part of the accounting related to the TerreStar Exchangeable Notes and in conjunction with the acquisition of the 1.4GHz spectrum, a debt discount was recorded for approximately $100 million dollars. The debt discount is being accreted using the effective interest method over the six year term of the TerreStar Exchangeable Notes. For the three and nine months ended September 30, 2009, we accreted debt discount related to the TerreStar Exchangeable Notes of approximately $1.6 million and $3.1 million, respectively. No accretion was recognized in 2008.

During the nine months ended September 30, 2009, $7.9 million of interest was converted into additional TerreStar Exchangeable Notes in accordance with the Exchangeable Note Indenture. As of September 30, 2009 and December 31, 2008, the carrying value of the TerreStar Exchangeable Notes, net of discount including interest, was $74.2 million and $63.2 million, respectively.

Beneficial Conversion Feature

The effective conversion rate of the TerreStar Exchangeable Notes after considering the discount, as compared to the fair market value of the common stock on the date of commitment, represents an additional beneficial conversion feature.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Thus, we recorded an additional discount to the TerreStar Exchangeable Notes, with a corresponding increase in additional paid-in capital, of $10.9 million. The discount is amortized to interest expense over six years from the date of commitment, the earliest repayment date of the notes.

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

The Credit Agreement contains restrictive covenants customary for credit facilities of this type, including, but not limited to the following: limitations on incurrence of additional indebtedness; a limitation on liens; a limitation on asset sales of collateral, and limitation on transactions with affiliates. The Credit Agreement also contains certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). If any events of default occur and are not cured within the applicable grace periods or waived, the outstanding loans may be accelerated. The financing will be advanced as required and used to fund the completion of the TerreStar-2 Satellite.

As of September 30, 2009 and December 31, 2008, the liability recorded for the Credit Agreement, including accrued interest, was $65.3 million and $36.8 million, respectively.

Leases

As of September 30, 2009, we had non-cancelable leases for office space, co-location sites, calibration earth stations, towers and furniture and equipment under operating leases expiring through 2018.

Rent expense totaled approximately $1.5 million and $4.7 million and $2.0 million and $9.4 million for the three and nine months ended September 30, 2009 and 2008, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreements. We recorded $0.2 million sublease income for the nine months ended September 30, 2009 and 2008.

Note 8. Stockholders’ Equity

Preferred Stock

As of September 30, 2009, we had 5.0 million authorized shares of preferred stock, consisting of 0.45 million Series A preferred shares, 0.5 million Series B preferred shares, 1 Series C preferred share, 1 Series D preferred share, 1.9 million Series E preferred shares and approximately 2.1 million shares undesignated. See Note 18 for subsequent events concerning our preferred stock.

Series A and B Preferred Stock

We account for the Series A and Series B Redeemable Convertible Preferred Stock (“Series A and B Preferred”) per FASB authoritative guidance which requires us to report and classify them as temporary equity. Dividends on Series A and B Preferred are due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to the ongoing litigation with certain investors. We recorded dividend payments of $6.4 million and $19.1 million for the three and nine months ended September 30, 2009 and $5.9 million and $17.4 million for the three and nine months ended September 30, 2008 towards the Series A and B Preferred Stock. Per the terms of the issuance, on April 15, 2010, we have a redemption obligation of $408.5 million in principal plus unpaid dividends, if the Series A and B Preferred are not converted into shares of our common stock on or before the redemption date.

Series C and D Preferred Stock

On February 7, 2008, we issued one share of non-voting Series C preferred stock, $0.01 par value (“Series C preferred”), to EchoStar and one share of non-voting Series D preferred stock, $0.01 par value (“Series D preferred”), to Harbinger for a purchase price equal to par value of $0.01. Issuance of these shares was exempt from the registration requirements of the Securities Act of 1933.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Common Stock Purchase Warrants

As of September 30, 2009, there were approximately 2.7 million fully vested warrants exercisable for the common stock outstanding.

The following table summarizes the warrant activity as of September 30, 2009:

TerreStar Corporation	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2009	3,238,477	$10.22
Granted	—	—
Canceled	(500,636)	6.01
Exercised	—	—

Outstanding at September 30, 2009	2,737,841	$10.99

Non-Controlling Interests

On January 1, 2009, we adopted the accounting standard issued by the FASB which required reporting for minority interests by recharacterizing them as non-controlling interests and classifying them as a component of equity in the condensed consolidated balance sheet. As required by this standard, the condensed consolidated statements of operations are adjusted to include the net loss attributed to the non-controlling interest and the prior year condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Note 9. Stock-Based Compensation

We account for stock-based compensation based on fair value measured at the grant date and recognize as expense over the service periods. As of September 30, 2009, the total unrecognized stock compensation expense was approximately $4.9 million. The equity-based compensation expense of $5.4 million and $6.5 million for the nine months ended September 30, 2009 and 2008, respectively, is included in the condensed consolidated statements of operations for the awards outstanding under the 2002 TerreStar Networks Stock Incentive Plan (“the “2002 Plan”), the 2006 TerreStar Corporation Equity Incentive Plan (the “2006 Plan”), the 2002 TerreStar Corporation Plan and the TerreStar Global Ltd. 2007 Share Incentive Plan.

2006 TerreStar Corporation Equity Incentive Plan

In April 2006, our stockholders approved the 2006 Plan which was designed to replace both the 2002 Plan and the 2004 Restricted Stock Plan. No additional shares were granted under either the 2002 Plan or the 2004 Restricted Stock Plan. The 2006 Plan initially authorized the issuance of a total of 10 million (and was later amended in October 2007 to increase to 11 million) incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. As of September 30, 2009, approximately 1.2 million shares remain available for issuance under the 2006 Plan.

The fair value of the options granted during the nine months ended September 30, 2009 and 2008 was estimated on the grant date using a Black-Scholes option valuation model based on the following assumptions:

	Nine months ended September 30,
	2009	2008
Expected Volatility (%)	81.3-90.5	55.0-70.0
Expected Dividend yield	None	None
Expected Terms (in years)	6.0	6.0
Risk Free Interest rate (per annum)	2.2%-3.0%	1.6%-3.4%

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following tables summarize the stock option activity for the 2006 Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	8,664,732	$11.69	$—
Granted	1,198,207	1.31	1,178
Forfeited/Expired	(3,076,729)	11.33	—
Exercised	—	—	—

Outstanding at September 30, 2009	6,786,210	$9.44	$1,909

Exercisable at September 30, 2009	4,977,392	$11.42	$268

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2009	1,188,511	$6.41
Granted	1,198,207	0.58
Forfeited/Expired	(33,824)	11.30
Vested	(544,076)	6.24

Non-vested at September 30, 2009	1,808,818	$2.25

As of September 30, 2009, the outstanding and exercisable options under the 2006 Plan disclosed above include 192,505 and 139,000 stock options carried forward and vested under the 2002 Plan and 2002 TerreStar Corporation Plan, respectively. The weighted average contractual remaining life of the stock options under the 2006 Plan as of September 30, 2009 was 7.73 years.

Restricted Stock Awards

During 2009, we issued approximately 1.8 million shares of restricted stock awards to the employees and certain executives of TerreStar Networks under the 2006 Plan. The fair value of restricted stock awards is based on the stock price at the date of grant.

The following table summarizes the restricted stock activity as of September 30, 2009.

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Non-vested at January 1, 2009	901,060	$4.23
Granted	1,814,333	0.71
Cancelled	(55,600)	2.33
Vested	(78,000)	6.70

Non-vested at September 30, 2009	2,581,793	$1.70

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”), TerreStar Global may issue up to an aggregate of 3.8 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers. Under this plan, as of September 30, 2009, there were 1.6 million options outstanding, of which 1.1 million options were exercisable. The weighted average exercise price of options outstanding and exercisable was $0.42. There were no options granted, cancelled or exercised during the nine months ended September 30, 2009 under the Global Plan.

TerreStar Global-Warrants

On July 9, 2007, TerreStar Global issued warrants to its board and former board members. These warrants vested immediately and expire on July 9, 2012, or earlier if fully exercised or otherwise cancelled per the warrant agreement’s terms. Subject to certain limitations, the warrants are freely transferable. There were 553,100 warrants outstanding and exercisable for the nine months ended September 30, 2009 and 2008. The warrants had a $0.42 weighted average exercise price with approximately three years remaining contractual life outstanding as of September 30, 2009.

Note 10. Income Tax Expense

We use the asset and liability method of accounting for income taxes. We recorded income tax expense of $0.8 million and $1.8 million for the three and nine months ended September 30, 2009, respectively, primarily pertaining to deferred tax expense relating to the amortization of certain indefinite-lived intangible assets. We did not record any adjustment to uncertain tax positions during the nine months ended September 30, 2009 and provided a full valuation allowance against our deferred tax assets.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At September 30, 2009, we had no accruable interest or penalties. We have currently no periods under audit by the Internal Revenue Service. The statute of limitation is currently open for consolidated federal tax returns for the years ending December 31, 2004, 2005, 2006, 2007 and 2008. We are not aware of any issues for open years, which upon examination by a taxing authority are expected to have a material adverse effect on the results of operations.

Note 11. Loss per Share

The computation of net loss per share for the three and nine months ended September 30, 2009 and 2008 is shown below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data)	2009	2008	2009	2008
Loss per Share (Basic and Diluted):
Net Loss available to Common Stockholders	$(59,585)	$(71,219)	$(171,664)	$(246,358)
Weighted-Average Common Shares Outstanding	137,154	121,051	131,024	102,522
Basic and Diluted net loss per share	$(0.43)	$(0.59)	$(1.30)	$(2.40)

For the nine months ended September 30, 2009, approximately 72.3 million dilutive shares calculated on an “if converted” basis for the Series A and B Preferred, Series E junior convertible preferred stock and TerreStar Exchangeable Notes were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. Shares issuable under the equity plans and upon exercise of warrants outstanding were also anti-dilutive, since we incurred a net loss from operations for the three and nine months ended September 30, 2009 and 2008.

Note 12. Related Party Transaction

During September 2009, we entered into a Spectrum Manager Lease Agreement with One Dot Four Corp., an affiliate of Harbinger Capital Partners Master Fund I, Ltd., which, along with its affiliates, is a significant investor in the Company, to lease certain 1.4GHz spectrum for use throughout the United States. The initial lease term continues through April 2017, renewable, at lessee’s option, for two additional terms of ten years each, subject to FCC renewal of the licenses and to early termination under various conditions. This transaction had no impact on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Commitments and Contingencies

We have the following material contractual commitments and debt obligations as of September 30, 2009:

(in thousands)	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
TerreStar Satellites(1)	$120,426	$36,742	$47,708	$4,068	$31,908
Leases	10,113	4,203	5,846	64	—
Network Equipment and Operational Services	404,622	27,555	377,067	—	—
Preferred Stock Obligations(2)	419,223	419,223	—	—	—
Debt Obligations(3)	1,821,879	—	534,366	1,287,513	—

Total	$2,776,263	$487,723	$964,987	$1,291,645	$31,908

(1)	Includes commitment towards the TerreStar-2 Satellite relating to approximately $47.8 million of orbital incentives, $42.2 million of satellite construction, $22.2 million of satellite base and beam system contracts, and $8.3 million for storage.
(2)	Includes redemption obligation for Series A and Series B Preferred stock of $408.5 million due on April 15, 2010, if not converted into shares of our common stock.
(3)	Debt Obligations are comprised of $550 million TerreStar Notes due 2014, the $150 million TerreStar Exchangeable Notes due 2014, and current borrowing under the TerreStar-2 Purchase Money Credit Agreement due 2013 for TerreStar-2, plus accrued interest.

Note 14. Legal Matters

Litigation Adverse to Highland Capital Management and James Dondero

Since August 2005, we have been engaged in litigation adverse to Highland Capital Management, L.P. (“Highland Capital”), as well as certain investment funds managed by Highland Capital and James Dondero, who is the principal owner of Highland Capital and one of our former directors (Highland Capital, its investment funds, and Mr. Dondero are referred to collectively as the “Dondero Affiliates”). Seven of the suits were filed by the Dondero Affiliates against us or related parties. Of those seven suits, four have been resolved in our favor (and are not further discussed herein). Of the remaining three lawsuits, the first was dismissed by the trial court, reinstated by the court of appeals, and is currently proceeding before the trial court; the second has been stayed; and the third is in the discovery stage. In addition, we have filed two suits against Mr. Dondero and the Dondero Affiliates. One was dismissed on the defendants’ motion (and is not further discussed herein), and the other is scheduled for trial in May 2010.

The suit filed by the Dondero Affiliates that was reinstated was filed on August 16, 2005 in a Texas state district court in Dallas County, Texas (the “Rescission Litigation”). This suit challenged the validity of our Series A Preferred Stock and sought damages and rescission of the Dondero Affiliates’ $90 million purchase of 90,000 shares of Series A Preferred Stock. On November 30, 2007, the court granted our motion for summary judgment and dismissed the suit. The Dondero Affiliates appealed the dismissal. On March 6, 2009, the Court of Appeals reversed the summary judgment and ordered most of the claims remanded to the trial court. We filed a petition for review with the Supreme Court of Texas, which was denied on September 25, 2009. We believe that these claims are without merit, and we intend vigorously to defend against this suit.

The Dondero Affiliates’ suit that was stayed is in the Commercial Division of the New York Supreme Court. In this suit, the Dondero Affiliates contend that certain transactions, including the September 2005 exchange offer by virtue of which we exchanged our outstanding shares of Series A Preferred Stock for a new class of Series B Preferred Stock, caused the occurrence of the Senior Security Trigger Date, supposedly requiring us to issue a Senior Security Notice, that would entitle the Dondero Affiliates to redeem their Series A Preferred Stock. On October 14, 2008, the court granted our motion to dismiss based on res judicata (due to the Texas trial court’s dismissal of the Rescission Litigation) and denied the plaintiffs’ request for leave to amend their complaint. On May 7, 2009, in light of the Texas Court of Appeals’ March 2009 decision in the Rescission Litigation that reversed, in part, the trial court’s summary judgment, the court granted the Dondero Affiliates’ motion to renew its opposition to our motion to dismiss and reinstated the lawsuit. However, at a June 18, 2009 hearing, the court stayed proceedings in the lawsuit until certain proceedings conclude in the Rescission Litigation in Texas that are related to the claims in this lawsuit. We believe that these claims are without merit, and, if the court revives the lawsuit in the future, we intend vigorously to defend against this suit.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Dondero Affiliates’ suit that is in the discovery stage was filed on December 31, 2008 in the Court of Chancery of the State of Delaware. In this lawsuit, the Dondero Affiliates contend that certain financing transactions entered into by us in February 2008 with Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), EchoStar Corporation (“EchoStar”), and other investors constituted a change in control of TerreStar Corporation under the Series A Preferred Stock’s certificate of designations. The Dondero Affiliates allege that this change of control occurred in at least two ways: (i) they allege that Harbinger acquired control of 58% of TerreStar Corporation’s voting stock; and (ii) they allege that Harbinger and EchoStar constitute a group that together acquired control of more than 50% of TerreStar Corporation’s voting stock. The Dondero Affiliates ask the court to require us to issue a notice of change of control under the Certificate of Designation for the Series A Preferred Stock and redeem such stock for $90 million plus dividends and escrow premiums. In the alternative, they seek unspecified damages. The parties are currently engaged in discovery. We believe that these claims are without merit and intend vigorously to defend against this suit.

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

Sprint Nextel Litigation

On June 25, 2008, Sprint Nextel Corporation (“Sprint”) filed a lawsuit in the United States District Court for the Eastern District of Virginia naming TerreStar Networks as a defendant. New ICO Satellite Services, G.P. was also named as a defendant (together with TerreStar Networks, the “Defendants”). In this lawsuit, Sprint contends that Defendants owe them reimbursement for certain spectrum relocation costs Sprint has incurred or will incur in connection with relocating incumbent licensees from certain frequencies in the 2GHz spectrum band. Sprint seeks, among other things, enforcement of certain Federal Communications Commission orders and reimbursement of not less than $100 million from each Defendant. On our motion, the United States District Court for the Eastern District of Virginia has stayed Sprint’s suit on the ground that primary jurisdiction of the dispute resides in the FCC; the case has been administratively closed. The case remains stayed pending a final decision by the FCC.

Note 15. Fair Value

We adopted the FASB’s accounting standard for fair value measurements as of January 1, 2008 for financial assets and liabilities and for certain non-financial assets and liabilities as of January 1, 2009. The standard establishes three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our financial assets and liabilities measured at fair value on a recurring basis, which are subject to the disclosure requirements under the fair value measurement standard, at September 30, 2009 were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of September 30, 2009
Financial assets :
Restricted cash	$470	—	—	$470
Money market funds	$65,211	—	—	$65,211

Total assets measured at fair value	$65,681	$—	$—	$65,681

Financial liabilities:
Contingent interest derivative	—	—	$4,546	$4,546

Total liabilities measured at fair value	—	—	$4,546	$4,546

The following table represents our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009:

(In thousands)	Contingent Interest Derivative
Balance at December 31, 2008	$—
Recognition of derivative liability (See Note 2)	6,015
Changes in fair value of derivative liability	(1,469)

Balance at September 30, 2009	$4,546

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following are the financial instruments recorded in the condensed consolidated financial statements at carrying value as of the reporting periods presented, for which the fair value was determined based on the authoritative guidance for fair value measurements:

	As of September 30, 2009		As of December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TerreStar Notes including contingent interest derivative and accrued interest, thereon	$765,115	$690,314	$671,884	$333,145
TerreStar Exchangeable Notes and accrued interest, thereon	$74,194	$45,604	$63,176	$30,757
TerreStar-2 Purchase Money Credit Agreement and accrued interest, thereon	$65,283	$53,251	$36,755	$27,537

We determined that there exists no active market for the TerreStar Notes, Exchangeable Notes and debt under the TerreStar-2 Purchase Money Credit Agreement. Thus, under the authoritative guidance, we used Level 2 observable inputs for valuing the Notes, and Level 3 unobservable inputs for determining the fair value of the Exchangeable Notes and TerreStar-2 Purchase Money Credit Agreement using discounted cash flow models. Additional inputs to the valuation model included interest rates currently available for issuance of debt with similar terms, contractual cash payments and principal repayments.

Note 16. Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2009 and 2008 is presented in the table below.

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Non-cash investing and financing activities
Purchase of property, plant and equipment	$1,776	$7,041
Interest capitalized on satellites and terrestrial networks under construction	$62,749	$45,358
Acquisition of intangible assets by issuance of common stock	$—	$273,454
Accretion of issuance costs on Series A and Series B preferred stock	$3,399	$3,409
Paid-in-kind interest	$126,252	$96,070
Stock dividend to Series B preferred shareholders	$9,951	$9,953
Expiration of common stock warrants	$4,660	—
Accrued or unpaid dividends	$6,777	$5,124
Acquisition of noncontrolling interest by issuance of common stock	$—	$1,573
Accrued satellite performance incentives	$26,495	$—

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists solely of cumulative foreign currency translation adjustments. Reconciliation of comprehensive loss (net of taxes) for the three and the nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Net Loss	$(57,479)	$(64,220)	$(165,486)	$(236,054)
Foreign currency translation adjustment	(418)	(5)	(549)	(5)

Net Comprehensive Loss	(57,897)	(64,225)	(166,035)	(236,059)

Less : Comprehensive loss attributable to noncontrolling interest	5,515	—	16,386	10,545

Net Comprehensive loss attributable to TerreStar Corporation	$(52,382)	$(64,225)	$(149,649)	$(225,514)

Note 18. Subsequent Events

We evaluated all events or transactions that occurred after the unaudited condensed consolidated balance sheet date of September 30, 2009 through November 9, 2009, the date we issued these financial statements. During this period, we did not have any material subsequent events except as noted below:

On October 9, 2009, we, commenced an offer to exchange our Series A, B, C D & E preferred stock for newly issued Series F Preferred Stock and Series G Junior Preferred Stock of TerreStar Holdings Inc., our 100% owned subsidiary, subject to certain conditions. In connection with this offer, we are soliciting consents to certain proposed amendments to the certificate of designation of our Series B preferred stock. This exchange offer will expire on November 10, 2009, unless extended or terminated prior to such date.

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

As of September 30, 2009, we have three wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., and TerreStar Holdings Inc., Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 88% and 86% interests in TerreStar Networks and TerreStar Global, respectively.

Overview

TerreStar Networks Inc.

TerreStar Networks is our principal operating entity. In cooperation with its Canadian partner, 4491165 Canada, we plan to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using small, lightweight and inexpensive handsets similar to today’s mobile devices. This system build out will be based on an integrated satellite and ground-based technology which will provide service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure.

By offering mobile satellite service (MSS) using frequencies in the 2GHz band, which are part of what is often known as the “S-band,” in conjunction with ancillary terrestrial components (ATC), we can effectively deploy an integrated satellite and terrestrial wireless communications network. Our network will allow a user to utilize a mobile device that will communicate with a traditional land-based wireless network when in range of that network, but communicate with a satellite when not in range of such a land-based network. We intend to provide multiple communications applications, including voice, data and video services. Through TerreStar Networks, we launched our first satellite, TerreStar-1, on July 1, 2009. On July 20, 2009, TerreStar Networks announced that it had completed an end-to-end test phone call over TerreStar-1 between two of TerreStar Network’s quad-band GSM and tri-band WCDMA/HSPA smartphones with integrated satellite-terrestrial voice and data capabilities. On August 27, 2009, TerreStar Networks announced the completion of in-orbit testing. TerreStar Networks is now entering the GBBF and systems testing phase.

On September 17, 2009, we entered into a Spectrum Manager Lease Agreement with One Dot Four Corp., an affiliate of Harbinger Capital Partners Master Fund I, Ltd. Pursuant to this agreement, One Dot Four Corp. is leasing the rights to use certain 1.4GHz terrestrial spectrum pursuant to licenses we hold from the FCC. The lease has an initial term through April 23,

2017, renewable, at the lessee’s option, for two additional terms of ten years each, subject to FCC renewal of the licenses and no earlier termination. The lease payments due from the lessee are initially $1 million per month and will increase to $2 million per month no later than eight months after lease commencement and could increase to $2 million per month earlier depending upon the satisfaction of certain conditions. Subject to certain conditions, the lessee has an option, but not the obligation, to purchase the licenses, subject to the approval of our board and other necessary consents. The lessee also has a right of first refusal to match the price (less credit for certain amounts paid under the agreement) in any potential transfer of the licenses to a third party.

On September 25, 2009, we entered into a Mobile Satellite Services and Support Agreement with AT&T Mobility II, LLC. Pursuant to this agreement, AT&T will offer certain TerreStar satellite communications services to government and enterprise customers.

Our ability to offer MSS/ATC services depends on TerreStar Networks’ ability to receive certain regulatory authorizations allowing it to provide MSS/ATC in the S-band. These authorizations are subject to various regulatory milestones relating to the construction, launch and operational date of the satellite system required to provide this service. We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, in order to provide ATC in the United States and Canada we must file applications separately from our satellite authorizations. In addition, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada.

TerreStar Networks was initially created as a subsidiary of SkyTerra established to, among other things, develop a satellite communications system using the S-band. On May 11, 2005, we acquired our ownership interest in TerreStar Networks when, in conjunction with a spin-off of TerreStar Networks to the owners of MSV, we purchased an additional $200 million of newly issued TerreStar Networks common stock. In conjunction with this transaction, TerreStar Networks also entered into an agreement with SkyTerra wholly-owned subsidiary, ATC Technologies, LLC (ATC Technologies) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which we anticipate will allow us to deploy a next-generation communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

Since May 11, 2005, we have consolidated TerreStar Network’s financial results in our financial statements.

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

We believe our network’s satellite and terrestrial mobile capabilities will serve the needs of various users, such as U.S. and Canadian government and emergency first responder personnel who require reliable, uninterrupted and interoperable connectivity that can be provided by an integrated satellite and terrestrial network. In October 2006, we entered into a Cooperative Research and Development Agreement (CRADA) with the U.S. Defense Information System Agency to jointly develop a North American emergency response communications network. On October 3, 2008 the CRADA was extended for an additional two years. We expect the CRADA to result in the development of products that will mutually benefit us and the U.S. government. We also believe that our planned network will appeal to a broad base of potential end users, customers and strategic partners, including those in the media, technology and communications sectors, logistics and distribution sectors and other sectors requiring uninterrupted wireless service.

Our Relationship with TerreStar Canada

TerreStar Canada Holdings owns 80% of the voting equity of TerreStar Canada, which in turn holds the Industry Canada approvals needed to launch and operate TerreStar-1 for the purposes of providing mobile satellite services in Canada. We maintain our existing 20% holding of the voting equity of TerreStar Canada. TerreStar Canada holds legal title to the TerreStar-1 satellite and under the terms of an amended and restated Indefeasible Right of Use Agreement dated August 11, 2009 between TerreStar Networks and TerreStar Canada, TerreStar Networks has been granted a right to use up to ninety percent of the capacity, on the TerreStar-1 satellite.

In July 2009, Trio through 4491165 Canada Inc, a then wholly-owned subsidiary of Trio, completed its acquisition of a 66  2/3% voting equity stake in TerreStar Canada Holdings previously held by 4371585 Canada Inc., a wholly-owned subsidiary of BCE Inc. We retain our existing 33 1/3% voting equity ownership in TerreStar Canada Holdings.

TerreStar Global

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Networks spun-off TerreStar Global to its stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. In connection with the spin-off, TerreStar Networks made capital contributions to TerreStar Global of $5 million. In late 2006, TerreStar Global also raised an additional $5 million through a rights offering from its shareholders, in proportion to their holdings, the majority of which came from TerreStar Corporation. As of September 30, 2009, TerreStar Corporation owned approximately 86% of the outstanding shares of TerreStar Global.

Through a wholly-owned subsidiary of TerreStar Global, TerreStar Europe (TerreStar Europe), our goal is to build, own and operate a Pan-European integrated mobile satellite and terrestrial communications network to address public safety and disaster relief as well as provide broadband connectivity in rural regions. As Europe’s first next-generation integrated mobile satellite and terrestrial communication network, TerreStar Europe plans to deliver universal access and tailored applications over a fully-optimized IP network.

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

TerreStar Holdings Inc.

TerreStar Holdings was formed in September 2009 as a wholly-owned subsidiary of TerreStar Corporation. TerreStar 1.4 Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of TerreStar Holdings, holds the FCC licenses for certain 1.4GHz terrestrial spectrum. At September 30, 2009, TerreStar Corporation’s consolidated financial statements include TerreStar Holdings and its wholly-owned subsidiary TerreStar 1.4 Holdings LLC.

Current Year’s Developments

Satellite

On July 1, 2009, Arianespace, TerreStar-1’s launch provider, successfully launched TerreStar-1. On July 14, 2009, we announced that TerreStar-1 had reached its assigned orbital slot and its 18 meter S-band reflector had successfully deployed. On July 20 2009, TerreStar Networks announced that it had completed a call over the satellite and filed certifications of completion of the final FCC and Industry Canada milestones. On August 27, 2009, TerreStar Networks announced the completion of in-orbit testing. TerreStar Networks is now entering the GBBF and systems testing phase.

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

On September 17, 2009, we entered into a Spectrum Manager Lease Agreement with One Dot Four Corp., an affiliate of Harbinger Capital Partners Master Fund I, Ltd. Pursuant to this agreement, One Dot Four Corp. is leasing the rights to use certain 1.4GHz terrestrial spectrum pursuant to licenses we hold from the FCC. The lease has an initial term through April 23, 2017, renewable, at the lessee’s option, for two additional terms of ten years each, subject to FCC renewal of the licenses and no earlier termination. The lease payments due from the lessee are initially $1 million per month and will increase to $2 million per month no later than eight months after lease commencement and could increase to $2 million per month earlier depending upon the satisfaction of certain conditions. Subject to certain conditions, the lessee has an option, but not the obligation, to purchase the licenses, subject to the approval of our board and other necessary consents. The lessee also has a right of first refusal to match the price (less credit for certain amounts paid under the agreement) in any potential transfer of the licenses to a third party.

On September 25, 2009, we entered into a Mobile Satellite Services and Support Agreement with AT&T Mobility II, LLC. Pursuant to this agreement, AT&T plans to offer certain TerreStar satellite communications services to government and enterprise customers.

Results of Operations—Consolidated

Three and Nine Months Ended September 30, 2009 and 2008

Operating Expenses:

	Three Months Ended September 30,
	2009	2008	Change	% Change
	(in thousands)
General and administrative	$17,622	$15,776	$1,846	11.7%
Research and development	15,559	10,409	5,150	49.5%
Depreciation and amortization	6,145	5,691	454	8.0%

Total operating expenses	$39,326	$31,876	$7,450	23.4%

	Nine Months Ended September 30,
	2009	2008	Change	% Change
	(in thousands)
General and administrative (1)	$47,312	$77,329	$(30,017)	(38.8)%
Research and development	52,037	62,257	(10,220)	(16.4)%
Depreciation and amortization	17,861	16,764	1,097	6.5%

Total operating expenses	$117,210	$156,350	$(39,140)	(25.0)%

(1)	For the nine months ended September 30, 2009 and 2008, general and administrative expense includes approximately $5.4 million and $6.5 million, respectively, of stock-based compensation expenses.

General and administrative:

Our general and administrative expenses increased by $1.8 million or 11.7% for the three months ended September 30, 2009 as compared to the same period in 2008. The change in the expenses for the three months ended September 30, 2009 are primarily the result of an increase in consulting expenses and salaries and benefits of $2.2 million partially offset by a decrease in stock-based compensation expense.

Our general and administrative expenses decreased by $30.0 million or 38.8% for the nine months ended September 30, 2009 compared to the same period in 2008. The change in the expenses for the nine months ended September 30, 2009 are primarily attributed to a decrease of $9.5 million in salaries and benefits, a decrease of $7.5 million in consultant costs, and a decrease of $12.9 million in lab, data center and network sites costs.

Research and development costs:

Research and development costs increased by $5.2 million or 49.5% for the three months ended September 30, 2009 compared to the same period in 2008. The increase is primarily related to a $6.2 million increase in the expense related to handset development, partially offset by a $0.9 million decrease in satellite related research and development expenses.

Research and development costs decreased by $10.2 million or 16.4% for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease is attributed to a $2.2 million decrease related to handset development expense and a $7.8 million reduction in satellite related research and development expenses.

Depreciation and amortization:

Depreciation and amortization increased by $0.5 million and $1.1 million or 8.0 % and 6.5%, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Depreciation expense corresponds to additional purchase of assets during 2009.

Other Income (Expense):

	Three Months Ended September 30,
	2009	2008	Change	% Change
	(in thousands)
Interest expense	$(17,613)	$(12,359)	$(5,254)	42.5%
Interest income	29	871	(842)	(96.7)%
Other income	196	264	(68)	(25.8)%
Loss on investment in SkyTerra	—	(98,828)	98,828	NM
Decrease in dividend liability	—	77,708	(77,708)	NM

	Nine Months Ended September 30,
	2009	2008	Change	% Change
	(in thousands)
Interest expense	$(47,505)	$(35,731)	$(11,774)	33.0%
Interest income	211	3,149	(2,938)	(93.3)%
Other income	784	618	166	26.9%
Loss on investment in SkyTerra	—	(126,202)	126,202	NM
Decrease in dividend liability	—	77,708	(77,708)	NM

NM:	Not Meaningful

Interest expense:

Interest expense increased by $5.3 million or 42.5% for the three months ended September 30, 2009 and by $11.8 million or 33.0% for the nine months ended September 30, 2009 compared to the same periods in 2008. This is primarily due to interest on additional TerreStar Notes and Exchangeable Notes in addition to increase in interest rate on TerreStar notes pursuant to not satisfying certain milestones under the terms of the indenture.

Interest income:

Interest income decreased by $0.8 million and $2.9 million, or 96.7% and 93.3%, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. The decrease primarily relates to lower interest rates and decreasing investment balances during 2009.

Loss on investment in SkyTerra:

We sold 29.9 million and 44.3 million SkyTerra shares during the three and nine months ended September 30, 2008 and as a result recognized a loss of $99.0 million and $126.2 million, respectively. We have no outstanding investments in SkyTerra as of September 30, 2009.

Decrease in Dividend Liability:

Our dividend liability decreased by $77.7 million during the three and nine months ended September 30, 2009. This decrease is due to the elimination of a dividend requirement according to the shareholders’ agreement and the subsequent sale of our investments in SkyTerra during 2008.

Going Concern, Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Cash on hand at September 30, 2009 was $72.8 million, including restricted cash. Additionally, approximately $42.5 million remains available under the TerreStar-2 Purchase Money Credit Agreement, which is expected to provide sufficient funding to complete the construction of the second satellite, TerreStar-2. We incurred net losses of $171.7 million for the nine months ended September 30, 2009, and had an accumulated deficit of $1.3 billion as of September 30, 2009. We expect to continue incurring losses for the foreseeable future. Based on the current plans, we estimate that the outstanding cash and cash equivalents as of September 30, 2009 will not be sufficient to cover the projected funding needs for all of 2010.

Our principal liquidity needs are to meet working capital requirements, operating expenses, and capital expenditure, debt and preferred stock obligations. Our short-term liquidity needs are driven by the satellite system contracts, the development of terrestrial infrastructure and networks, the design and development of the handset and chipset, redemption obligation of our Series A and B Preferred Stock and ongoing operating expenses. As of September 30, 2009, we had contractual obligations of $487.7 million due within one year, consisting of approximately $419.2 million related to Series A and B Preferred Stock redemption obligation, $36.7 million related to the satellite system, $27.6 million related to the handset, chipset, and terrestrial network, and $4.2 million for operating leases. In addition, TerreStar Europe, a TerreStar Global subsidiary, is seeking an award of S-band spectrum in Europe. If TerreStar Europe is awarded this spectrum, we will need additional funding for TerreStar Global for satellite construction and terrestrial ground network development.

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

Summary of Cash Flows:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash used in Operating Activities	$(88,437)	$(132,638)
Net cash (used in) provided by Investing Activities	(98,049)	111,117
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	—	195,732
Proceeds from TerreStar-2 Purchase Money Credit Agreement	24,350	33,175
Dividends paid on Series A Convertible Preferred Stock	(2,362)	(2,363)
Payments for capital lease obligations	(51)	(43)
Debt issuance costs and other charges	—	(1,037)

Net cash provided by Financing Activities	21,937	225,464

Foreign Exchange effect on cash and cash equivalents	66	(23)

Net (decrease) increase in cash and cash equivalents	(164,483)	203,920
Cash and Cash Equivalents, beginning of period	236,820	89,134

Cash and Cash Equivalents, end of period	$72,337	$293,054

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2009 was $88.4 million as compared to net cash used in operating activities for the nine months ended September 30, 2008 of $132.6 million. The decrease of $44.2 million is primarily attributable to a decrease in operating losses, partially offset by the loss on investment in SkyTerra that occurred in 2008.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $98.0 million as compared to net cash provided by investing activities for the nine months ended September 30, 2008 of $111.1 million. The decrease of $209.1 million was primarily attributable to the proceeds of $199.1 million from the sale of SkyTerra shares received in 2008 and an increase of $12.1 million in payments for capital expenditures including satellite construction.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was $21.9 million as compared to net cash provided by financing activities for the nine months ended September 30, 2008 of $225.4 million. The decrease of $203.5 million was primarily attributable to a decrease in debt proceeds of $204.5 million partially offset by a reduction in debt issuance costs of approximately $1.0 million.

Debt Obligations

On September 18, 2009, we borrowed $24.2 million under the TerreStar-2 Purchase Money Credit Agreement.

Contractual Cash Obligations

We have the following contractual commitments and debt obligations as of September 30, 2009:

(in thousands)	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
TerreStar Satellites(1)	$120,426	$36,742	$47,708	$4,068	$31,908
Leases	10,113	4,203	5,846	64	—
Network Equipment and Operational Services	404,622	27,555	377,067	—	—
Preferred Stock Obligations(2)	419,223	419,223	—	—	—
Debt Obligations(3)	1,821,879	—	534,366	1,287,513	—

Total	$2,776,263	$487,723	$964,987	$1,291,645	$31,908

(1)	Includes commitment towards the TerreStar-2 Satellite relating to approximately $47.8 million of orbital incentives, $42.2 million of satellite construction, $22.2 million of satellite base and beam system contracts, and $8.3 million for storage.
(2)	Includes redemption obligation for Series A and Series B Preferred stock of $408.5 million due on April 15, 2010, if not converted into shares of our common stock.
(3)	Debt Obligations are comprised of $550 million TerreStar Notes due 2014, the $150 million TerreStar Exchangeable Notes due 2014, and current borrowing under the TerreStar-2 Purchase Money Credit Agreement due 2013 for TerreStar-2, plus accrued interest.

Off-Balance Sheet Financing

As of September 30, 2009, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

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

Our investment in cash equivalents are primarily in highly rated short-term commercial papers, investment-grade corporate and government obligations and money market funds, and are subject to market risk due to changes in interest rates.

Interest Rate Risk

We do not have a cash flow exposure to changing interest rates on our 15% Senior Secured PIK Notes, 6.5% Exchangeable Notes and 14% TerreStar-2 Purchase Money Credit Agreement other than additional interest contingent upon not meeting certain milestones according to the terms of indentures.

Foreign Currency Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. Based on the current volume of transactions, the fluctuation in the exchange rates of these currencies against the U.S. dollar does not have a material impact on our condensed consolidated financial statements.

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

Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and as previously disclosed in our Annual Report on Form 10-K we have concluded that as of December 31, 2008, internal control over financial reporting was not effective. The remediation plans previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and summarized below, have not been fully implemented as of September 30, 2009. Accordingly, the internal control over financial reporting continues to be ineffective as of September 30, 2009.

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

Changes in Internal Controls over Financial Reporting

Remediation actions taken by the management include:

•	Strengthened finance department with key staff additions and replacements during 2009;

•	Implemented a formal monthly close process;

•	Improved procedures to ensure accurate financial reporting;

•	Improved the accounts payable process to ensure timely and accurate recordation of vendor transactions;

•	Established an environment of open communications;

•	Enhanced the monthly review process to ensure appropriate segregation of duties within the SAP system;

•	Required finance staff to participate in continuing professional education.

The management will continue to remediate fully the material weakness and is continuing to assess the accounting capabilities of existing personnel and implement the remediation plans.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended September 30, 2009 fairly present in all material respects the financial condition and results of operations for us in conformity with GAAP.

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

For information regarding legal proceedings, please refer to Note 12 to the condensed consolidated financial statements contained in this quarterly report. There has been no material developments during the quarter ended September 30, 2009 in the legal proceedings described in Note 14 to the condensed consolidated financial statements.

Item 1A.	Risk Factors

During the nine months ended September 30, 2009, there were no material changes in risk factors except as noted in Item 1A “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	An annual meeting of the stockholders of TerreStar Corporation was held on August 3, 2009.

(b)	The following matters were voted upon at such meeting:

Item

	Votes For	Withhold	Votes Abstain	Broker Non-Votes

Election of eight directors to hold office until until the next annual stockholder’s meeting or until their respective successors are duly elected or appointed
William Freeman	130,604,708	352,616
David Andonian	71,512,163	6,776,635
Eugene Davis	122,292,877	8,587,447
Jacques Leduc	123,984,573	6,895,751
David Meltzer	72,194,061	6,094,737
Dean Olmstead	129,734,736	1,145,588
David Rayner	123,058,749	7,698,122
Jeffrey Epstein	52,982,750	0

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

EXHIBIT INDEX

Number	Description

10.1*	Amendment dated July 10, 2009 to Statement of Work 2 dated April 15, 2009 to the Master Development & Licensing Agreement dated August 10, 2007 by and between TerreStar Networks and Elektrobit, Inc.

10.2*	Statement of Work dated September 3, 2009 to the Master Development & Licensing Agreement dated August 10, 2007 by and between TerreStar Networks and Elektrobit, Inc.

10.3*	Spectrum Manager Lease Agreement dated September 17, 2009 by and between TerreStar 1.4 Holdings LLC and One Dot Four Corp.

10.4†	Amendment 1 dated October 9, 2009 to the Spectrum Manager Lease Agreement dated September 17, 2009 by and between TerreStar 1.4 Holdings LLC and One Dot Four Corp.

10.5*	Mobile Satellite Services and Support Agreement dated September 25, 2009 by and between Networks and AT&T Mobility II, LLC.

31.1†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of President (principal executive officer).

31.2†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Chief Accounting Officer (principal financial officer).

32†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of President, (principal executive officer) and Chief Accounting Officer (principal financial officer).

†	Filed herewith.
*	Filed herewith and pursuant to a confidential treatment request for certain portions of this document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRESTAR CORPORATION
(Registrant)

/s/ JEFFREY W. EPSTEIN
Jeffrey W. Epstein
President
(Principal Executive Officer)

/s/ VINCENT LOIACONO
Vincent Loiacono
Chief Accounting Officer
(Principal Financial Officer)

Dated: November 9, 2009