Form 10-K
period 2009-12-31
TERRESTAR CORP
filed 2010-03-16
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of TerreStar Corporation Common Stock held by non-affiliates as of June 30, 2009 (the last business day of the most recently completed second quarter) was approximately $86.7 million. For purposes of this calculation, affiliates represent only holders of more than 10% of TerreStar Corporation Common Stock and Common Stock held by Directors and Officers.

There were 139,726,285 shares of TerreStar Corporation Common Stock outstanding as of March 10, 2010.

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

General

Business Overview

TerreStar Corporation (formerly Motient Corporation) was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the mobile communications business through its ownership of TerreStar Networks, its principal operating subsidiary, and TerreStar Global.

TerreStar Networks, in cooperation with its Canadian partner, 4491165 Canada Inc, a majority-owned subsidiary of Trio 2 General Partnership (Trio), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using integrated satellite-terrestrial smartphones. This system build out will be based on an integrated satellite and ground-based technology intended to provide communication service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure. We intend to provide multiple communications applications, including voice, data and video services.

As of December 31, 2009, we had three wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., and TerreStar Holdings Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 89.0% and 86.5% interest in TerreStar Networks and TerreStar Global, respectively.

Description of the Business

TerreStar Networks Inc.

TerreStar Networks is our principal operating subsidiary. TerreStar Networks, in cooperation with its Canadian partner, 4491165 Canada Inc, a majority-owned subsidiary of Trio 2 General Partnership (“Trio”), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using integrated satellite-terrestrial smartphones.

We successfully launched our first satellite “TerreStar-1” on July 1, 2009 and placed it into its assigned orbital slot in the geosynchronous arc, marking a significant milestone in offering the mobile satellite service (“MSS”) using frequencies in the 2GHz band. When our MSS service is offered in conjunction with ancillary terrestrial component (“ATC”) service, we will provide an integrated satellite and terrestrial wireless communications network. The network will also allow a user to utilize a mobile device that can communicate with a traditional land-based wireless network when in range of that network, but communicate with TerreStar-1 when not in range of such a land-based network or when such network is unavailable.

Our ability to offer MSS/ATC services depends on TerreStar Networks’ ability to maintain certain regulatory authorizations allowing it to provide MSS/ATC in the S-band. We also may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future.

TerreStar Networks, initially created as a subsidiary of SkyTerra, entered into an agreement with SkyTerra’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which allows us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. On January 13, 2010, TerreStar Networks was granted authority by the FCC to operate dual-mode mobile terminals that can be used to communicate either via TerreStar’s geosynchronous-orbit MSS satellite or ancillary terrestrial component base stations. ATC base station operations were also authorized. These ATC authorizations provide the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. This may be achieved through a strategic partnership with one or more other communications providers.

In September 2009, we entered into a Mobile Satellite Services and Support Agreement with AT&T Mobility under which AT&T will offer certain of our satellite communications services initially to its government and enterprise customers. We believe our network’s satellite and terrestrial mobile capabilities will serve the needs of various users, such as U.S. and Canadian government and emergency first responder personnel who require reliable, uninterrupted and interoperable connectivity that can be provided by an integrated satellite and terrestrial network. In October 2006, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Defense Information System Agency (“DISA”) to jointly develop a North American emergency response communications network. On October 3, 2008 the CRADA was extended for an additional two years. We expect the CRADA to result in the development of products that will mutually benefit us and the U.S. government. We also believe that our planned network will appeal to a broad base of potential end users, customers and strategic partners, including those in the media, technology and communications sectors, logistics and distribution sectors and other sectors requiring uninterrupted wireless service.

As of December 31, 2009, we owned approximately 89.0% of the outstanding shares of TerreStar Networks and have included the financial results of TerreStar Networks for the purpose of consolidated financial statements.

Our Network

We believe that building a next-generation all IP-based network with flexible architecture will create significant advantages over existing wireless networks. An important element of our approach to network technology is the achievement of “transparency.” Transparency means that devices on our network have similar size, weight, functionality and aesthetics as current standard wireless or emerging data devices and will be able to communicate with both terrestrial and satellite networks without bulky external hardware. Historically, MSS-only networks have not been able to achieve transparency because the space segments lacked sufficient power and receiver sensitivity to enable communications with traditional wireless equipment. We believe our network has such transparency and will be able to support devices and service pricing that will make it attractive to a broad base of customers.

Our network consists of three major elements:

•	the space segment;

•	the terrestrial network; and

•	a universal chipset architecture to be integrated into a wide range of mobile devices.

Space Segment

TerreStar-1. TerreStar-1 was successfully launched on July 1, 2009 and certified as operational on July 20, 2009. On August 27, 2009, we announced the completion of in-orbit testing. TerreStar-1 is the largest, most powerful commercial communications satellite ever placed into service. With its 18 meter reflector, powerful S-band feed array, and next generation ground based beam forming (“GBBF”) technology, TerreStar-1 is capable of generating over 500 spot beams over North America and has a useful life of over 15 years.

TerreStar-2. Our ground spare, TerreStar-2, is identical to the TerreStar-1 satellite. TerreStar-2 is currently under construction at SpaceSystems/Loral (“Loral”) and is approximately 85% complete. Completion is currently scheduled for October 2011 and we continue to work with Loral to ensure that completion of the construction of TerreStar-2 is closely synchronized with our needs and resources.

Other components of our space segment. In 2005, we entered into an agreement with Hughes Network Systems, LLC (“Hughes”) for the design, development and delivery of a satellite beam access system (“SBAS”) that includes GBBF and two satellite earth stations to be located in Las Vegas, Nevada and Allan Park, Ontario, Canada (the “SBAS Agreement”). In December 2006, we entered into a site-hosting agreement with Hughes, which provides for the physical location of, and services related to, our earth station in Las Vegas, Nevada. We also have entered into a site-hosting agreement with Telesat, which provides for the physical location of, and services related to, our earth station in Allan Park, Ontario, Canada.

In January 2007, we entered into an agreement with Loral that includes the integration of TerreStar-1 with the SBAS (the “SBN Agreement”). The SBN Agreement also incorporates the material provisions of the SBAS Agreement. In connection with the SBN Agreement, the SBAS Agreement with Hughes was replaced by a subcontract between Hughes and Loral. Under the Hughes subcontract, Hughes will provide the SBAS and related services and deliverables (owed to us under our original agreement with Hughes) directly to Loral. Loral will in turn deliver to us an integrated satellite network, consisting of TerreStar-1 and the SBAS.

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

Our Relationship with TerreStar Canada and 4491165 Canada

TerreStar Canada Holdings owns 80% of the voting equity of TerreStar Canada, which in turn holds the Industry Canada approvals needed to operate TerreStar-1 for the purposes of providing mobile satellite services in Canada. We maintain our existing 20% of the voting equity of TerreStar Canada. TerreStar Canada holds legal title to the TerreStar-1 satellite and under the terms of an amended and restated Indefeasible Right of Use Agreement dated August 11, 2009 between TerreStar Networks and TerreStar Canada, TerreStar Networks has been granted a right to use ninety percent of the capacity, on the TerreStar-1 satellite.

In July 2009, Trio through 4491165 Canada Inc., a then wholly-owned subsidiary of Trio, completed its acquisition of a 66 2/3% voting equity stake in TerreStar Canada Holdings previously held by 4371585 Canada Inc., a wholly-owned subsidiary of BCE Inc. We retain our existing 33 1/3% voting equity ownership in TerreStar Canada Holdings.

Our Relationship with 4491190 Canada

4491190 Canada Inc. (“RetailCo”) is a Canadian registered entity established for the purpose of providing commercial MSS/ATC services in Canada using the TerreStar-1 satellite and 2GHz terrestrial spectrum. On August 11, 2009, TerreStar Networks and 4491181 Canada Inc. (“4491181 Canada”) entered into a Shareholder’s Agreement pursuant to which TerreStar Networks became the 20% holder of RetailCo Class A stock and 100% owner of RetailCo non-voting Class B stock. 4491181 Canada is under common ownership with 4491165 Canada. The Shareholder’s agreement grants TerreStar Networks some limited minority shareholder rights and the ability to nominate one of five directors. In the event of a dilutive event including issuing a debt instrument, a share issuance or a share transfer or sale, TerreStar Networks has various options to maintain its relative percentage ownership amounts. Such options include pre-emptive rights, right of first offer, co-sale, and drag along.

RetailCo has entered a Wholesale Satellite Capacity Agreement with TerreStar Canada whereby RetailCo has the right to use up to 10% of the capacity of TerreStar-1 on a per minute/per megabyte basis. RetailCo intends to enter into various agreements to allow for the use of TerreStar Networks handsets in Canada and for the sale of end user devices in the Canadian market.

RetailCo has entered into a Rights and Services agreement under which it is expected to procure some network and technical services from TerreStar Networks to facilitate the development and integration of its network with TerreStar Canada and TerreStar Networks.

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Corporation became the indirect majority holder of TerreStar Global. As of December 31, 2009, we owned approximately 86.5% of the outstanding shares of TerreStar Global.

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

While TerreStar Europe was not awarded a 2 GHz MSS S-band spectrum authorization in the recent European Commission proceeding, TerreStar Global continues to explore ways in which it can participate in the European market.

TerreStar Holdings Inc.

TerreStar Holdings was formed in September 2009 as a wholly-owned subsidiary of TerreStar Corporation. TerreStar 1.4 Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of TerreStar Holdings, holds the FCC licenses for certain 1.4GHz terrestrial spectrum and has entered into a lease of that spectrum with an entity controlled by Harbinger. At December 31, 2009, TerreStar Corporation’s consolidated financial statements include TerreStar Holdings and its wholly-owned subsidiary TerreStar 1.4 Holdings LLC.

Competition

The communications industry is highly competitive. We expect to compete with certain product and service categories of a number of other existing and future wireless providers, including other developers of integrated satellite and terrestrial networks. We will compete primarily on the basis of coverage, quality and pricing of products and services. Many of our competitors are large domestic and international companies, and may have financial, technical, marketing, sales, distribution, and other resources substantially greater than we have and which provide a wider range of services than we intend to provide.

Current Year and other Recent Developments

Our first satellite was launched and is operational.

In July 2009, our TerreStar-1 satellite was successfully launched, reaching its assigned orbital slot, and its 18 meter S-band reflector has been successfully deployed. We have completed in-orbit testing, and on February 22, 2010 we announced that the initial on-orbit testing phase of the ground based beam forming system was complete.

We received FCC approval for ATC.

On January 13, 2010, the FCC granted us authority to integrate terrestrial use of our 20 MHz S-band spectrum into our next generation mobile wireless network. This approval was a critical step in our ability to be able to operate a combined satellite and terrestrial network.

We have a new Canadian joint venture partner.

In August 2009, the Trio 2 General Partnership purchased the 66 2/3% voting equity stake in TerreStar Canada Holdings previously held by a wholly-owned subsidiary of BCE, while we retained the remaining 33 1/3% voting equity ownership. The Trio 2 General Partnership is majority-owned by certain managing partners of Trio Capital Inc., a Canadian investment firm, including Jacques Leduc. Mr. Leduc is also a member of TerreStar’s Board of Directors and a member of the Nominating Committee.

TerreStar Canada Holdings owns 80% of the voting equity of TerreStar Canada, which in turn holds title to the TerreStar-1 satellite, but which has granted us a right to use capacity on the TerreStar-1 satellite under an Indefeasible Right of Use Agreement. We own the remaining 20% of the voting equity of TerreStar Canada. TerreStar Canada also holds the Industry Canada approvals for the launch and operation of TerreStar-1 for purposes of providing mobile satellite services in Canada. We have entered into arrangements with Trio or its affiliates to carry on the business of developing and deploying integrated mobile satellite and terrestrial services in Canada.

We entered into additional agreements regarding our terrestrial network and components.

Infineon Technologies software-defined-radio chipset agreement. In March 2009, we entered into an agreement with Infineon Technologies for the design and development of a multi-standard mobile platform based on Infineon’s innovative software-defined-radio technology. Infineon’s chipset technology will enable satellite-terrestrial handsets to operate with multiple cellular and satellite-based communications technologies including GSM, GPRS, EDGE, WCDMA, HSDPA, HSUPA and GMR-2G/3G. The Infineon Agreement also contemplates that we could share the cost of the Infineon technology with additional operators who would bear their proportionate share of the costs of the total contract price. SkyTerra also entered into the Infineon Agreement with us, which should reduce our share of the development and software costs under the Infineon Agreement to approximately $21.7 million. The agreement also allows us to add up to two additional operators to further reduce the cost per operator.

GMR1-3G technology development agreement with Hughes. In conjunction with the Infineon Agreement, also in March 2009, we entered into an agreement with Hughes for additional software development work with respect to a satellite base subsystem Hughes was already developing for us based on the GMR1-3G technology. Our agreements with Hughes now contemplate delivery of the full satellite base subsystem development required with respect to the GMR1-3G air interface to be included in connection with the Infineon software-defined-radio technology. SkyTerra also entered into the GMR1-3G software components agreement with Hughes, which should reduce our share of the development and software costs incurred under the GMR1-3G software components agreement to approximately $8 million.

Both the Infineon Agreement and the Hughes GMR1-3G software components agreement contain provisions for the recovery of certain contract costs through royalties and discounts, and potentially more than half of the costs we will incur may be subject to later reimbursement.

Technology development agreement with Alcatel-Lucent. As previously reported, we entered into a technology development agreement with Qualcomm in December 2008 for the development of a satellite air-interface to be included in certain of its device chipsets. In March 2009, we entered into an agreement with Alcatel-Lucent to develop a production satellite base station subsystem designed to work with the chipsets produced under the Qualcomm Agreement. The Alcatel-Lucent Agreement contemplates that other operators, including SkyTerra, may share in the non-recurring expenses. Our portion of the development and software costs under the Alcatel-Lucent Agreement is approximately $11.1 million dollars.

AT&T has entered into a marketing agreement with us.

In September 2009, we entered into a Mobile Satellite Services and Support Agreement with AT&T Mobility under which AT&T will offer certain of our satellite communications services initially to its government and enterprise customers.

We have leased our 1.4GHz terrestrial spectrum to Harbinger.

In September 2009, we entered into a Spectrum Manager Lease Agreement with an affiliate of Harbinger Capital Partners Master Fund I, Ltd. under which the Harbinger affiliate is leasing our rights to use certain 1.4GHz terrestrial spectrum. The lease has an initial term through April 2017, renewable at the lessee’s option for two additional terms of ten years each subject to FCC renewal of the licenses. The lease payments are initially $1 million per month and will increase to $2 million per month no later than July 2010, and could increase earlier depending upon the satisfaction of certain conditions. Under certain conditions the lessee has an option, but not the obligation, to purchase the licenses, subject to the approval of our board. The lessee also has a right of first refusal to match the price (less credit for certain amounts paid under the agreement) in any potential transfer of the licenses to a third party.

In January 2010, in exchange for a $30 million prepayment of amounts due under the lease, we entered into further agreements with Harbinger. We agreed to negotiate with Harbinger, on an exclusive basis, for a period of 90 days towards an agreement under which our S-band spectrum would be pooled with other spectrum to provide mobile communications services. As part of this exclusivity agreement, we have agreed that we would not enter into any agreement relating to the S-band spectrum other than with Harbinger, nor grant any third party rights with respect to the S-band spectrum that would interfere with use of the S-band spectrum by Harbinger or limit our ability to enter into a transaction with Harbinger regarding the S-band spectrum.

We also have agreed that any remaining unamortized portion of the $30 million prepayment that would not otherwise have been paid under the lease will be refunded by us under certain circumstances, including termination or breach by us of the lease, termination or breach by us of the exclusivity agreement or if we cannot obtain consents necessary to enter into and perform the S-band spectrum agreement or we cease to have rights to substantially all the S-band spectrum.

Our exchange offers are in progress.

We have launched offers to exchange our Series A and B Preferred Stock for new Series F preferred stock of our new wholly-owned subsidiary, TerreStar Holdings. The new Series F preferred stock of TerreStar Holdings would not be redeemable until April 2014. The exchange offers and consent solicitation, originally launched in November 2009, are currently scheduled to expire on April 2, 2010.

Our common stock may be delisted.

On March 9, 2010, we received notification from The NASDAQ Stock Market’s Listing Qualifications Department (“NASDAQ”) that for the last 30 consecutive business days the bid price of our common stock on The NASDAQ Global Market has closed below the minimum $1.00 per share required for continued inclusion under NASDAQ Marketplace Rule 5450(a)(1) (“Minimum Share Price Rule”). In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we have 180 calendar days, or until September 7, 2010, to regain compliance. The NASDAQ Listing Qualifications Department informed the Company that if, at any time before September 7, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Minimum Share Price Rule.

In the event we do not regain compliance with the Minimum Share Price Rule by September 7, 2010, NASDAQ will provide written notification that our common stock will be delisted from The NASDAQ Global Market. At that time, we may appeal NASDAQ’s determination to delist our common stock to a NASDAQ Listing Qualifications Panel.

Legislative and Regulatory Developments

Overview

The operation of our proposed satellite system and our development of the nationwide ATC portion of our planned network will be regulated to varying degrees at the federal, state, provincial and local levels in both the United States and Canada. In the United States, we will be subject to the rules and regulations of the FCC. In Canada, we will be subject to the rules and regulations of Industry Canada and the CRTC. Various legislative and regulatory proposals under consideration from time to time by the U.S. Congress, the Parliament of Canada, the FCC, Industry Canada and the CRTC have in the past materially affected and may in the future materially affect the communications industry in general, and our proposed wireless business and that of our potential customers and potential strategic partners in particular. We will operate pursuant to various licenses and authorizations or approvals in principle granted or to be granted by the FCC and Industry Canada. See “Item 1A. Risk Factors—Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.” Regulation in the communications industry is subject to change, which could adversely affect us in the future. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

MSS S-band spectrum authorizations and approvals in principle in Canada and the United States

Industry Canada approval in principle for the TerreStar-1 orbital slot and 2GHz MSS S-band Spectrum

TerreStar Canada holds a radio license and a spectrum license from Industry Canada for the purposes of operating a satellite at the 111 W.L. orbital location for and providing MSS S-band services in Canada.

The Industry Canada licenses require TerreStar Canada to make fair and reasonable efforts to provide mobile satellite services to all regions of Canada in accordance with the coverage contour described in the original license application to Industry Canada, to provide certain public institution benefits in Canada, to provide and maintain lawful interception capabilities authorized or required by applicable law and to provide Industry Canada with periodic compliance and traffic reports.

FCC reservation of spectrum in the 2GHz MSS S-band

Operators of MSS satellites that have been licensed by countries outside the United States may invoke the FCC’s “letter of intent” procedures in order to secure authority to serve the United States. Pursuant to these procedures, TMI Communications applied for, and the FCC granted, a letter of intent authorization for TMI Communications’ 2GHz MSS S-band satellite. In a December 2005 order, the FCC provided TMI Communications a reservation of 10 MHz of uplink spectrum and 10 MHz of downlink spectrum in the 2GHz MSS S-band. On May 10, 2007, the FCC approved the transfer of TMI Communications’ authorization to TerreStar Networks.

The December 2005 order divided all of the available 2GHz MSS S-band spectrum (40 MHz in total) between two remaining 2GHz MSS S-band licensees, TMI Communications and ICO North America (now doing business as “DBSD”). All of the other 2GHz MSS S-band authorizations had been either surrendered or cancelled by the FCC, and in the December 2005 order the FCC rejected proposals to make recaptured 2GHz MSS S-band spectrum available to new MSS applicants or to non-MSS services. Several parties have challenged the December 2005 ruling and the cancellation of their 2GHz MSS S-band authorizations. We cannot predict the outcome of these challenges.

ATC regulations in the United States and Canada

ATC operations in the United States

The FCC’s ATC orders established gating criteria for 2GHz MSS S-band operations using GEO satellites, which are primarily intended to ensure that MSS spectrum continues to be used for satellite service.

For each MSS band, the FCC has also adopted specific technical requirements for ATC operations that are intended to prevent interference to other spectrum users. If ATC operations nevertheless cause harmful interference to other services, the ATC operator is responsible for resolving the interference. We believe that, as a practical matter, these requirements do not limit our network deployment or our ability to meet our business plan. TerreStar Networks was granted ATC authority and the waiver of certain ATC technical rules on January 13, 2010.

Authority to operate ATC in Canada

In May 2004, Industry Canada adopted a policy allowing authorized MSS operators to provide ATC on a no-protection, non-interference basis. Industry Canada’s ATC policy contains gating criteria similar to those of the FCC and requires, among other things, that a service provider’s ATC network be operated as an integral and indefeasible part of an MSS service and that the spectrum it uses for ATC service does not constrain the growth of MSS service offerings. Industry Canada has stated that it intends to develop other technical and operational details applicable to ATC systems in the future. Industry Canada has also stated that it intends to establish license fees for ATC operators through a separate process.

Band clearing

In the United States, our operations at the 2GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service (“BAS”) licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation (“Sprint Nextel”) is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2GHz MSS S-band licensees must relocate microwave users in the 2GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs in certain circumstances. If Sprint Nextel does not complete clearance of the 2GHz MSS S-band within a reasonable period of time and/or appropriate sharing procedures cannot be established, our ability to implement our business plan and our financial condition could be adversely impacted. In Canada, our operations at the 2GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although Industry Canada has given notice to the small number of these users that they must relocate within a two year period, if these users are not relocated in sufficient time before the launch of TerreStar Canada’s services, it may not be able to offer our services in certain locations in Canada.

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

We notified the FCC that under our current ownership structure we may not be in compliance with the foreign ownership limits of the Communications Act, as more than 25% of TerreStar Corporation’s capital stock may be owned by non-U.S. citizens or entities and sought a declaratory ruling that such ownership serves the public interest. On December 23, 2009, the FCC granted our request.

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

Other applicable U.S. regulations

Common carrier regulation

The 2GHz MSS S-band authorization is a non-common carrier authorization. Our blanket mobile earth terminal license and our ATC authorization are common carrier authorizations. Our common carrier services will not be subject to traditional public utility rate-of-return regulation or tariff filings at the federal level, because the FCC has exercised its authority to “forbear” from applying such requirements. In offering common carrier services, we will nevertheless be required to: file various common carrier reports; pay certain FCC regulatory fees that apply to common carriers; file an application for common carrier authority to the extent we wish to provide international services; and seek FCC authority prior to discontinuing any common carrier services. We also may be subject to limited common carrier regulation at the state level, but the Communications Act preempts the states from regulating the entry of or rates charged by providers of commercial mobile services and private mobile services.

Universal service fund

As a provider of interstate telecommunications, we will be required to contribute to the FCC’s universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries and rural health care providers. Under the FCC’s current rules, we would be required to contribute to this fund a percentage of the revenues we derive from providing interstate telecommunications to end users. Currently excluded from a carrier’s universal service contribution base are end user revenues derived from the sale of “information services” and other non-telecommunications services. The FCC is currently conducting a proceeding that may reform the universal service fund contribution methodology. The FCC may not retain the exclusions described herein or its current policy regarding the scope of a carrier’s contribution base. We may also be required to contribute to state universal service programs.

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

Communications Assistance for Law Enforcement Act (“CALEA”)

In connection with any telecommunications services that we provide, CALEA requires us to ensure that U.S. law enforcement agencies can intercept certain communications transmitted over our networks. We also have to ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over our network. In December 2009 we entered into agreements with the Federal Bureau of Investigation, Department of Justice and Department of Homeland Security regarding U.S. law enforcement agency access to our network.

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

Research and development costs represented approximately $69.9 million, $73.6 million and $43.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Employee Relations

As of December 31, 2009, we had 104 full-time employees. All employees are non-union employees and we consider our employee relations to be good.

Available Information

Our website address is www.terrestar.com. The information contained on our websites is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Also available on our website are our Corporate Governance and Ethics Guidelines, the charters of the Committees of the Board of Directors and reports filed pursuant to Section 16 of the Exchange Act of transactions in our stock by our directors and officers.

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

We and our subsidiaries have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. Because of our significant indebtedness and adverse changes in the capital markets, our ability to raise additional capital at reasonable rates, or at all, is uncertain. If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution, including potential loss of the entire value of their investment, and in the case of a recapitalization or other similar transaction, our note holders might not receive principal and interest payments to which they are contractually entitled.

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

We may not have the ability to raise the funds necessary to fulfill our obligations under our TerreStar Exchangeable Notes and TerreStar Notes following a change of control. Under the indentures, upon the occurrence of specified change of control events, TerreStar Networks is required to offer to repurchase all of the outstanding TerreStar Exchangeable Notes, TerreStar Notes, or our Series A and B Cumulative Convertible Preferred Stock. However, we and TerreStar Networks may not have sufficient funds at the time of the change of control event to make the required repurchase of Notes and convertible preferred stock. Our failure to make or complete a change of control offer would place TerreStar Networks in default and would have a material adverse impact on our financial condition.

Our Series A and B Preferred Stock is Potentially Redeemable in April 2010

Our Series A and B Preferred Stock has a maturity date of April 15, 2010. We have an exchange offer outstanding that would among other things exchange the Series A and B Preferred Stock for securities with different terms, including the redemption date. If the Series A and B Preferred Stock is not exchanged, converted into shares of our common stock, or if the holders have not been given the right to elect a majority of our Board of Directors, we could incur a redemption liability of approximately $429.9 million, including accrued dividends, on April 15, 2010.

Risks Related to our Business

TerreStar Networks Is A Development Stage Company With No Operating Revenues.

TerreStar Networks is a development stage company and has never generated any revenues from operations. During 2009, we earned 1.4 GHz spectrum lease revenue of $2.4 million. We do not expect to generate significant revenues prior to 2010, if at all. If we obtain sufficient financing and successfully develop and construct a network, our ability to transition to an operating company will depend on, among other things: successful execution of our business plan; market acceptance of the services we intend to offer; and attracting, training and motivating highly skilled satellite and network operations personnel, a sales force and customer service personnel. We may not be able to successfully complete the transition to an operating company or generate sufficient cash from operations to cover our expenses. If we do not become profitable, we will have difficulty obtaining funds to continue our operations.

We Are Not Cash Flow Positive, And We Will Need Additional Liquidity To Fund Our Operations And Fully Fund All Of Our Necessary Capital Expenditures.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. Even if we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet capital expenditures and other non-operating cash expenses, including but not limited to capital expenditures required to complete and launch our satellite currently under construction. Based on our current business plan, there is substantial doubt that we have sufficient liquidity required to conduct operations into 2010. We will likely face a cash deficit beyond the second quarter of 2010 unless we obtain additional capital.

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

We Will Continue To Incur Significant Losses.

We incurred losses in 2009 and do not expect to generate any significant revenues until at least mid 2010, if at all. If we do not become profitable, we could have difficulty obtaining funds to continue our operations. We have incurred net losses every year since we began operations. These losses are due to the costs of developing and building our network and the costs of developing, selling and providing products and services.

TerreStar Networks will Require Significant Funding to Finance the Execution of its Business Strategy, Including Funds for the Development of our Handsets and Chipsets and for the Network Buildout.

As of December 31, 2009, we had aggregate contractual payment obligations of approximately $2.4 billion, consisting of $119.2 million for satellite expenditures, $9.0 million for lease related expenditures and $83.9 million for terrestrial network related expenditures, as well as $2.2 billion for debt, including interest and preferred stock obligations.

We expect to make substantial capital expenditures for the development of our handsets and chipsets, and for building our terrestrial network. We will also require funds for selling, general and administrative expenses, working capital, interest on borrowings, financing costs and operating expenses until sometime after the commencement of commercial operations.

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

Satellites Have A Limited Useful Life And Premature Failure Of Our Satellite Could Damage Our Business.

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

Damage To, Or Caused By, Our Satellites May Not Be Fully Covered By Insurance.

We have purchased launch and in-orbit insurance policies for our satellite. If our satellite is damaged in orbit, our insurance may not fully cover our losses and these failures may also cause insurers to include additional exclusions in our insurance policies when they come up for renewal. We may not be able to obtain additional financing to construct, launch and insure a replacement satellite or such financing may not be available on terms favorable to us. Also, any insurance we obtain will likely contain certain customary exclusions and material change conditions that would limit our coverage. These exclusions typically relate to losses resulting from acts of war, insurrection or military action and government confiscation, as well as lasers, directed energy beams, nuclear and anti-satellite devices and radioactive contamination. Any uninsured losses could have a material adverse effect on us.

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

We May Rely On Third Parties To Identify, Develop And Market Products Using Our Network.

We have entered into an agreements with a third party to market products using our network. We intend to enter into additional such agreements with other third parties. We may be unable to identify, or to enter into agreements with, suitable third parties to perform these activities. If we do not form satisfactory relationships with third parties, or if any such third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to successfully identify, develop and sell products using our network, which would adversely affect our financial condition and results of operations.

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

We Depend On Licenses Of Critical Intellectual Property From ATC Technologies, A Wholly-Owned Subsidiary Of SkyTerra.

We license the majority of the technology we plan to use to operate our network from ATC Technologies, a wholly-owned subsidiary of SkyTerra. SkyTerra has rights to approximately 30 MHz of spectrum in the L-band, is positioned to achieve device transparency and plans to offer services that compete with the services that we plan to offer.

SkyTerra has assigned to ATC Technologies a significant intellectual property portfolio, including a significant number of patents. Pursuant to the agreement by and between ATC Technologies and us, ATC Technologies granted us a perpetual, world-wide, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain existing patents owned by ATC Technologies for the sole purpose of developing, operating, implementing, providing and maintaining S-band or MSS services with an ATC component. ATC Technologies granted back to SkyTerra similar rights to the same intellectual property for L-band services in any geographic territory in the entire world where SkyTerra, one of its affiliates or a joint venture or strategic alliance into which SkyTerra has entered, is authorized to provide L-band services. In addition, ATC Technologies granted rights to MSV International, LLC, or MSVI, a subsidiary of SkyTerra, in and to the same intellectual property for the purpose of providing communications services anywhere in the entire world, excluding services relating to the S-band. We granted to ATC Technologies a perpetual, world-wide, non-exclusive, royalty-free, fully paid up, nontransferable (except for certain rights to sublicense), non-assignable, limited purpose right and license to certain existing patents owned or licensed by us and certain technologies licensed by us for the sole purpose of developing, operating, implementing, providing and maintaining L-band services or L-band services with an ATC component. ATC Technologies has also contractually committed to license to us, pursuant to the same terms as set forth above, certain additional patents that may be developed, acquired or otherwise owned by ATC Technologies or its affiliates (including SkyTerra and MSVI), and we have contractually committed to license to ATC Technologies, pursuant to the same terms as set forth above, certain additional patents and technologies that may be developed, licensed, acquired or otherwise owned by us until October 1, 2016.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, have created some uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our business prospects.

Our common stock is currently trading below $1.00 per share.

We have received notice from the The NASDAQ Global Market that our common stock has traded below $1.00 for 30 consecutive trading days. If our common stock does not trade above $1.00 for ten consecutive business days before September 7, 2010, we would be in danger of having our stock delisted from The NASDAQ Global Market. Delisting could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, delisting or the threat of delisting could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition.

Regulatory Risks

We Could Lose Our FCC Authorization And Industry Canada Approval In Principle And Be Subject To Fines Or Other Penalties.

We must comply with complex and changing FCC and Industry Canada rules and regulations to maintain our authorizations to use our assigned spectrum and orbital slot. We are required to maintain satellite coverage of all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and all regions of Canada that are within the coverage contour described in our Industry Canada approval in principle and to provide an integrated MSS service offering in all locations where our ATC is made available. Non-compliance with these or other conditions, including other FCC or Industry Canada gating or ongoing service criteria, could result in fines, additional conditions, revocation of the authorizations, or other adverse FCC or Industry Canada actions. The loss of our spectrum authorizations would prevent us from implementing our business plan and have a material adverse effect on our financial condition and the amount and value of the collateral pledged to support the TerreStar Notes or Exchangeable Notes.

We Have Not Yet Applied For, And May Not Receive, Certain Regulatory Approvals That Are Necessary To Our Business Plan.

We may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future. For example, the manufacturers of our ATC user terminals and base stations will need to obtain FCC equipment certifications and similar certifications in Canada. In addition, our future customers, or our business strategy, may require us to launch additional satellites, including

TerreStar-2, in order to increase redundancy and decrease the risk of having only one satellite in orbit. In order to do so, we must obtain regulatory approval for one or more additional orbital slots, or permission from Industry Canada to launch additional satellites into our orbital slot for TerreStar-1, and may need a waiver of the FCC requirement for a ground spare satellite.

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

The Industry Canada approval in principle to construct and operate a 2GHz MSS S-band satellite in a Canadian orbital position is currently held by TerreStar Canada, an entity that we do not control. Upon the launch of TerreStar-1, we expect that TerreStar-1 was transferred to TerreStar Canada. Under the Radiocommunication Act (Canada) and the Telecommunications Act (Canada), and the regulations promulgated thereunder, TerreStar Networks may only own a 20% voting equity interest in TerreStar Canada, along with a 33 1/3% voting equity interest in TerreStar Canada Holdings, which is TerreStar Canada’s parent and 80% voting equity owner. 4371585 Canada, a Canadian-owned and controlled third party, owns a 66 2/3% voting interest in TerreStar Canada Holdings. The rules and regulations further provide that the business and operations of TerreStar Canada cannot otherwise be controlled in fact by non-Canadians.

Under the relevant transfer agreements, 4491165 Canada Inc., owns 66 2/3% of the shares of, and has the power to elect three out of the five members of the board of directors of, TerreStar Canada Holdings, and TerreStar Canada Holdings owns 80% of the shares of, and has the power to elect four out of the five members of the board of directors of, TerreStar Canada. TerreStar Networks has certain contractual rights with respect to the business and operations of, and certain negative protections as a minority shareholder of, both TerreStar Canada and TerreStar Canada Holdings. With certain exceptions, TerreStar Networks has no ability to control the business or operations of TerreStar Canada, which holds the Industry Canada approval in principle and will own TerreStar-1. TerreStar Networks does not have negative approval rights with respect to appointment or termination of senior officers or creation of budgets for TerreStar Canada or TerreStar Canada Holdings.

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

Our Use Of The 2GHz MSS S-band Is Subject To Successful Relocation Of Existing Users.

In the United States, our operations at the 2GHz MSS S-band are subject to successful relocation of existing broadcast auxiliary service, or BAS, licensees and other terrestrial licensees in the band. Costs associated with spectrum clearing could be substantial. In the United States, Sprint Nextel Corporation, or Sprint Nextel, is obligated to relocate existing BAS and other terrestrial users in our uplink spectrum and 2GHz MSS S-band licensees must relocate microwave users in the 2GHz MSS S-band downlink band. To the extent that Sprint Nextel complies with its BAS band clearing obligations, 2GHz MSS S-band licensees commencing operations thereafter would not have to clear the band themselves, but might be required to reimburse Sprint Nextel for a portion of its band clearing costs. If Sprint Nextel does not complete clearance of the 2GHz MSS S-band within a reasonable period of time and/or appropriate sharing procedures cannot be established, our ability to implement our business plan, and our financial condition could be adversely impacted. In Canada, our operations at the 2GHz MSS S-band are subject to successful relocation of terrestrial microwave users. Although there are a small number of users in the 2GHz band, these users must be given a minimum of two years notice by Industry Canada to relocate unless a commercial agreement is reached under which they would move earlier. Although Industry Canada has given notice to these users that they must relocate within a two year period (which expired in October 2009), if these users are not relocated in sufficient time before the launch of our services, we may not be able to offer our services in certain locations in Canada, which could impair our business plan and materially adversely affect our operations.

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

Export Control And Embargo Laws May Preclude Us From Obtaining Necessary Satellites, Parts Or Data Or Providing Certain Services In The Future.

We must comply with U.S. export control laws in connection with any information, products, or materials that we provide to non-U.S. persons relating to satellites, associated equipment and data and with the provision of related services. These requirements may make it necessary for us to obtain export or re-export authorizations from the U.S. government in connection with any dealings we have with 4491165 Canada, 4506901 Canada Inc, TerreStar Canada, TerreStar Canada Holdings, non-U.S. satellite manufacturing firms, launch services providers, insurers, customers and employees. We may not be able to obtain and maintain the necessary authorizations, which could adversely affect our ability to:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

TerreStar Facilities (Offices and Calibrated Earth Station, “CES,” sites) at December 31, 2009

Location	Type of Facility	Square Feet	Lease Expiration Date
300 Knightsbridge Pkwy Lincolnshire, IL 60669	Vacated	66,965	12/31/2010

12010 Sunset Hills Road, Suite 600 Reston, VA 20190	Headquarters	22,606	11/28/2011

2703 Telecom Parkway Suite 100 Richardson, TX 75082	Remote Office	31,031	7/31/2012

925 West 100 North, Suite A North Salt Lake, UT 84054	Remote Office	7,123	10/15/2012

42865 Burns Lake British Columbia, Canada	CES 1	400*	3/31/2013

23488 S. Barlow Road Canby, OR 97073	CES2	400*	2/23/2013

4605 36th Avenue Valleyview, Alberta T0H 3NO	CES 3	400*	1/13/2013

497 Road U, NE Warden, WA 98857	CES 4	400*	11/30/2012

146 Third Street Austin, NV 89310	CES 5	400*	1/9/2013

Location	Type of Facility	Square Feet	Lease Expiration Date

1 Aerojet Way, Suite 300 North Las Vegas, NV 89310	CES 6—Hosting Site	400*	1/5/2012

8-15 & Frontage Road Paragohan, UT 84760	CES 7	400*	2/28/2013

86281 E. Webb Court San Manuel, AZ 85631	CES 8	400*	3/30/2013

Village of Dafoe Dafoe, SK, S0K 1C0	CES 9	400*	Purchased Site

Sec. 24 Township 10 South, Range 17 East Tinnie, NM 88351	CES 10	400*	5/31/2013

5196-83RD Avenue NE Devils Lake, ND 58301	CES 11	400*	3/24/2013

148 Roselawn Drive Junction, TX 76849	CES 12	400*	12/31/2013

15712 US 83 North Laredo, TX 78041	CES 13	400*	1/31/2013

Pickle Lake Road Pickle Lake, Ontario, Canada	CES 14	400*	10/14/2013

1256 W. Old State Road Austin, IN 47102	CES 15	400*	3/31/2013

4814 W. Admiral Doyle Drive New Iberia, LA 70506	CES 16	560	11/30/2012

W 1065-15590 Highway 62 Madoc, Ontario, Canada	CES 17	400*	10/14/2017

280 Wolf Hill Lane Independence, VA	CES 18	1600	4/6/2013

146 Balgra Road Merry Hill, NC	CES 19	400	1/1/2013

8801 SW 177 Avenue Miami, FL 33196	CES 20	400*	3/31/2013

133438 Allan Park Road West Grey Township Allan Park, Ontario Canada	Teleport Environment	400*	12/31/2009

*	Square footage is approximate.

Item 3.	Legal Proceedings

Litigation Adverse to Highland Capital Management and James Dondero

Since August 2005, we have been engaged in litigation adverse to Highland Capital Management, L.P. (“Highland Capital”), as well as certain investment funds managed by Highland Capital, and James Dondero, who is the principal owner of Highland Capital and one of our former directors (Highland Capital, its investment funds, and Mr. Dondero are referred to collectively as the “Dondero Affiliates”). Seven of the suits were filed by the Dondero Affiliates against us or related parties. Of those seven suits, four have been resolved in our favor (and are not further discussed herein). Of the remaining three lawsuits, the first was dismissed by the trial court, reinstated by the court of appeals, and is currently proceeding before the trial court; the second has been stayed;

and the third is in the discovery stage. In addition, we have filed two suits against Mr. Dondero and the Dondero Affiliates. One was dismissed on the defendants’ motion (and is not further discussed herein), and the other is scheduled for trial in May 2010.

The suit filed by the Dondero Affiliates, that was reinstated, was filed on August 16, 2005 in a Texas state district court in Dallas County, Texas (the “Rescission Litigation”). This suit challenged the validity of our Series A Preferred Stock and sought damages and rescission of the Dondero Affiliates’ $90 million purchase of 90,000 shares of Series A Preferred Stock. On November 30, 2007, the court granted our motion for summary judgment and dismissed the suit. The Dondero Affiliates appealed the dismissal. On March 6, 2009, the Court of Appeals reversed the summary judgment and ordered most of the claims remanded to the trial court. We filed a petition for review with the Supreme Court of Texas, which was denied on September 25, 2009. We believe that these claims are without merit, and we intend vigorously to defend against this suit, which is set for trial in October 2010.

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

The Dondero Affiliates’ suit that is in the discovery stage was filed on December 31, 2008 in the Court of Chancery of the State of Delaware. In this lawsuit, the Dondero Affiliates contend that certain financing transactions entered into by us in February 2008 with Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), EchoStar Corporation (“EchoStar”), and other investors constituted a change in control of TerreStar Corporation under the Series A Preferred Stock’s certificate of designations. The Dondero Affiliates allege that this change of control occurred in at least two ways: (i) they allege that Harbinger acquired control of 58% of TerreStar Corporation’s voting stock; and (ii) they allege that Harbinger and EchoStar constitute a group that together acquired control of more than 50% of TerreStar Corporation’s voting stock. The Dondero Affiliates asked the court to require us to issue a notice of change of control under the Certificate of Designation for the Series A Preferred Stock and redeem such stock for $90 million plus dividends and escrow premiums. In the alternative, they seek unspecified damages. The parties are currently engaged in discovery. We believe that these claims are without merit and intend vigorously to defend against this suit.

On October 19, 2005, we filed a petition in a Texas state court in Dallas County, alleging that Mr. Dondero seriously and repeatedly breached his fiduciary duties as a director to advance his own personal interests. The state court, on Mr. Dondero’s motion, entered summary judgment dismissing the fiduciary suit on the ground that the dismissal of a federal securities lawsuit filed by us had a res judicata effect that precluded the continued prosecution of state law breach-of-fiduciary-duty claims. However, on appeal, the Court of Appeals reversed the dismissal and remanded the case to the trial court, where it has now been set for trial in December 2010.

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

Item 4.	(Removed and Reserved—See Item 9B)

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The NASDAQ Global Market is the principal market on which our common stock is traded.

The tables below set forth the high and low bid prices of our common stock in 2009 and 2008 based on the closing prices each day.

2009	High	Low
First Quarter	$0.96	$0.39
Second Quarter	$1.83	$0.48
Third Quarter	$2.29	$1.02
Fourth Quarter	$2.20	$0.94

2008	High	Low
First Quarter	$6.85	$4.23
Second Quarter	$5.14	$3.98
Third Quarter	$3.64	$1.00
Fourth Quarter	$1.24	$0.28

Number of Shareholders of Record

As of March 10, 2010, there were approximately 120 holders of record of our common stock.

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

We are obligated to pay dividends, to the extent we are legally able to do so on our Series A and Series B Preferred Stock, due bi-annually in April and October, payable at our option in cash (at a 5.25% annual interest rate) or in our common stock (at a 6.25% annual interest rate) through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to our ongoing litigation with certain investors. For more information on the exchange offer, see Part I, Item 1, “Business—Current Year and Other Recent Developments.”

Issuer Purchases of Equity Securities

During the fiscal quarter ended December 31, 2009, we did not repurchase any shares of our common stock.

Equity Compensation Plan

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our proxy statement to be filed within 120 days after the fiscal year end of December 31, 2009.

Stock Performance Graph

	12/04	12/05	12/06	12/07	12/08	12/09
TerreStar Corp	100.00	89.32	42.31	30.98	1.71	4.02
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Telecommunications	100.00	91.66	119.67	132.55	77.09	107.17

Item 6.	Selected Financial Data

In 2005, TerreStar Corporation became the majority owner of TerreStar Networks. TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. In late 2006, TerreStar Networks spun-off its wholly-owned subsidiary, TerreStar Global to TerreStar Networks stockholders. As a result, TerreStar Corporation became the indirect majority holder of TerreStar Global. TerreStar Networks and TerreStar Global financial results are included in our consolidated financial statements subsequent to the changes noted above. Thus, the 2008, 2007, 2006 and 2005 data presented below is not comparable to that of the prior periods. Effective January 1, 2008, we consolidated the results of TerreStar Canada, a variable interest entity where TerreStar Corporation is considered primary beneficiary under the applicable accounting standards. The information contained in the table below is derived from our audited financial statements. We sold our two-way terrestrial wireless data communications business in September 2006 which is shown as discontinued operations in 2006 and for all periods prior to 2006. The 2009 data includes TerreStar Holdings Inc., a newly formed 100% subsidiary of TerreStar Corporation.

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Consolidated Results of Operations:
Revenue	$2,384	$—	$—	$—	$—
Operating loss from continuing operations	$(158,894)	$(191,343)	$(182,713)	$(106,507)	$(35,201)
Equity in losses of MSV	$—	$—	$(7,338)	$(30,079)	$(25,059)
Loss from continuing operations before income taxes	$(222,116)	$(290,468)	$(265,849)	$(119,986)	$(52,678)
Income tax (provision) benefit	$(2,369)	$2,231	$2,248	$(4,535)	$—
Loss from continuing operations	$(224,485)	$(288,237)	$(263,601)	$(124,521)	$(52,678)
Loss from discontinued operations	$—	$—	$—	$(30,422)	$(89,866)
Net loss	$(224,485)	$(288,237)	$(263,601)	$(154,943)	$(142,544)
Net loss attributable to the noncontrolling interest in TerreStar Networks	$18,935	$10,545	$23,262	$20,655	$3,263
Net loss attributable to the noncontrolling interest in TerreStar Global	$313	$—	$1,198	$654	$—
Dividends on Series A and Series B cumulative convertible preferred stock	$(25,293)	$(19,139)	$(23,232)	$(23,627)	$(16,717)
Accretion of issuance costs associated with Series A and Series B cumulative convertible preferred stock	$(4,542)	$(4,553)	$(4,542)	$(4,029)	$(2,409)
Net loss attributable to common stockholders	$(235,072)	$(301,384)	$(266,915)	$(161,290)	$(158,407)
Basic and Diluted Loss Per Share—Continuing Operations	$(1.76)	$(2.81)	$(3.22)	$(2.01)	$(1.10)
Basic and Diluted Loss Per Share—Discontinued Operations	$—	$—	$—	$(0.47)	$(1.45)
Basic and Diluted Loss Per Share	$(1.76)	$(2.81)	$(3.22)	$(2.48)	$(2.55)
Basic and Diluted weighted-average common shares outstanding	133,476	107,179	83,016	64,966	62,072

Consolidated Financial Position:
Cash and cash equivalents	$45,125	$236,820	$89,134	$171,665	$179,524
Property and equipment, net	$947,129	$716,602	$571,151	$259,169	$70,986
Total assets	$1,375,662	$1,341,177	$1,243,223	$1,092,429	$967,191
Long-term liabilities	$987,428	$788,029	$753,254	$257,539	$—
Series A and Series B Cumulative Convertible Preferred Stock	$408,500	$408,500	$408,500	$408,500	$408,500
Shareholders’ (deficit) equity	$(100,997)	$121,288	$16,717	$118,326	$408,541

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

TerreStar Corporation (formerly Motient Corporation) was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the mobile communications business through its ownership of TerreStar Networks, its principal operating subsidiary, and TerreStar Global.

TerreStar Networks, in cooperation with its Canadian partner, 4491165 Canada Inc, a majority-owned subsidiary of Trio 2 General Partnership (Trio), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using integrated satellite-terrestrial smartphones. This system build out will be based on an integrated satellite and ground-based technology intended to provide communication service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure. We intend to provide multiple communications applications, including voice, data and video services.

As of December 31, 2009, we had three wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., and TerreStar Holdings Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 89.0% and 86.5% interest in TerreStar Networks and TerreStar Global, respectively.

Based on the current plans, we have substantial doubt that cash, investments and available borrowing capacity as of December, 31, 2009 will be sufficient to cover the projected funding needs for all of 2010. We will likely face a cash deficit in the second quarter of 2010 unless we obtain additional capital. We cannot guarantee that financing sources will be available or available on favorable terms.

Overview

TerreStar Networks Inc.

TerreStar Networks is our principal operating subsidiary. TerreStar Networks, in cooperation with its Canadian partner, 4491165 Canada Inc, a majority-owned subsidiary of Trio 2 General Partnership (“Trio”), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using integrated satellite-terrestrial smartphones.

We successfully launched our first satellite “TerreStar-1” on July 1, 2009 and placed it into its assigned orbital slot in the geosynchronous arc, marking a significant milestone in offering the mobile satellite service (“MSS”) using frequencies in the 2GHz band. When our MSS service is offered in conjunction with ancillary terrestrial component (“ATC”) service, we will provide an integrated satellite and terrestrial wireless communications network. The network will also allow a user to utilize a mobile device that can communicate with a traditional land-based wireless network when in range of that network, but communicate with TerreStar-1 when not in range of such a land-based network or when such network is unavailable.

Our ability to offer MSS/ATC services depends on TerreStar Networks’ ability to maintain certain regulatory authorizations allowing it to provide MSS/ATC in the S-band. We also may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future.

TerreStar Networks, initially created as a subsidiary of SkyTerra, entered into an agreement with SkyTerra’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which allows us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. On January 13, 2010, TerreStar Networks was granted authority by the FCC to operate dual-mode mobile terminals that can be used to communicate either via TerreStar’s geosynchronous-orbit MSS satellite or ancillary terrestrial component base stations. ATC base station operations were also authorized. These ATC authorizations provide the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. This may be achieved through a strategic partnership with one or more other communications providers.

In September 2009, we entered into a Mobile Satellite Services and Support Agreement with AT&T Mobility under which AT&T will offer certain of our satellite communications services initially to its government and enterprise customers. We believe our network’s satellite and terrestrial mobile capabilities will serve the needs of various users, such as U.S. and Canadian government and emergency first responder personnel who require reliable, uninterrupted and interoperable connectivity that can be provided by an integrated satellite and terrestrial network. In October 2006, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Defense Information System Agency (“DISA”) to jointly develop a North American emergency response communications network. On October 3, 2008 the CRADA was extended for an additional two years. We expect the CRADA to result in the development of products that will mutually benefit us and the U.S. government. We also believe that our planned network will appeal to a broad base of potential end users, customers and strategic partners, including those in the media, technology and communications sectors, logistics and distribution sectors and other sectors requiring uninterrupted wireless service.

As of December 31, 2009, we owned approximately 89.0% of the outstanding shares of TerreStar Networks and have included the financial results of TerreStar Networks for the purpose of consolidated financial statements.

Our Relationship with TerreStar Canada and 4491165 Canada

TerreStar Canada Holdings owns 80% of the voting equity of TerreStar Canada, which in turn holds the Industry Canada approvals needed to operate TerreStar-1 for the purposes of providing mobile satellite services in Canada. We maintain our existing 20% of the voting equity of TerreStar Canada. TerreStar Canada holds legal title to the TerreStar-1 satellite and under the terms of an amended and restated Indefeasible Right of Use Agreement dated August 11, 2009 between TerreStar Networks and TerreStar Canada, TerreStar Networks has been granted a right to use up to ninety percent of the capacity, on the TerreStar-1 satellite.

In July 2009, Trio through 4491165 Canada Inc, a then wholly-owned subsidiary of Trio, completed its acquisition of a 66 2/3% voting equity stake in TerreStar Canada Holdings previously held by 4371585 Canada Inc., a wholly-owned subsidiary of BCE Inc. We retain our existing 33 1/3% voting equity ownership in TerreStar Canada Holdings.

Our Relationship with 4491190 Canada

4491190 Canada Inc. ("RetailCo") is a Canadian registered entity established for the purpose of providing commercial MSS/ATC services in Canada using the TerreStar-1 satellite and 2GHz terrestrial spectrum. On August 11, 2009, TerreStar Networks and 4491181 Canada Inc. (“4491181 Canada”) entered into a Shareholder’s Agreement pursuant to which TerreStar Networks became the 20% holder of RetailCo Class A stock and 100% owner of RetailCo non-voting Class B stock. 4491181 Canada is under common ownership with 4491165 Canada. The Shareholder’s agreement grants TerreStar Networks some limited minority shareholder rights and the ability to nominate one of five directors. In the event of a dilutive event including issuing a debt instrument, a share issuance or a share transfer or sale, TerreStar Networks has various options to maintain its relative percentage ownership amounts. Such options include pre-emptive rights, right of first offer, co-sale, and drag along.

RetailCo has entered a Wholesale Satellite Capacity Agreement with TerreStar Canada whereby RetailCo has the right to use up to 10% of the capacity of TerreStar-1 on a per minute/per megabyte basis. RetailCo intends to enter into various agreements to allow for the use of TerreStar Networks handsets in Canada and for the sale of end user devices in the Canadian market.

RetailCo has entered a Rights and Services agreement under which it is expected to procure some network and technical services from TerreStar Networks to facilitate the development and integration of its network with TerreStar Canada and TerreStar Networks.

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Corporation became the indirect majority holder of TerreStar Global. As of December 31, 2009, we owned approximately 86.5% of the outstanding shares of TerreStar Global.

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

While TerreStar Europe was not awarded a 2 GHz MSS S-band spectrum authorization in the recent European Commission proceeding, TerreStar Global continues to explore ways in which it can participate in the European market.

TerreStar Holdings Inc.

TerreStar Holdings was formed in September 2009 as a wholly-owned subsidiary of TerreStar Corporation. TerreStar 1.4 Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of TerreStar Holdings, holds the FCC licenses for certain 1.4GHz terrestrial spectrum and has entered into a lease of that spectrum with an entity controlled by Harbinger. At December 31, 2009, TerreStar Corporation’s consolidated financial statements include TerreStar Holdings and its wholly-owned subsidiary TerreStar 1.4 Holdings LLC.

Current Year and other Recent Developments

Our first satellite was launched and is operational.

In July 2009, our TerreStar-1 satellite was successfully launched, reaching its assigned orbital slot, and its 18 meter S-band reflector has been successfully deployed. We have completed in-orbit testing, and on February 22, 2010 we announced that the initial on-orbit testing phase of the ground based beam forming system was complete.

We received FCC approval for ATC.

On January 13, 2010, the FCC granted us authority to integrate terrestrial use of our 20 MHz S-band spectrum into our next generation mobile wireless network. This approval was a critical step in our ability to be able to operate a combined satellite and terrestrial network.

We have a new Canadian joint venture partner.

In August 2009, the Trio 2 General Partnership purchased the 66 2/3% voting equity stake in TerreStar Canada Holdings previously held by a wholly-owned subsidiary of BCE, while we retained the remaining 33 1/3% voting equity ownership. The Trio 2 General Partnership is majority-owned by certain managing partners of Trio Capital Inc., a Canadian investment firm, including Jacques Leduc. Mr. Leduc is also a member of TerreStar’s board of directors and a member of the nominating committee.

TerreStar Canada Holdings owns 80% of the voting equity of TerreStar Canada, which in turn holds title to the TerreStar-1 satellite, but which has granted us a right to use capacity on the TerreStar-1 satellite under an Indefeasible Right of Use Agreement. We own the remaining 20% of the voting equity of TerreStar Canada. TerreStar Canada also holds the Industry Canada approvals for the launch and operation of TerreStar-1 for purposes of providing mobile satellite services in Canada. We have entered into arrangements with Trio or its affiliates to carry on the business of developing and deploying integrated mobile satellite and terrestrial services in Canada.

We entered into additional agreements regarding our terrestrial network and components.

Infineon Technologies software-defined-radio chipset agreement. In March 2009, we entered into an agreement with Infineon Technologies for the design and development of a multi-standard mobile platform based on Infineon’s innovative software-defined-radio technology. Infineon’s chipset technology will enable satellite-terrestrial handsets to operate with multiple cellular and satellite-based communications technologies including GSM, GPRS, EDGE, WCDMA, HSDPA, HSUPA and GMR-2G/3G. The Infineon Agreement also contemplates that we could share the cost of the Infineon technology with additional operators who would bear their proportionate share of the costs of the total contract price. SkyTerra also entered into the Infineon Agreement with us, which should reduce our share of the development and software costs under the Infineon Agreement to approximately $21.7 million. The agreement also allows us to add up to two additional operators to further reduce the cost per operator.

GMR1-3G technology development agreement with Hughes. In conjunction with the Infineon Agreement, also in March 2009, we entered into an agreement with Hughes Network Systems for additional software development work with respect to a satellite base subsystem Hughes was already developing for us based on the GMR1-3G technology. Our agreements with Hughes now contemplate delivery of the full satellite base subsystem development required with respect to the GMR1-3G air interface to be included in connection with the Infineon software-defined-radio technology. SkyTerra also entered into the GMR1-3G software components agreement with Hughes, which should reduce our share of the development and software costs incurred under the GMR1-3G software components agreement to approximately $8 million.

Both the Infineon Agreement and the Hughes GMR1-3G software components agreement contain provisions for the recovery of certain contract costs through royalties and discounts, so potentially more than half of the costs we will incur may be subject to later reimbursement.

Technology development agreement with Alcatel-Lucent. As previously reported, we entered into a technology development agreement with Qualcomm in December 2008 for the development of a satellite air-interface to be included in certain of its device chipsets. In March 2009, we entered into an agreement with Alcatel-Lucent to develop a production satellite base station subsystem designed to work with the chipsets produced under the Qualcomm Agreement. The Alcatel-Lucent Agreement contemplates that other operators, including SkyTerra, may share in the non-recurring expenses. Our portion of the development and software costs under the Alcatel-Lucent Agreement is approximately $11.1 million dollars.

AT&T has entered into a marketing agreement with us.

In September 2009, we entered into a Mobile Satellite Services and Support Agreement with AT&T Mobility under which AT&T will offer certain of our satellite communications services to government and enterprise customers.

We have leased our 1.4GHz terrestrial spectrum to Harbinger.

In September 2009, we entered into a Spectrum Manager Lease Agreement with an affiliate of Harbinger Capital Partners Master Fund I, Ltd. under which the Harbinger affiliate is leasing our rights to use certain 1.4GHz terrestrial spectrum. The lease has an initial term through April 2017, renewable at the lessee’s option for two additional terms of ten years each subject to FCC renewal of the licenses. The lease payments are initially $1 million per month and will increase to $2 million per month no later than July 2010, and could increase earlier depending upon the satisfaction of certain conditions. Under certain conditions the lessee has an option, but not the obligation, to purchase the licenses, subject to the approval of our board. The lessee also has a right of first refusal to match the price (less credit for certain amounts paid under the agreement) in any potential transfer of the licenses to a third party.

In January 2010, in exchange for a $30 million prepayment of amounts due under the lease, we entered into further agreements with Harbinger. We agreed to negotiate with Harbinger on an exclusive basis for a period of 90 days towards an agreement under which our S-band spectrum would be pooled with other spectrum to provide mobile communications services. As part of this exclusivity agreement, we have agreed that we would not enter into any agreement relating to the S-band spectrum other than with Harbinger, nor grant any third party rights with respect to the S-band spectrum that would interfere with use of the S-band spectrum by Harbinger or limit our ability to enter into a transaction with Harbinger regarding the S-band spectrum.

We also have agreed that any remaining unamortized portion of the $30 million prepayment that would not otherwise have been paid under the lease will be refunded by us under certain circumstances, including termination or breach by us of the lease, termination or breach by us of the exclusivity agreement or if we cannot obtain consents necessary to enter into and perform the S-band spectrum agreement or we cease to have rights to substantially all the S-band spectrum.

Our exchange offers are in progress.

We have launched offers to exchange our Series A and B Preferred Stock for new Series F preferred stock of our new wholly-owned subsidiary, TerreStar Holdings. The new Series F preferred stock of TerreStar Holdings would not be redeemable until April 2014. The exchange offers and consent solicitation, originally launched in November 2009, are currently scheduled to expire on April 2, 2010.

Critical Accounting Policies and Significant Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. The preparation of financial statements requires management to use judgment and make estimates. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant or complex judgments and estimates on the part of management. Our most significant estimates relating to our continuing operations include the valuation of stock-based compensation, deferred tax assets, fair value of derivatives, legal contingencies, intangible assets and long-lived assets.

Valuation of Long-lived Assets Including Intangible Assets

A significant portion of our total assets are long-lived assets primarily consisting of property and equipment and intangible assets. Property and equipment, or P&E, consists of network, lab, office and computer equipment, software and leasehold improvements. Intangible assets consists of the indefinite lived 1.4GHz spectrum and definite lived intangible assets related to radio spectrum and other intellectual property that were obtained in connection with several exchange transactions of our common stock for TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2006.

As of December 31, 2009, property and equipment and intangibles represented approximately $947.1 million and $362.3 million, respectively, of our total assets of $1.4 billion. Intangible assets that have finite useful lives are amortized over their estimated useful life of 15 years. As of December 31, 2009, we have not commenced the depreciation of TerreStar-1 as it is determined not yet ready for intended use. We calculate depreciation and amortization on long-lived assets using the straight-line method based on the estimated economic useful lives as follows:

Long Lived Assets	Estimated Useful Life
Network, lab and office equipment	5 years
Computers, software and equipment	3 years
Leasehold improvements	Lesser of lease term or estimated useful life
Satellite and Terrestrial Network	15 years

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

Additionally, we completed the annual impairment test for our indefinite lived intangible assets consisting of 1.4 GHz spectrum licenses and noted no impairment as of December 31, 2009.

Recently Issued Accounting Pronouncements

On January 1, 2009 we adopted authoritative guidance on fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of new guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the FASB accounting standard update which provided guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This update applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possesses derivative characteristics and provides a two-step approach to assist in making these determinations. The adoption of this guidance did not have any impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the FASB accounting standard update which addresses whether unvested instruments granted in share-based payment transactions that contain non forfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under the FASB authoritative guidance. The adoption of this update did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. The first update provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update requires disclosure about fair value of financial instruments for interim reporting periods as well as in the annual financial statements. The adoption of these accounting updates did not have any impact on our consolidated financial statements.

Effective April 1, 2009, we adopted a new accounting standard issued by the FASB for subsequent events which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, the FASB amended this new accounting standard to eliminate the disclosure requirement regarding the date through which subsequent events have been evaluated. The adoption of the new accounting standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an accounting standard which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and to continuously assess whether they must consolidate VIE’s. This standard is effective for us beginning January 1, 2010. We are currently evaluating the impact, if any, of this standard on our consolidated financial statements.

In October 2009, the FASB issued an accounting guidance update related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the consideration under the arrangement is allocated across the individual deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the impact, if any, on our consolidated financial statements.

Results of Operations—Consolidated

Years Ended December 31, 2009 and 2008

Operating Expenses

	Year Ended December 31,
	2009	2008	Change	% Change
	(in thousands)
General and administrative	$67,359	$88,536	$(21,177)	(23.9)%
Research and development	69,882	73,560	(3,678)	(5.0)%
Depreciation and amortization	24,028	22,479	1,549	6.9%
Loss on asset disposal	9	6,768	(6,759)	NM

Total operating expenses	$161,278	$191,343	$(30,065)	(15.7)%

NM:	Not Meaningful

General and administrative: Our general and administrative expenses decreased by approximately $21.2 million or 23.9% for the year ended December 31, 2009 as compared to the same period in 2008. The change is attributed to a decrease of approximately $8.6 million in salaries and wages, bonuses and employee benefits, a decrease of $6.5 million in lab and network equipment expense, a decrease of $3.4 million in collocation, tower, CES and gateway site expenses, a decrease of $5.6 million in consulting expenses and other administrative expenses, partially offset by an increase of $2.9 million related to stock based compensation.

Research and development costs: Research and development costs decreased by $3.7 million or 5.0% for the year ended December 31, 2009 as compared to the same period in 2008. The decrease is related to a $5.2 million decrease in satellite research and development and a reduction of $2.5 million in research and development headcount, which is offset by a $4.0 million increase in research and development related to handset design and development.

Depreciation and amortization: Depreciation and amortization increased by $1.5 million or 6.9% for the year ended December 31, 2009 as compared to the same period in 2008. The increase is primarily driven by a higher asset base in network equipment, capitalized software and lab equipment.

Loss on asset disposal: Asset disposal expenses decreased by approximately $6.8 million for the year ended December 31, 2009 as compared to the same period in 2008. In 2008, the loss related to the write-off of $5.5 million in assets under construction as the assets were abandoned in addition to $1.3 million of equipment in service that was deemed obsolete and written off.

Years Ended December 31, 2009 and 2008

Other (Expenses) and Income

	Year Ended December 31,
	2009	2008	Change	% Change
	(in thousands)
Interest expense	$(64,275)	$(54,764)	$(9,511)	17.4%
Interest income	221	3,328	(3,107)	(93.4)%
Other Income	832	827	5	0.6%
Loss on investment in SkyTerra	—	(126,224)	126,224	NM
Decrease in dividend liability	—	77,708	(77,708)	NM

NM:	Not Meaningful

Interest expense: Interest expense increased by $9.5 million or 17.4% for the year ended December 31, 2009 as compared to the same period in 2008. Interest cost increased by $42.3 million driven by higher balances on our debt and interest, additional borrowings through credit facility during 2009 and as a result of paid-in-kind interest added back to the principal offset by a $32.8 million increase in capitalized interest.

Interest Income: Interest income decreased by $3.1 million for the year ended December 31, 2009 as compared to the same period in 2008 that was caused by lower interest rates earned on our investments in addition to decreased investment balances.

Loss on investment in SkyTerra: There were no sales of SkyTerra shares for the year ended December 31, 2009. In February 2008, we sold 14.4 million SkyTerra shares, and as a result, we recognized a loss of $27.4 million. In September 2008, we sold the remaining 29.9 million shares of our SkyTerra investment, and we recognized a loss of $99 million.

Decrease in dividend liability: There was no dividend liability in 2009; we divested our SkyTerra shares in 2008.

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

Depreciation and amortization: Depreciation and amortization increased by $4.3 million or 23.4% for the year ended December 31, 2008 as compared to the same period in 2007. Depreciation expense increased by $2.1 million, driven mostly by a higher asset base in network equipment, capitalized software and lab equipment. Since January 2008, we engaged in several exchange transactions of our common stock for TerreStar Networks common stock with minority interest shareholders. The common stock exchanges resulted in an allocation of $7.6 million to intangible assets, including the tax effect. Amortization expense increased by $2.1 million for the year ended December 31, 2008.

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

Years Ended December 31, 2008 and 2007

Other Expenses and Income

	Year Ended December 31,
	2008	2007	Change	% Change
	(in thousands)
Interest expense	$(54,764)	$(52,584)	$(2,180)	4.1%
Interest income	3,328	12,215	(8,887)	(72.8)%
Other income	827	325	502	154.5%
Equity in losses of MSV	—	(7,338)	7,338	NM
Loss on investment in SkyTerra	(126,224)	—	(126,224)	NM
Other than temporary impairment-SkyTerra	—	(106,800)	106,800	NM
Decrease in dividend liability	77,708	71,046	6,662	9.4%

NM:	Not Meaningful

Interest expense: Interest expense increased by $2.2 million or 4.1% for the year ended December 31, 2008 as compared to the same period in 2007. Interest expense increased by $40.6 million, offset by a $33 million increase in capitalized interest and a $5.4 million reduction in financing fees.

Interest income: Interest income decreased by $8.9 million or 72.8% for the year ended December 31, 2008 primarily due to a decrease in interest income of $8.8 million due to decreasing interest rates.

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

Decrease in dividend liability: Our dividend liability decreased by $6.7 million or 9.4% for the year ended December 31, 2008, due to the change in value of our SkyTerra shares prior to the sale of our investment in SkyTerra.

Going Concern, Liquidity and Capital Resources

In assessing our liquidity, we analyze our cash, our investments, anticipated revenue streams and our financing, operating and capital expenditure commitments, including preferred stock redemption obligations. Our principal liquidity needs are to satisfy working capital requirements, operating expenses, capital expenditure, debt and preferred stock redemption obligations. Based on our current plans, there is substantial doubt that the available cash balance, investments and available borrowing capacity as of December 31, 2009 will be sufficient to satisfy the projected funding needs for all of 2010. We will likely require additional funding in the second quarter of 2010 unless we are able to extend our obligations and commitments to future periods. We cannot guarantee that financing will be available or available on favorable terms. If we fail to obtain necessary financing on a timely basis, we may be forced to curtail operations or take other actions that will impact our ability to conduct our operations as planned. Our 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

We are currently considering various alternatives to extend our liquidity and raise capital. The redemption obligation under the Series A and Series B preferred stock may be satisfied by permitting the holders of such preferred stock, voting as a class, to elect a majority of our Board of Directors. We have also commenced an exchange offer for our outstanding preferred stock as more fully described in Note 18. Further, we are evaluating other potential sources of funding including those described in Note 18.

Our principal sources of liquidity consist of our current cash balances, which includes advances of $30.0 million from our 1.4GHz terrestrial spectrum lease agreement (“Lease Agreement”) received in January 2010, investments and credit available through our secured borrowing under TerreStar-2 Purchase Money Credit Agreement (“Credit Agreement”), of which $42.5 million is available as of December 31, 2009 and which is available solely for construction and completion of our second satellite, TerreStar-2. As of December 31, 2009, we had $45.1 million of cash and cash equivalents and $0.5 million of restricted cash. After giving effect to the net proceeds and advances available under the Lease Agreement and Credit Agreement, we have approximately $118.1 million of liquid resources available to fund operations.

Our short-term liquidity needs are principally related to our operating expenses, continuing commitments related to the design and development of our handset and chipset, development of our ground based satellite infrastructure and the potential redemption obligation under our Series A and B Preferred Stock. As of December 31, 2009, we had contractual obligations of $562.2 million due within one year, consisting of approximately $429.9 million related to the redemption of Series A and B Preferred Stock, which if not previously converted into shares of our common stock or if the holders have not been given the right to elect a majority of our Board of Directors, will be due on April 15, 2010, $51.5 million related to our satellite system, $0.2 million related to interest or debt obligations, $76.1 million related to our handset, chipset, terrestrial network and orbital incentive payments related to our satellite contract and $4.5 million for operating leases.

We will require additional financing to fund operations and ongoing network development. As of December 31, 2009, we had aggregate operational contractual payment obligations of approximately $212.2 million, consisting of approximately $119.2 million for the TerreStar Networks’ satellites and incentive payments; approximately $9.1 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas, data centers, and site hosting agreements and approximately $83.9 million for obligations related to the build out of our terrestrial network and handset and chipset costs. The ability to fund these costs will depend on our future performance, which is subject in part to the execution of post satellite launch activities, general economic, financial and regulatory conditions and other factors that are beyond our control, including trends in the industry and technology developments. Also, we may not be able to obtain this additional financing on acceptable terms or at all. Additionally, the terms of our current financing and contractual arrangements include significant limitations, among other factors, on our ability to incur additional debt, collateralize any additional new financing with our assets and the structure of any new financing transaction.

Summary of Cash Flows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Net cash used in Operating Activities	$(113,347)	$(163,310)
Net cash (used in) provided by Investing Activities	(100,361)	99,228
Cash flows from Financing Activities:
Net proceeds from issuance of debt and equity securities	—	195,732
Proceeds from TerreStar-2 Purchase Money Credit Agreement	24,350	33,175
Dividends paid on Series A cumulative convertible preferred stock	(2,362)	(13,086)
Payments for capital lease obligations	(70)	(59)
Debt issuance costs and other charges	—	(3,954)

Net cash provided by Financing Activities	21,918	211,808

Foreign exchange effect on cash and cash equivalents	95	(40)

Net increase (decrease) in cash and cash equivalents	(191,695)	147,686
Cash and Cash Equivalents, beginning of period	236,820	89,134

Cash and Cash Equivalents, end of period	$45,125	$236,820

Operating Activities

Net cash used in operating activities for the year ended December 31, 2009 was $113.3 million as compared to net cash used in operating activities for the year ended December 31, 2008 of $163.3 million. The decrease of $50.0 million is primarily attributable to a decrease in operating losses, partially offset by the loss on investment in SkyTerra that occurred in 2008.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 was $100.4 million as compared to net cash provided by investing activities for the year ended December 31, 2008 of $99.2 million. The change of $199.6 million is primarily attributable to the proceeds of $199.1 million from the sale of SkyTerra shares received in 2008.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2009 was $21.9 million as compared to net cash provided by financing activities for the year ended December 31, 2008 of $211.8 million. The decrease of $189.9 million was primarily attributable to a decrease in debt proceeds in the amount of $204.6 million which is offset by a reduction of dividends paid of approximately $10.7 million and in debt issuance costs of approximately $4.0 million.

Debt Obligations

During 2009, we borrowed $24.4 million under the TerreStar-2 Purchase Money Credit Agreement.

For further detail discussion on Debt Obligations, please refer to Note 8, Long-Term Debt, of the notes to the financial statements.

Contractual Cash Obligations

As of December 31, 2009, we had TerreStar Notes and accrued interest, of $837.5 million, maturing on February 14, 2014, with cash interest payments commencing on February 15, 2011; TerreStar Exchangeable

Notes and accrued interest, of $169.7 million maturing on June 15, 2014, with cash interest payments commencing on June 15, 2011; and TerreStar-2 purchase money credit facility and accrued interest of $67.8 million, maturing on February 5, 2013, with cash interest payments commencing on June 30, 2012. TerreStar Corporation had no preferred stock obligations, other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted, given certain voting rights, or repaid, the entire preferred stock amount of $429.9 million, including accrued dividends, will be due on April 15, 2010 or we may provide the holders with the right to elect a majority of our Board of Directors. On April 15, 2007, TerreStar Corporation paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable at TerreStar Corporation’s option in cash (at a 5.25% annual interest rate) or common stock (at a 6.25% annual interest rate) through April 15, 2010.

We lease office space and equipment under operating leases expiring through 2012.

Our corporate headquarters is located in Reston, Virginia. We lease approximately 23,000 square feet of office space for which the lease terms expire in 2011. We lease our network operations center and engineering laboratory facility located in Richardson Park, Texas, totaling 31,031 square feet under a lease term that expires in 2012 and includes two five-year renewal options. In addition, we lease our network testing facility located in Salt Lake City, Utah, totaling approximately 7,000 square feet of office and warehouse space under a lease term that expires in 2012. We also lease approximately 67,000 square feet of office space in Lincolnshire, IL, our former corporate headquarters, for which the lease term expires in 2010. We currently sublease approximately 18,000 square feet of office space in Lincolnshire for which the sublease terms expires in 2010. For the years ended December 31, 2009, 2008 and 2007, the income related to the sublease agreements represented $0.3 million, $0.3 million and $0.2 million, respectively. Approximately 49,000 square feet of office space in Lincolnshire is currently unused capacity. We plan to sublease the unused space in the future as demand develops.

TerreStar has contractual commitments of $119.2 million related to the completion of our TerreStar 2 satellite, performance incentives and completion of the ground network related to the satellite and a $4.5 million payment to our launch vendor if we do not schedule a launch by the end of 2010. We also have commitments of $83.9 million related to the completion of our handset and development of future chipset technologies and the build-out of our terrestrial network. In 2007, pursuant to our plan to establish national-wide terrestrial network build-out, we entered into equipment and service agreement related to network build-out. Under the contract we were obligated to purchase certain minimum amounts of equipment related to network build-out with certain fixed time frames, largely starting from December 2010, failure to make such purchases would result in liquidated damages payable to the vendor. As of December 31, 2009, we are currently evaluating various alternatives under the contract to reduce potential liquidated damage liabilities upon our failure to meet the contractual obligation. As of result, we currently disclose the maximum potential liquidating damages of $38.6 million as commitment related to Network, Capital Equipment and Services. We also have commitments of $8.8 million related to the completion of our handset that will be completed this year and $33.1 million related to the development of next generation chipsets which should be completed by the end of 2011.

The following are contractual commitments as of December 31, 2009:

	TOTAL	< 1 yr	1-3 yrs	4-5 yrs	5+ yrs
	(in thousands)
Satellites(a)	$119,249	$51,540	$32,219	$4,121	$31,369
Leases	9,053	4,465	4,540	48	—
Network, capital equipment and services(b)	83,905	76,101	7,804	—	—
Preferred stock obligations	429,947	429,947	—	—	—
Debt obligations	1,776,654	150	520,063	1,256,441	—

	$2,418,808	$562,203	$564,626	$1,260,610	$31,369

(a)	The amount excludes in-orbit incentives.
(b)

The cost of certain development efforts are shared with other operators. We could incur additional commitments related to those efforts in the event that one or more of those operators discontinued their participation.

Off-Balance Sheet Financing

As of December 31, 2009, we did not have any material Off-Balance Sheet arrangements as defined in Item 303(a)(4)(ii) under Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are exposed to market risk and can be affected by, among other things, general economic conditions, interest rate changes, foreign currency fluctuations, and changes in the market values of investments.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by primarily investing in highly rated short-term commercial paper, investment-grade corporate and government obligations and money market funds. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of December 31, 2009. We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

We do not have a cash flow exposure to changing interest rates on our 15% Senior Secured PIK Notes, 6.5% Exchangeable Notes and 14% TerreStar-2 Purchase Money Credit Agreement other than additional interest contingent upon not meeting certain milestones according to the terms of indentures.

Foreign Currency Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. Based on the current volume of transactions, the fluctuation in the exchange rates of these currencies against the U.S. dollar does not have a material impact on our results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Such internal control includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, our management has determined that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2009. This report is included in the report of independent registered public accounting firm herein.

Remediation Activities and Changes in Internal Control over Financial Reporting

Management has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our annual report on Form 10-K for the year ended December 31, 2008, management’s assessment of our internal control over financial reporting as of December 31, 2008 identified five material weaknesses in our internal control over financial reporting as of that date. During the fourth quarter of 2009, we continued to implement and tested several changes in our internal control over financial reporting to remediate the material weaknesses described above. Management believes that the measures implemented during 2009 to remediate these material weaknesses, which were tested in the fourth quarter of 2009, positively affected our internal control over financial reporting. Changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Description of Remediation Actions:

•	Strengthened finance department with key staff additions and replacements during 2009;

•	Implemented a formal monthly close process;

•	Improved procedures to ensure accurate financial reporting;

•	Improved the accounts payable process to ensure timely and accurate recordation of transactions;

•	Enhanced the monthly review process to ensure appropriate segregation of duties within the SAP accounting system;

•	Required finance staff to participate in continuing professional education.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TerreStar Corporation

We have audited TerreStar Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TerreStar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TerreStar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TerreStar Corporation as of December 31, 2009 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended of TerreStar Corporation and our report dated March 16, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding TerreStar Corporation’s ability to continue as a going concern.

/s/ Ernst & Young LLP

McLean, Virginia

March 16, 2010

Item 9B.	Other Information

Submission of Matters to a Vote of Security Holders

In connection with an exchange offer and consent solicitation that we commenced on November 16, 2009, we filed a Consent Solicitation Statement dated December 7, 2009 with the Securities and Exchange Commission on Schedule 14A. We solicited the written consents and approval from the holders of our outstanding shares of common stock to take Actions by Written Consent of Stockholders in Lieu of a Special Meeting authorizing the following: (i) an amendment to our Restated Certificate of Incorporation to increase its previously authorized 240,000,000 shares of common stock to 800,000,000; (ii) an amendment to our Restated Certificate of Incorporation by an amendment to the Certificate of Designations of our Series B Cumulative Convertible Preferred Stock, including without limitation the amendment of the conversion price in respect of the securities issuable upon conversion of the Series B Preferred and the maturity date; and (iii) an amendment to our Restated Certificate of Incorporation by an amendment to the Certificate of Designations of our Series E Junior Participating Preferred Stock, including without limitation the amendment of the exchange ratio and anti-dilution protections in respect of the securities issuable upon conversion of the Series E Preferred.

The results of the solicitation are as follows:

	Votes For	Against	Abstentions	Broker Non Votes
1) The proposal to amend our Restated Certificate of Incorporation to increase its previously authorized 240,000,000 shares of common stock to 800,000,000 was approved	93,710,687	15,475,017	265,804	—
2) The proposal to amend our Restated Certificate of Incorporation by an amendment to the Certificate of Designations of our Series B Cumulative Convertible Preferred Stock was not approved because a majority of outstanding shares did not vote on the proposal	57,653,441	1,178,910	107,226	50,511,931
3) The proposal to amend the Company’s Restated Certificate of Incorporation by an amendment to the Certificate of Designations of the Company’s Series E Junior Participating Preferred Stock, was not approved because a majority of outstanding shares did not vote on the proposal	57,625,709	1,216,697	97,171	50,511,931

We have not yet taken the necessary steps to amend our Restated Certificate of Incorporation pursuant to Proposal 1 but plan to do so in the future.

PART III

Items 10 through 14 will be included in our Proxy Statement for our 2010 Annual Meeting of the Stockholders, and are incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers, audit committee and audit committee financial expert and information regarding our compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference to our Proxy Statement for the 2010 Annual Meeting to be filed within 120 days of the first end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information set forth under the sections captioned “Executive Compensation” and “Certain Relationships and Related Transactions” is incorporated herein by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Other Transactions” and “Election of Directors—Independence of Directors” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days of the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” is incorporated herein by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a).	The following documents are filed as part of this Form 10-K:

1)	The following consolidated financial statements of TerreStar Corporation are included as follows:

2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

3)	Exhibits.

3.1	Restated Certificate of Incorporation of TerreStar Corporation (as restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

3.2	Amended and Restated Bylaws of TerreStar Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 10, 2007).

3.3	Certificate of Correction filed to correct a certain error in the Certificate of Designations of the Series A Cumulative Convertible Preferred Stock of Motient Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on August 3, 2005).

3.4	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 31 to the Company’s Current Report on Form 8-K filed on October 31, 2005).

3.5	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, filed June 24, 2005).

3.6	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-3, filed August 7, 2006).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (the “Q3 2007 10-Q”).

3.8	Certificate of Designations of Series E Junior Participating Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of TerreStar Corporation (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 (the “Q2 2008 10-Q”).

3.9	Certificate of Amendment of the Restated Certificate of Incorporation of TerreStar Corporation (incorporated by reference to Exhibit 3.9 to the Q2 2008 10-Q).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Q3 2007 10-Q).

4.2	First Supplemental Indenture, Dated February 7, 2008, among TerreStar Networks Inc., as the issuer, certain guarantors party hereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 8, 2008 (the “February 2008 8-K”)).

4.3	Second Supplement Indenture, dated February 7, 2008, among TerreStar Networks Inc., as the issuer, certain guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the February 2008 8-K).

4.4	Indenture dated February 7, 2008, among TerreStar Networks Inc., as the issuer, the Company, certain subsidiaries of TerreStar Networks Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the February 2008 8-K).

4.5	Indenture, dated November 28, 2006 among the Company, as issuer, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., as guarantors, and U.S. Bank National Association, as trustee (including form of Senior Secured Note due 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).

4.6	Purchase Money Credit Agreement, dated February 5, 2008, among TerreStar Network Inc., as the borrower, the guarantors party thereto from time to time and U.S. Bank National Association, as collateral agent, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and EchoStar Corporation, as lenders. (incorporated by reference to Exhibit 4.1 to the February 2008 8-K).

10.1*	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-92326)).

10.2	Form of Warrant to purchase shares of the Company’s common stock issued to lenders under Amendment No. 1 to Amended and Restated Term Credit Agreement, dated March 16, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.3	Registration Rights Agreement, dated as of November 12, 2004, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.4	Form of Common Stock Purchase Warrant, dated as of November 12, 2004 (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5	Registration Rights Agreement, dated February 9, 2005 by and among the Company, Telcom Satellite Ventures Inc., et al (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1/A filed on February 14, 2005 (the “2005 S-1”).

10.6	Form of Warrant to purchase the Company’s common stock, dated February 9, 2005 (incorporated by reference to Exhibit 10.60 to the 2005 S-1).

10.7	Amended and Restated Registration Rights Agreement dated October 26, 2005 by and among the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2005).

10.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 15, 2005).

10.9	Registration Rights Agreement dated May 6, 2006 by and among the Company, SkyTerra Communications, Inc., each of the Blocker Corporations and each of the stockholders of the Blocker Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K initially filed on May 11, 2006 (the “May 2006 8-K”)).

10.10	Registration Rights Agreement dated May 6. 2006 by and among the Company and certain funds affiliated with Columbia Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.5 to the May 2006 8-K).

10.11	TerreStar Networks Inc. Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 99.7 to the May 2006 8-K).

10.12	Registration Rights Agreement by and between the Company and SkyTerra Communications, Inc. dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 25, 2006).

10.13	Second Amended and Restated Intellectual Property Assignment and License Agreement by and between TerreStar Networks Inc. and ATC Technologies, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 28, 2006).

10.14	Securities Purchase Agreement, dated November 27, 2006, by and among the Company, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., as the Guarantors, and the purchasers identified on Schedule of Buyers attached thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2006 (the “November 2006 8-K”)).

10.15	Security Agreement, dated as of November 28, 2006, among the Company, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., and U.S. Bank National Association, as the collateral agent. (incorporated by reference to Exhibit 10.2 to the November 2006 8-K).

10.16	Exchange Agreement dated January 15, 2007 by and among the Company, MVH Holdings Inc. and BCE Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2007 (the “January 2007 8-K”).

10.17	Registration Rights Agreement dated January 15, 2007 by and between the Company and BCE Inc. (incorporated by reference to Exhibit 10.2 to the January 2007 8-K).

10.18**	Launch Services Agreement dated November 8, 2006 by and between TerreStar Networks Inc. and Arianespace (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed March 30, 2007 (the “2007 10-K”)).

10.19**	Contract between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Space-Based Network, effective January 25, 2007(incorporated by reference to Exhibit 10.47 to the 2007 10-K).

10.20	Indenture, dated as of February 14, 2007, among TerreStar Networks Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (including form of Senior Secured PIK Note due 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2007 (the “February 2007 8-K”)).

10.21	U.S. Security Agreement, dated as of February 14, 2007, among TerreStar Networks Inc. and the future guarantors party thereto in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the February 2007 8-K).

10.22	Funding Agreement, dated February 14, 2007, among the Company, Motient Ventures Holding Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.3 to the February 2007 8-K).

10.23	Registration Rights Agreement dated March 8, 2007 by and between the Company and Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Stanfield Offshore Leveraged Assets, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2007).

10.24	Purchase Agreement dated February 8, 2007 by and among TerreStar and JPMorgan Securities Inc., Lehman Brothers Inc. and UBS Securities LLC, as Representatives of the several initial purchasers listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2007).

10.25**	Contract between TerreStar Networks Inc. and Hughes Network Systems, LLC for the Design, Development and Supply of Satellite Base Station Subsystem, effective February 6, 2007 (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q dated May 10, 2007).

10.26	Shareholders Agreement dated April 5, 2007 between TMI Communications and Company, Limited Partnership, and TerreStar Networks Inc., and TerreStar Networks Holdings (Canada) Inc., and TerreStar Networks (Canada) Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-Q dated August 9, 2007 (the “Q2 2007 10-Q”).

10.27	Rights and Services Agreement dated April 5, 2007 by and between TerreStar Networks (Canada) Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.54 to the Q2 2007 10-Q).

10.28	Guarantee dated April 5, 2007 by and between TerreStar Networks (Canada) Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.55 to the Q2 2007 10-Q).

10.29**	Contract between TerreStar Networks Inc. and Nokia Siemens Networks US LLC for a Network Equipment and Services Agreement, effective August 22, 2007 (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-Q dated November 9, 2007 (the “Q3 2007 10-Q”).

10.30	Contract between TerreStar Networks Inc. and Elektrobit, Inc. for a Master Development & Licensing Agreement, effective August 10, 2007 (incorporated by reference to Exhibit 10.57 to the Q3 2007 10-Q).

10.31	Registration Rights Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc., EchoStar Corporation, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and other institutional investors party thereto. (incorporated by reference to Exhibit 4.5 to the to the February 2008 8-K).

10.32	Master Investment Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the to the February 2008 8-K).

10.33	Master Investment Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.2 to the to the February 2008 8-K).

10.34	Spectrum Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and EchoStar Corporation (incorporated by reference to Exhibit 10.4 to the February 2008 8-K).

10.35	Spectrum Contribution Agreement, dated February 5, 2008, among the Company and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.5 to the February 2008 8-K).

10.36*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Dennis Matheson (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 22, 2008 (the “January 2008 8-K”)).

10.37*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Jeffrey W. Epstein (incorporated by reference to Exhibit 10.6 to the January 2008 8-K).

10.38*	Contract by and between TerreStar Networks Inc. and Bechtel Communications, Inc. for a Master Services Agreement, effective October 18, 2007 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”)).

10.39*	Amended and Restated Contract for Terrestar-1 by and between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Satellite Program, effective December 12, 2007 (incorporated by reference to Exhibit 10.65 to the 2007 10-K).

10.40*	Amended and Restated Contract for Terrestar-2 by and between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Satellite Program, effective December 12, 2007 (incorporated by reference to Exhibit 10.65 to the 2007 10-K).

10.41	Stock Purchase Agreement dated February 6, 2008, by and among the Company, Motient Ventures Holding Inc. and Harbinger Capital Partners Master Fund I L.P. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008).

10.42	Letter Agreement dated May 20, 2008 Amending Terms of Employment Agreement by and between TerreStar Networks Inc. and Jeffrey Epstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008 (the “May 2008 8-K”).

10.43	Letter Agreement dated May 20, 2008 Amending Terms of Employment Agreement by and between TerreStar Networks Inc. and Dennis Matheson (incorporated by reference to Exhibit 10.2 to the May 2008 8-K).

10.44	Stock Purchase Agreement dated September 12, 2008 by and among Harbinger Capital Partners Master Fund I, LTD, Harbinger Capital Partners Special Situations Fund, L.P. and Motient Ventures Holding Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2008 (the “Q3 2008 10-Q”).

10.45	Form of Agreement for Transfer and Exchange dated September 12, 2008 between TerreStar Corporation and SkyTerra Communications (incorporated by reference to Exhibit 10.2 to the Q3 2008 10-Q).

10.46**	Addendum and Amendment to Contract between TerreStar Networks Inc. and Hughes Network Systems, LLC for Design, Development and Supply of Satellite Base Station Subsystem (S-BSS) dated as of May 3, 2007 (incorporated by reference to Exhibit 10.3 to the Q3 2008 10-Q).

10.48	Amendment to Statement of Work dated January 22, 2008 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated May 6, 2009 (the “Q1 2009 10-Q”)).

10.49**	Statement of Work dated October 22, 2008 (SBSS Integration Support) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Q1 2009 10-Q).

10.50**	Statement of Work dated January 02, 2009 (Commercial PDA Phone Specification) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Q1 2009 10-Q).

10.51**	Statement of Work dated January 02, 2009 (Mininet Campaign Testing) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Q1 2009 10-Q).

10.52**	Statement of Work dated January 02, 2009 (Antenna Feasibility Study) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Q1 2009 10-Q).

10.53**	Amendment to Statement of Work dated January 02, 2009 (SBSS Integration Support) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Q1 2009 10-Q).

10.54**	Amendment No. 2 to Statement of Work (SBSS Integration Support) dated February 05, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Q1 2009 10-Q).

10.55**	Amendment No. 3 dated March 28, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Q1 2009 10-Q).

10.56	Contract for Design and Development of SDR Modem Platforms dated March 31, 2009 by and among TerreStar Networks Inc., SkyTerra LP and Infineon Technologies AG (incorporated by reference to Exhibit 10.9 to the Company’s Q1 2009 10-Q).

10.57**	Statement of Work dated April 6, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 7, 2009 (the “Q2 2009 10-Q”)).

10.58**	Statement of Work dated April 15, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Q2 2009 10-Q).

10.59**	Amendment dated July 10, 2009 to Statement of Work 2 dated April 15, 2009 to the Master Development & Licensing Agreement dated August 10, 2007 by and between TerreStar Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated November 9, 2009 (the “Q3 2009 10-Q”)).

10.60**	Statement of Work dated September 3, 2009 to the Master Development & Licensing Agreement dated August 10, 2007 by and between TerreStar Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Q3 2009 10-Q).

10.61**	Spectrum Manager Lease Agreement dated September 17, 2009 by and between TerreStar 1.4 Holdings LLC and One Dot Four Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Q3 2009 10-Q).

10.62	Amendment 1 dated October 9, 2009 to the Spectrum Manager Lease Agreement dated September 17, 2009 by and between TerreStar 1.4 Holdings LLC and One Dot Four Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Q3 2009 10-Q).

10.63**	Mobile Satellite Services and Support Agreement dated September 25, 2009 by and between Networks and AT&T Mobility II, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Q3 2009 10-Q).

10.64+**	Master Supply Agreement dated December 1, 2009 by and between the Company and certain of its affiliated companies, including TerreStar Networks Inc., a majority owned subsidiary of the Company (the “Subsidiary”), and Elektrobit, Inc. (the “Master Supply Agreement”).

10.65+**	Product Supplement A under the Master Supply Agreement between the Company and Elektrobit, Inc.

10.66+**	Product Supplement B under the Master Supply Agreement between the Company and Elektrobit, Inc.

10.67+**	Statement of Work 3, dated October 20, 2009, between the Subsidiary and Elektrobit, Inc. under the Master Development and Licensing Agreement between the Subsidiary and Elektrobit, Inc., dated August 10, 2007, as amended (the “Elektrobit Master Agreement”).

10.68+**	Amendment of Statement of Work 3, dated October 20, 2009, between the Subsidiary and Elektrobit, Inc.

10.69+**	Statement of Work, dated December 7, 2009, between the Subsidiary and Elektrobit, Inc. under the Elektrobit Master Agreement.

21+	Subsidiaries of the Company.

23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2+	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

24+	Power of Attorney (Included on Signature Page)

31.1+	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Chief Executive Officer (principal executive officer).

31.2+	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Chief Financial Officer (principal financial officer).

32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer).

+	Filed herewith.
*	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report pursuant to Item 14(c) of this report.
**	Filed pursuant to a confidential treatment request for certain portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRESTAR CORPORATION

By:	/s/ VINCENT LOIACONO
Principal Financial Officer
Date: March 16, 2009

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

/s/ JEFFREY EPSTEIN Jeffrey Epstein	Chief Executive Officer (principal executive officer) & Director	March 16, 2010

/s/ VINCENT LOIACONO Vincent Loiacono	Chief Financial Officer (principal accounting officer)	March 16, 2010

/s/ DAVID ANDONIAN David Andonian	Director	March 16, 2010

/s/ EUGENE DAVIS Eugene Davis	Director	March 16, 2009

/s/ WILLIAM FREEMAN William Freeman	Director	March 16, 2009

/s/ JACQUES LEDUC Jacques Leduc	Director	March 16, 2009

/s/ DAVID MELTZER David Meltzer	Director	March 16, 2009

TERRESTAR CORPORATION

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TerreStar Corporation

We have audited the accompanying consolidated balance sheet of TerreStar Corporation as of December 31, 2009, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TerreStar Corporation at December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that TerreStar Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will require additional financing in 2010 to meet its obligations. The Company’s ability to obtain the needed additional financing on acceptable terms, or at all, is uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TerreStar Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TerreStar Corporation

We have audited the accompanying consolidated balance sheet of TerreStar Corporation (formerly Motient Corporation) and subsidiaries (the “Company”) as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TerreStar Corporation and subsidiaries as of December 31, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey

March 12, 2009

TERRESTAR CORPORATION

Consolidated Balance Sheets

As of December 31, 2009 and 2008

(In thousands)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,125	$236,820
Deferred issuance costs	3,342	6,575
Income tax receivable	—	1,477
Prepaid and other current assets	4,939	3,594

Total current assets	53,406	248,466

Property and equipment, net	947,129	716,602
Intangible assets, net	362,304	359,013
Restricted cash	472	1,404
Deferred issuance costs	6,351	9,692
Other assets	6,000	6,000

Total assets	$1,375,662	$1,341,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42,204	$17,375
Deferred rent and other current liabilities	1,730	1,517
Accrued satellite performance incentives	19,350	—
Series A and Series B cumulative convertible preferred stock dividends payable	17,447	4,468

Total current liabilities	80,731	23,360

Deferred rent and other long-term liabilities	1,429	3,175
Accrued satellite performance incentives, net of current portion	8,062	—
Deferred income taxes	23,364	13,039
TerreStar Notes including contingent interest derivative and accrued interest, thereon (net of discount as of December 31, 2009 of $48,528 and as of December 31, 2008 of $43,625)	791,930	671,884
TerreStar Exchangeable Notes and accrued interest, thereon (net of discount as of December 31, 2009 of $75,000 and as of December 31, 2008 of $95,954)	94,729	63,176
TerreStar-2 Purchase Money Credit Agreement including contingent interest derivative and accrued interest, thereon	67,914	36,755

Total liabilities	1,068,159	811,389

Commitments and Contingencies
Series A Cumulative Convertible Preferred Stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at December 31, 2009 and December 31, 2008)	90,000	90,000
Series B Cumulative Convertible Preferred Stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at December 31, 2009 and December 31, 2008)	318,500	318,500

STOCKHOLDERS’ EQUITY:
TerreStar Corporation stockholders’ (deficit) equity:
Series C preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at December 31, 2009 and December 31, 2008)	—	—
Series D preferred stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at December 31, 2009 and December 31, 2008)	—	—
Series E junior Convertible Preferred Stock ($0.01 par value, 1,900,000 shares authorized and 1,200,000 shares issued and outstanding at December 31, 2009 and December 31, 2008)	12	12
Common stock; voting (par value $0.01; 240,000,000 shares authorized, 143,718,237 and 125,869,540 shares issued, 139,767,035 and 121,918,338 shares outstanding at December 31, 2009 and December 31, 2008, respectively)	1,437	1,259
Additional paid-in capital	1,292,425	1,220,161
Common stock purchase warrants	11,999	55,809
Treasury stock (3,951,202 common shares held in treasury stock at December 31, 2009 and December 31, 2008)	(73,877)	(73,877)
Accumulated other comprehensive income (loss)	2,300	(70)
Accumulated deficit	(1,317,078)	(1,082,006)

Total TerreStar Corporation stockholders’ (deficit) equity	(82,782)	121,288

Noncontrolling interest in TerreStar Networks	(17,925)	—
Noncontrolling interest in TerreStar Global	(290)	—

Total stockholders’ (deficit) equity	(100,997)	121,288

Total liabilities and stockholders’ equity	$1,375,662	$1,341,177

See accompanying Notes to Consolidated Financial Statements

TERRESTAR CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share amounts)

	2009	2008	2007
Revenue (including revenue-related party $2,290)	$2,384	—	—

Operating expenses:
General and administrative (exclusive of depreciation and amortization)	67,359	$88,536	$114,848
Research and development (exclusive of depreciation and amortization)	69,882	73,560	43,067
Depreciation and amortization	24,028	22,479	18,222
Loss on impairment of intangibles	—	—	6,699
Loss (gain) on asset disposal	9	6,768	(123)

Total operating expenses	161,278	191,343	182,713

Loss from operations	(158,894)	(191,343)	(182,713)

Other income (expense):
Interest expense	(64,275)	(54,764)	(52,584)
Interest income	221	3,328	12,215
Other income	832	827	325
Equity in losses of MSV	—	—	(7,338)
Loss on investment in SkyTerra	—	(126,224)	—
Other than temporary impairment—SkyTerra	—	—	(106,800)
Decrease in dividend liability	—	77,708	71,046

Loss before income taxes	(222,116)	(290,468)	(265,849)
Income tax (provision) benefit	(2,369)	2,231	2,248

Net loss	(224,485)	$(288,237)	$(263,601)
Less:
Net loss attributable to the noncontrolling interest in TerreStar Networks	18,935	10,545	23,262
Net loss attributable to the noncontrolling interest in TerreStar Global	313	—	1,198

Net loss attributable to TerreStar Corporation	(205,237)	(277,692)	(239,141)

Dividends on Series A and Series B cumulative convertible preferred stock	(25,293)	(19,139)	(23,232)
Accretion of issuance costs associated with Series A and Series B cumulative convertible preferred stock	(4,542)	(4,553)	(4,542)

Net loss attributable to common stockholders	$(235,072)	$(301,384)	$(266,915)

Basic & Diluted Loss Per Share	$(1.76)	$(2.81)	$(3.22)

Basic & Diluted Weighted-Average Common Shares Outstanding	133,476	107,179	83,016

See accompanying Notes to Consolidated Financial Statements

TERRESTAR CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(224,485)	$(288,237)	$(263,601)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	24,028	22,479	18,222
Write-off of deferred financing fees	—	—	5,708
Equity in losses of MSV	—	—	7,338
Loss on investment in SkyTerra	—	126,224	—
Other than temporary impairment- SkyTerra	—	—	106,800
Loss (gain) on asset disposal	9	6,768	(123)
Amortization of deferred issuance costs	6,418	5,029	1,778
Stock-based compensation	7,086	4,480	25,069
Impairment of intangibles	—	—	6,699
Deferred income taxes	2,369	—	—
Decrease in dividend liability	—	(77,708)	(71,046)
Changes in assets and liabilities:
Income tax receivable	1,477	(1,097)	(380)
Prepaid and other current assets	(1,382)	5,117	(6,136)
Accounts payable and accrued expenses	14,751	(18,597)	20,088
Other assets	—	817	(6,817)
Accrued interest	57,845	49,539	38,035
Deferred rent and other liabilities	(1,463)	1,876	(1,546)
Adjustment related to discontinued operating activities	—	—	(28)

Net cash used in continuing operating activities	(113,347)	(163,310)	(119,940)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from the sale of SkyTerra shares	—	199,083	—
Decrease in restricted cash and investments, net	932	2,049	45,423
Proceeds from assets held for sale	—	—	500
Purchases of intangible assets	(187)	(367)	(734)
Purchases of property and equipment	(101,106)	(103,546)	(290,611)
Net cash provided by discontinued investing activities	—	2,009	3,667

Net cash (used in) provided by investing activities	(100,361)	99,228	(241,755)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from issuance of TerreStar notes and TerreStar exchangeable notes	—	195,732	500,000
Proceeds from TerreStar-2 purchase money credit agreement	24,350	33,175	—
Proceeds from issuance of equity securities	—	—	6,708
Repayment of the Senior Secured Notes	—	—	(200,000)
Payments for capital lease obligations	(70)	(59)	(37)
Dividends paid on Series A and Series B cumulative convertible preferred stock	(2,362)	(13,086)	(13,086)
Debt issuance costs and other charges	—	(3,954)	(14,421)

Net cash provided by financing activities	21,918	211,808	279,164

Foreign exchange effect on cash and cash equivalents	95	(40)	—

Net (decrease) increase in cash and cash equivalents	(191,695)	147,686	(82,531)
CASH AND CASH EQUIVALENTS, beginning of period	236,820	89,134	171,665

CASH AND CASH EQUIVALENTS, end of period	45,125	$236,820	$89,134

See accompanying Notes to Consolidated Financial Statements

TERRESTAR CORPORATION

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share amounts)

	Series E Junior Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Purchase Warrants	Treasury Stock		Accumulated Other Compre- hensive Income		Accumulated Deficit	Noncontrolling Interest in TerreStar Networks	Noncontrolling Interest in TerreStar Global	Total
	Shares	Par Value	Shares	Par Value			Shares	Amount
BALANCE, December 31, 2006	—	$—	73,663,208	$737	$631,973	$73,200	(3,951,202)	$(73,877)	$		$(513,707)	$68,617	$1,633	$188,576
Common Stock issued under the 401(k) Savings and Stock Purchase Plan	—	—	834	—	10	—	—	—		—	—	—	—	10
Exchange of Common Stock	—	—	15,128,642	151	123,273	—	—	—		—	—	—	—	123,424
Common Stock issued for exercise of stock options	—	—	44,393	—	2,179	—	—	—		—	—	(33,315)	(486)	(31,622)
Common Stock issued for exercise of common stock purchase warrants	—	—	1,500,045	15	13,607	(9,103)	—	—		—	—	—	—	4,519
Stock based compensation expense	—	—	—	—	25,253	—	—	—		—	—	101	49	25,403
Restricted Stock forfeitures	—	—	(20,000)	—	(42)	—	—	—		—	—	—	—	(42)
Net loss	—	—	—	—	—	—	—	—		—	(239,141)	(23,262)	(1,198)	(263,601)
Dividends on Series A and Series B Cumulative Preferred Stock	—	—	1,060,919	11	9,942	—	—	—		—	(23,232)	—	—	(13,279)
Accretion of issuance costs on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	—		—	(4,542)	—	—	(4,542)
Foreign Currency translation Adjustments	—	—	—	—	—	—	—	—		10	—	—	2	12

BALANCE, December 31, 2007	—	—	91,378,041	914	806,195	64,097	(3,951,202)	(73,877)		10	(780,622)	12,141	—	28,858
Dividends on Series A and Series B Cumulative Preferred Stock	—	—	1,898,894	19	9,934	—	—	—		—	(19,139)	—	—	(9,186)
Accretion of issuance costs on Series A and Series B Cumulative Convertible Preferred Stock	—	—	—	—	—	—	—	—		—	(4,553)	—	—	(4,553)
Release of dividend liability	—	—	—	—	105,735	—	—	—		—	—	—	—	105,735
Stock based compensation expense	—	—	—	—	4,396	—	—	—		—	—	85	—	4,481
Expiration of warrants	—	—	—	—	8,288	(8,288)	—	—		—	—	—	—	—
Beneficial conversion feature	—	—	—	—	10,923	—	—	—		—	—	—	—	10,923
Exchange of Common Stock	—	—	1,725,545	17	9,211	—	—	—		—	—	(1,681)	—	7,547
Restricted Stock issued net of forfeitures	—	—	867,060	9	(9)	—	—	—		—	—	—	—	—
Foreign currency translation Adjustments	—	—	—	—	—	—	—	—		(80)	—	—	—	(80)
Stock issued for Spectrum Acquisition	1,200,000	12	30,000,000	300	265,488	—	—	—		—	—	—	—	265,800
Net loss	—	—	—	—	—	—	—	—		—	(277,692)	(10,545)	—	(288,237)

TERRESTAR CORPORATION

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share amounts)

	Series E Junior Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Purchase Warrants	Treasury Stock		Accumulated Other Compre- hensive Income	Accumulated Deficit	Noncontrolling Interest in TerreStar Networks	Noncontrolling Interest in TerreStar Global	Total
	Shares	Par Value	Shares	Par Value			Shares	Amount
BALANCE, December 31, 2008	1,200,000	12	125,869,540	1,259	1,220,161	55,809	(3,951,202)	(73,877)	(70)	(1,082,006)	—	—	121,288
Dividends on Series A and Series B Cumulative Preferred Stock	—	—	16,025,006	160	9,791	—	—	—	—	(25,293)	—	—	(15,342)
Accretion of issuance costs on Series A and Series B Cumulative Convertible Preferred Stock	—	—		—	—	—	—	—	—	(4,542)	—	—	(4,542)
Stock based compensation expense	—	—		—	6,352	—	—	—	—	—	723	11	7,086
Expiration of warrants	—	—		—	43,810	(43,810)	—	—	—	—	—	—	—
Beneficial conversion feature adjustment	—	—	—	—	12,329	—	—	—	—	—	—	—	12,329
Restricted Stock issued net of forfeitures	—	—	1,823,691	18	(18)	—	—	—	—	—	—	—	—
Foreign currency translation Adjustments	—	—		—	—	—	—	—	2,370	—	287	12	2,669
Net loss	—	—		—	—	—	—	—	—	(205,237)	(18,935)	(313)	(224,485)

BALANCE, December 31, 2009	1,200,000	$12	143,718,237	$1,437	$1,292,425	$11,999	(3,951,202)	$(73,877)	$2,300	$(1,317,078)	$(17,925)	$(290)	$(100,997)

TERRESTAR CORPORATION

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

General

TerreStar Corporation (formerly Motient Corporation) was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the mobile communications business through its ownership of TerreStar Networks, its principal operating subsidiary, and TerreStar Global.

TerreStar Networks, in cooperation with its Canadian partner, 4491165 Canada Inc, a majority-owned subsidiary of Trio 2 General Partnership (Trio), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using integrated satellite-terrestrial smartphones. This system build out will be based on an integrated satellite and ground-based technology intended to provide communication service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure. We intend to provide multiple communications applications, including voice, data and video services.

As of December 31, 2009, we had three wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., and TerreStar Holdings Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 89.0% and 86.5% interest in TerreStar Networks and TerreStar Global, respectively.

Going Concern, Liquidity and Capital Resources

In assessing our liquidity, we analyze our cash, our investments, anticipated revenue streams and our financing, operating and capital expenditure commitments, including preferred stock redemption obligations. Our principal liquidity needs are to satisfy working capital requirements, operating expenses, capital expenditure, debt and preferred stock redemption obligations. Based on our current plans, there is substantial doubt that the available cash balance, investments and available borrowing capacity as of December, 31, 2009 will be sufficient to satisfy the projected funding needs for all of 2010. We will likely require additional funding in the second quarter of 2010 unless we are able to extend our obligations and commitments to future periods. We cannot guarantee that financing will be available or available on favorable terms. If we fail to obtain necessary financing on a timely basis, we may be forced to curtail operations or take other actions that will impact our ability to conduct our operations as planned. Our 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

We are currently considering various alternatives to extend our liquidity and raise capital. The redemption obligation under the Series A and Series B preferred stock may be satisfied by permitting the holders of such preferred stock, voting as a class, to elect a majority of our Board of Directors. We have also commenced an exchange offer for our outstanding preferred stock as more fully described in Note 18. Further, we are evaluating other potential sources of funding including those described in Note 18.

Our principal sources of liquidity consist of our current cash balances, which includes advances of $30.0 million from our 1.4GHz terrestrial spectrum lease agreement (“Lease Agreement”) received in January 2010, investments and credit available through our secured borrowing under TerreStar-2 Purchase Money Credit Agreement (“Credit Agreement”), of which $42.5 million is available as of December 31, 2009 and which is available solely for construction and completion of our second satellite, TerreStar-2. As of December 31, 2009, we had $45.1 million of cash and cash equivalents and $0.5 million of restricted cash. After giving effect to the net proceeds and advances available under the Lease Agreement and Credit Agreement, we have approximately $118.1 million of liquid resources available to fund operations.

Our short-term liquidity needs are principally related to our operating expenses, continuing commitments related to the design and development of our handset and chipset, development of our ground based satellite infrastructure and the potential redemption obligation under our Series A and B Preferred Stock. As of

December 31, 2009, we had contractual obligations of $562.2 million due within one year, consisting of approximately $429.9 million related to the redemption of Series A and B Preferred Stock, which if not previously converted into shares of our common stock or if the holders have not been given the right to elect a majority of our Board of Directors, will be due on April 15, 2010, $51.5 million related to our satellite system, $0.2 million related to interest or debt obligations, $76.1 million related to our handset, chipset, terrestrial network and orbital incentive payments related to our satellite contract and $4.5 million for operating leases.

We will require additional financing to fund operations and ongoing network development. As of December 31, 2009, we had aggregate operational contractual payment obligations of approximately $212.2 million, consisting of approximately $119.2 million for the TerreStar Networks’ satellites and incentive payments; approximately $9.1 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas, data centers, and site hosting agreements and approximately $83.9 million for obligations related to the build out of our terrestrial network and handset and chipset costs. The ability to fund these costs will depend on our future performance, which is subject in part to the execution of post satellite launch activities, general economic, financial and regulatory conditions and other factors that are beyond our control, including trends in the industry and technology developments. Also, we may not be able to obtain this additional financing on acceptable terms or at all. Additionally, the terms of our current financing and contractual arrangements include significant limitations, among other factors, on our ability to incur additional debt, collateralize any additional new financing with our assets and the structure of any new financing transaction.

Description of the Business

TerreStar Networks Inc.

TerreStar Networks is our principal operating subsidiary. TerreStar Networks, in cooperation with its Canadian partner, 4491165 Canada Inc, a majority-owned subsidiary of Trio 2 General Partnership (“Trio”), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using integrated satellite-terrestrial smartphones.

We successfully launched our first satellite “TerreStar-1” on July 1, 2009 and placed it into its assigned orbital slot in the geosynchronous arc, marking a significant milestone in offering the mobile satellite service (“MSS”) using frequencies in the 2GHz band. When our MSS service is offered in conjunction with ancillary terrestrial component (“ATC”) service, we will provide an integrated satellite and terrestrial wireless communications network. The network will also allow a user to utilize a mobile device that can communicate with a traditional land-based wireless network when in range of that network, but communicate with TerreStar-1 when not in range of such a land-based network or when such network is unavailable.

Our ability to offer MSS/ATC services depends on TerreStar Networks’ ability to maintain certain regulatory authorizations allowing it to provide MSS/ATC in the S-band. We also may be required to obtain additional approvals from national and local authorities in connection with the services that we wish to provide in the future.

TerreStar Networks, initially created as a subsidiary of SkyTerra, entered into an agreement with SkyTerra’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”) pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which allows us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. On January 13, 2010, TerreStar Networks was granted authority by the FCC to operate dual-mode mobile terminals that can be used to communicate either via TerreStar’s geosynchronous-orbit MSS satellite or ancillary terrestrial component base stations. ATC base station operations were also authorized. These ATC authorizations provide the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. This may be achieved through a strategic partnership with one or more other communications providers.

In September 2009, we entered into a Mobile Satellite Services and Support Agreement with AT&T Mobility under which AT&T will offer certain of our satellite communications services initially to its government and enterprise customers. We believe our network’s satellite and terrestrial mobile capabilities will serve the needs of various users, such as U.S. and Canadian government and emergency first responder personnel who require reliable, uninterrupted and interoperable connectivity that can be provided by an integrated satellite and terrestrial network. In October 2006, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Defense Information System Agency (“DISA”) to jointly develop a North American emergency response communications network. On October 3, 2008 the CRADA was extended for an additional two years. We expect the CRADA to result in the development of products that will mutually benefit us and the U.S. government. We also believe that our planned network will appeal to a broad base of potential end users, customers and strategic partners, including those in the media, technology and communications sectors, logistics and distribution sectors and other sectors requiring uninterrupted wireless service.

As of December 31, 2009, we owned approximately 89.0% of the outstanding shares of TerreStar Networks and have included the financial results of TerreStar Networks for the purpose of consolidated financial statements.

Our Relationship with TerreStar Canada and 4491165 Canada

TerreStar Canada Holdings owns 80% of the voting equity of TerreStar Canada, which in turn holds the Industry Canada approvals needed to operate TerreStar-1 for the purposes of providing mobile satellite services in Canada. We maintain our existing 20% of the voting equity of TerreStar Canada. TerreStar Canada holds legal title to the TerreStar-1 satellite and under the terms of an amended and restated Indefeasible Right of Use Agreement dated August 11, 2009 between TerreStar Networks and TerreStar Canada, TerreStar Networks has been granted a right to use up to ninety percent of the capacity on the TerreStar-1 satellite.

In July 2009, Trio through 4491165 Canada Inc, a then wholly-owned subsidiary of Trio, completed its acquisition of a 66 2/3% voting equity stake in TerreStar Canada Holdings previously held by 4371585 Canada Inc., a wholly-owned subsidiary of BCE Inc. We retain our existing 33 1/3% voting equity ownership in TerreStar Canada Holdings.

Our Relationship with 4491190 Canada

4491190 Canada Inc. ("RetailCo") is a Canadian registered entity established for the purpose of providing commercial MSS/ATC services in Canada using the TerreStar-1 satellite and 2GHz terrestrial spectrum. On August 11, 2009, TerreStar Networks and 4491181 Canada Inc. (“4491181 Canada”) entered into a Shareholder’s Agreement pursuant to which TerreStar Networks became the 20% holder of RetailCo Class A stock and 100% owner of RetailCo non-voting Class B stock. 4491181 Canada is under common ownership with 4491165 Canada. The Shareholder’s agreement grants TerreStar Networks some limited minority shareholder rights and the ability to nominate one of five directors. In the event of a dilutive event including issuing a debt instrument, a share issuance or a share transfer or sale, TerreStar Networks has various options to maintain its relative percentage ownership amounts. Such options include pre-emptive rights, right of first offer, co-sale, and drag along.

RetailCo has entered a Wholesale Satellite Capacity Agreement with TerreStar Canada whereby RetailCo has the right to use up to 10% of the capacity of TerreStar-1 on a per minute/per megabyte basis. RetailCo intends to enter into various agreements to allow for the use of TerreStar Networks handsets in Canada and for the sale of end user devices in the Canadian market.

RetailCo has entered a Rights and Services agreement under which it is expected to procure some network and technical services from TerreStar Networks to facilitate the development and integration of its network with TerreStar Canada and TerreStar Networks.

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Corporation became the indirect majority holder of TerreStar Global. As of December 31, 2009, we owned approximately 86.5% of the outstanding shares of TerreStar Global.

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

While TerreStar Europe was not awarded a 2 GHz MSS S-band spectrum authorization in the recent European Commission proceeding, TerreStar Global continues to explore ways in which it can participate in the European market.

TerreStar Holdings Inc.

TerreStar Holdings was formed in September 2009 as a wholly-owned subsidiary of TerreStar Corporation. TerreStar 1.4 Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of TerreStar Holdings, holds the FCC licenses for certain 1.4GHz terrestrial spectrum and has entered into a lease of that spectrum with an entity controlled by Harbinger. At December 31, 2009, TerreStar Corporation’s consolidated financial statements include TerreStar Holdings and its wholly-owned subsidiary TerreStar 1.4 Holdings LLC.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the accounts of TerreStar Corporation, the accounts of our majority-owned subsidiaries and TerreStar Canada, a variable interest entity (“VIE”) for which we are the primary beneficiary. We consolidated the results of TerreStar Canada into our financial statements effective January 1, 2008. All intercompany accounts are eliminated upon consolidation. Investments in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to summarize fairly our financial position, results of operations and cash flows for the periods presented. The operating results for the periods presented are not necessarily indicative of the results that may be expected for future periods.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on our financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements and notes thereto to conform to the current year presentation primarily relating to property and equipment disclosures.

Use of Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the fair value of derivatives, stock-based compensation, income taxes, long-lived assets, intangible assets and legal contingencies. Due to the inherent uncertainty involved in using estimates, actual results reported in future periods could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash

Our restricted cash at December 31, 2009, $0.5 million, primarily pertains to various operating lease and related security deposits. The restricted cash balance at December 31, 2008, $1.4 million, related to cash held in money market escrow accounts in connection with our FCC Surety Bond and various leases and security deposits and asset purchase agreements. The carrying amount of the restricted cash approximates fair value due to short term maturities.

Fair Value Measurements

The carrying amounts of certain of our financial instruments, such as cash and cash equivalents, restricted cash, investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities. The fair value of certain financial instruments such as our notes, exchangeable notes and related long-term debt, whose carrying value differs from the fair value are disclosed as additional information in the notes to the financial statements. Refer Note 14 for details.

We adopted the FASB’s accounting standard guidance for fair value measurements as of January 1, 2008 for financial assets and liabilities and for certain non-financial assets and liabilities as of January 1, 2009. The standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs other than quoted prices in active markets that are either directly or indirectly observable;

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions and methodologies that result in management’s best estimate of fair value.

Property and Equipment

We record property and equipment (“P&E”), including leasehold improvements at cost. P&E consists of costs associated with our satellites and associated ground network infrastructure, lab, office and computer equipment, software, and leasehold improvements. The satellite and terrestrial network assets under construction primarily include materials, labor, equipment, satellite launch insurance premium and interest related to the construction and development of our satellite and terrestrial network. Assets under construction are not depreciated until placed into service. As of December 31, 2009, we have not commenced the depreciation of TerreStar-1 as it is determined not yet ready for its intended use. Repairs and maintenance costs that do not improve or extend the life of an asset are expensed as incurred. Interest capitalized in connection with the satellite and terrestrial network assets under construction totaled $96.7 million and $60.6 million in 2009 and 2008, respectively.

We capitalize costs incurred for software developed internally or purchased for internal use during the application development stage including design, installation and testing. These costs are included in property and equipment and, when the software is placed in service, are depreciated over an estimated useful life of three years. Costs incurred during the preliminary project stage, as well as maintenance, upgrades or modification costs that do not result in additional functionality are expensed as incurred.

P&E is depreciated on a straight-line basis over the estimated economic useful lives as follows:

Long Lived Assets	Estimated Useful Life
Network, lab and office equipment	5 years
Computers, software and equipment	3 years
Leasehold improvements	Lesser of lease term or estimated useful life
Satellite and Terrestrial Network	15 years

Intangible Assets

Intangible assets primarily consist of Federal Communications Commission (“FCC”) spectrum licenses and other intellectual property that were obtained in connection with several exchange transactions of TerreStar Corporation common stock for TerreStar Networks common stock with shareholders pursuant to an exchange agreement entered into in 2006 and financing transaction we entered in February 2008. Intangible assets that have finite useful lives are amortized over their estimated useful life of 15 years. We have also determined that certain of our FCC licenses have indefinite useful lives, and as such, are not amortized.

Impairment of Long-Lived and Intangible Assets

We evaluate whether long-lived assets and finite-lived intangible assets are impaired, at least annually or whenever events or circumstances indicate the carrying value of those assets may not be recoverable. For such assets, the impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of an asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Indefinite lived intangibles are not amortized and tested for impairment when circumstances indicate the carrying value may not be recoverable, or at least annually. Our intangible assets with indefinite lives consist of 1.4GHz licenses. We have determined that our 1.4GHz licenses have indefinite useful lives due to the fact that we believe our 1.4GHz spectrum is a non-depleting asset. We determined that our 1.4GHz spectrum licenses, as of December 31, 2009, were not impaired.

Income Taxes

We use the asset and liability method of accounting for income taxes. In 2007, we adopted the provisions of amendments to accounting standard guidance which clarify the accounting for uncertain tax positions recognized in the financial statements. This amendment prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes.

Deferred tax assets and liabilities recognized are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Significant accounting judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. The actual result may differ from these estimates.

We, together with our U.S. subsidiaries, file consolidated income tax returns in the U.S. federal jurisdiction. We, along with our U.S. subsidiaries, also file tax returns in various state and local jurisdictions. We have no periods under audit by the Internal Revenue Service (“IRS”). The statutes of limitation are open for our 2005, 2006, 2007 and 2008 returns. We are not aware of any issues for open years that upon examination by a taxing authority are expected to have a material effect on results of operations. As of December 31, 2009, we have fully reserved our deferred income tax assets.

Revenue Recognition

On September 17, 2009, we entered into a Spectrum Manager Lease Agreement leasing the rights to use certain 1.4GHz terrestrial spectrum. The lease has an initial term through April 23, 2017, renewable, at the lessee’s option, for two additional terms of ten years each, subject to FCC renewal of the licenses and no earlier termination. The lease payments due from the lessee are initially $1 million per month and will increase to $2 million per month no later than eight months after lease commencement and could increase to $2 million per month earlier depending upon the satisfaction of certain conditions. Subject to certain conditions, the lessee has an option, but not the obligation, to purchase the licenses, subject to the approval of our Board and other necessary consents. The lessee also has a right of first refusal to match the price (less credit for certain amounts paid under the Spectrum Manager Lease Agreement) in any potential transfer of the licenses to a third party.

In January 2010, we entered into an Exclusivity Agreement with Harbinger wherein we received $30 million prepayment of lease payments under the Lease Agreement and in exchange, for a period of 90 days from the date of the Exclusivity Agreement, we would negotiate in good faith on an agreement to lease our S-band spectrum. Additionally, the agreement imposes on us, certain solicitation restrictions for entering into any transaction regarding the S-band Spectrum with a third party during the 90 day period.

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. We recognize spectrum lease revenue over the term of the lease.

Research and Development Costs

The costs of research and development activities are expensed when incurred. Research and development activities consist of time and material costs related to the development of our handset technology, integrated satellite and terrestrial communications network, salaries, wages and other related costs of personnel engaged in research and development activities, and the costs of intangible assets that are purchased from others for use in research and development activities that have no alternative future uses.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share reflects the conversion of obligations and the assumed issuing of securities computed using the if-converted method and the effects of shares issuable under our equity plans and warrants computed using the treasury method, if dilutive. We considered certain unvested restricted stock which has non-forfeitable dividend rights as participating securities for the purpose of calculating basic loss per share.

Translation of Foreign Currencies

The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the period. The gains and losses that result from this process are accumulated in a separate component of shareholders’ equity.

Comprehensive Loss

Accumulated other comprehensive loss, consists solely of cumulative foreign currency translation adjustments. Reconciliation of comprehensive loss (net of taxes) for the year ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Net Loss	$(224,485)	$(288,237)
Foreign currency translation adjustment	2,669	70

Comprehensive Loss	(221,816)	(288,167)

Less: Comprehensive loss attributable to noncontrolling interests	18,949	10,545

Comprehensive loss attributable to TerreStar Corporation	$(202,867)	$(277,622)

Recently Issued Accounting Pronouncements

On January 1, 2009 we adopted authoritative guidance on fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of new guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the FASB accounting standard update which provided guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This update applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possesses derivative characteristics and provides a two-step approach to assist in making these determinations. The adoption of this guidance did not have any impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the FASB accounting standard update which addresses whether unvested instruments granted in share-based payment transactions that contain non forfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under the FASB authoritative guidance. The adoption of this update did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. The first update provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update requires disclosure about fair value of financial instruments for interim reporting periods as well as in the annual financial statements. The adoption of these accounting updates did not have any impact on our consolidated financial statements.

Effective April 1, 2009, we adopted a new accounting standard issued by the FASB for subsequent events which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, the FASB amended this new accounting standard to eliminate the disclosure requirement regarding the date through which subsequent events have been evaluated. The adoption of the new accounting standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an accounting standard which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and to continuously assess whether they must consolidate VIE’s. This standard is effective for us beginning January 1, 2010. We are currently evaluating the impact, if any, of this standard on our consolidated financial statements.

In October 2009, the FASB issued an accounting guidance update related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the consideration under the arrangement is allocated across the individual deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the impact, if any, on our consolidated financial statements.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and investments. We periodically invest our cash balances in temporary or overnight investments. Our short-term investments have included debt securities such as commercial paper, time deposits, certificates of deposit, banker acceptances and marketable direct obligations of the United States Treasury with high credit quality financial institutions. At December 31, 2009, we had approximately $44.6 million in money market funds. To date, we have not experienced any losses on cash or investments.

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

In order to permit us to sell these SkyTerra shares, SkyTerra agreed to waive the contractual requirement for TerreStar to distribute 25.5 million of the SkyTerra shares to our shareholders. We eliminated the $183 million dividend liability. We recorded a benefit to decrease the dividend liability of $78 million due to a change in value of the shares, and as a corresponding offset to the loss on the sale of the SkyTerra shares, and the remaining $105 million was recorded to Additional Paid-in Capital in the consolidated balance sheets as an offset to the originally recorded transaction.

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

Note 4. Property and Equipment

The components of property and equipment as of December 31, 2009 and 2008 are presented in the table below.

	December 31, 2009	December 31, 2008
	(in thousands)
Assets Under Construction:
TerreStar-1	$488,251	$398,775
Satellite construction in progress	234,619	177,816
Terrestrial network under construction	205,793	123,695

	928,663	700,286

Assets in Service:
Network equipment	2,446	2,420
Lab equipment	19,098	11,401
Office equipment and software	7,140	6,549
Leasehold improvements	2,963	2,963

	31,647	23,333
Less accumulated depreciation	(13,181)	(7,017)

Property and equipment, net	$947,129	$716,602

The asset under construction includes $185.3 million and $88.6 million respectively, of interest capitalized as of December 31, 2009 and 2008.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $6.2 million, $4.7 million and $2.6 million, respectively.

Note 5. Orbital Performance Incentives

Our contract with the TerreStar-1 manufacturer requires us to make future in-orbit performance incentive payments over the design life of TerreStar-1 effective upon our acceptance of TerreStar-1 on August 31, 2009. These satellite performance incentives are payable in future periods ranging from one to fifteen years dependent on the continued satisfactory performance of the satellite. We recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. As of December 31, 2009, we have a liability of $27.4 million recorded relating to satellite performance incentives, of which $19.3 million and $8.1 has been classified as current and non-current, respectively.

Note 6. Intangible Assets

Intangible assets as of December 31, 2009 and 2008 are presented in the table below.

	December 31, 2009	December 31, 2008
	(in thousands)
Indefinite lived intangibles
1.4GHz spectrum licenses	$177,480	$156,520
Definite lived intangibles
2GHz licenses	209,302	209,143
Intellectual Property	36,935	36,907

	246,237	246,050
Less accumulated amortization	(61,413)	(43,557)

Definite lived intangible assets, net	184,824	202,493

Intangible assets, net	$362,304	$359,013

Amortization expense related to our definite lived intangibles for the years ended December 31, 2009, 2008 and 2007 was $17.9 million, $17.7 million and $15.7 million, respectively. Based on the current intangibles subject to amortization, the estimated amortization expense for each of the succeeding years from 2010 to 2014 is $17.9 million; and cumulatively thereafter $95.5 million.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses of continuing operations consist of the following:

	December 31,
	2009	2008
	(In thousands)
Accounts payable	$34,931	$10,886
Accrued compensation and benefits	2,065	2,591
Accrued consulting expenses	2,815	1,855
Accrued legal expenses	664	861
Accrued operating and other expenses	1,729	1,182

	$42,204	$17,375

Note 8. Long-Term Debt

February 2008 Financing Transactions

On February 7, 2008, TerreStar Corporation and TerreStar Networks entered into a series of separate agreements with EchoStar Corporation, Harbinger and other investors constituting a commitment of $300 million in investments in TerreStar Corporation and TerreStar Networks, with $200 million made available at the close of the transaction and the balance made available to fund the construction of the TerreStar-2 satellite as required. Additionally, in June 2008, we consummated the purchase of 1.4 GHz spectrum licenses from EchoStar and Harbinger.

We recorded these transactions as an integrated transaction for accounting purposes. In exchange for the net cash proceeds received of $191.0 million and the spectrum licenses, we issued common stock of $265.8 million and debt with a face value of $200.0 million. The accounting for these transactions resulted in an aggregate debt discount of $141.9 million, a beneficial conversion feature of $23.6 million and a deferred tax liability of $21.0 million for the book and tax basis differences on the spectrum licenses. These amounts reflect the adjustments recorded in 2009 related to this transaction as described below.

During the fourth quarter of 2009, we identified certain errors in the initial recording of the integrated transaction that impacted prior periods. The cumulative effect of correcting these errors was recorded in the three months ended December 31, 2009. The correction of these errors resulted in an increase to the spectrum licenses and deferred tax liability of $21.0 million and $7.9 million, respectively. The correction of these errors also increased the beneficial conversion feature by $12.3 million and decreased the aggregate debt discount by $3.5 million. In connection with this adjustment, we also corrected certain errors in the capitalization of interest related to this transaction which resulted in an increase in assets under construction (for capitalized interest) of $1.4 million. The correction of these errors had the effect of understating interest expense by $1.4 million and overstating interest expense by $1.3 million for the three and twelve months ended December 31, 2009, respectively. We believe that the effects of these errors was not material to the consolidated financial statements for any prior interim or annual period nor was the impact material to the consolidated financial statements for the three months and year ended December 31, 2009. Accordingly, the retroactive adjustment of previously issued financial statements is unnecessary.

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

The additional $50 million TerreStar Notes were issued at an issue price of 93%. As part of the acquisition accounting related to the $50 million TerreStar Notes and in conjunction with the acquisition of the 1.4GHz spectrum, a debt discount was recorded for approximately $41.9 million dollars. The debt discount is being accreted using the effective interest method over the six year term of the TerreStar Notes.

The TerreStar Notes bear interest from the date of issuance at a rate of 15% per annum. Per the provisions of the TerreStar Notes, additional interest of up to 1.5% per annum may accrue if certain milestones are not met by TerreStar. We are required to account for the potential interest rate adjustments, in accordance with FASB authoritative guidance relating to derivatives. Accordingly, we estimated the value of the contingent interest derivative using a discounted cash flow analysis considering the probability of different scenarios for satisfying the milestone requirements under the terms of the TerreStar Notes, to estimate the interest rate to be incurred, compared to the stated base interest rate of 15.0% per annum. At December 31, 2009 the carrying amount of TerreStar Notes includes $3.0 million relating to the fair value of the contingent interest derivative.

Until and including February 15, 2011, interest on the TerreStar Notes will be payable in additional TerreStar Notes on each February 15 and August 15 semi-annually, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. As of December 31, 2009, certain milestones continue to not be met under the Notes agreement and, accordingly, our current interest rate is 16% per annum.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions, pursuant to a U.S. Security Agreement (the “Security Agreement”), dated as of February 14, 2007, among TerreStar Networks, as issuer, and any entities that may become Guarantors (as defined in the Indenture) in the future under the Indenture in favor of U.S. Bank National Association, as collateral agent. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $972.1 million as of December 31, 2009, consisting primarily of satellites under construction, property and equipment and cash and cash equivalents.

During 2009 and 2008, $114.2 and $87.7 million of interest was paid-in-kind as additional TerreStar Notes, respectively, in accordance with covenants under the Indenture. As of December 31, 2009 and 2008, the carrying value of the TerreStar Notes, net of discount including the contingent interest derivative and accrued interest, was $791.9 million and $671.9 million, respectively.

During the third quarter of 2009, we identified and recorded adjustments to recognize contingent interest derivatives that should have been recognized in financial statements for prior periods. The cumulative effect of correcting this error was recorded in the financial statements for the three months ended September 30, 2009. The adjustment to correct the error had the effect of overstating interest expense by $2.8 million and $4.8 million for the three months ended September 30, 2009 and the twelve months ended December 31, 2009, respectively. The adjustment also resulted in an increase in assets under construction of $2.6 million (for capitalized interest) and an increase in debt by $4.5 million as of September 30, 2009. We believe that the effects of this error was not material to the consolidated financial statements for any prior interim or annual period, nor was the impact material to the consolidated financial statements for the three months ended September 30, 2009 or the year ended December 31, 2009. Accordingly, the retroactive adjustment of previously issued financial statements is unnecessary.

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

As part of the integrated transaction accounting related to the TerreStar Exchangeable Notes, a debt discount was recorded that is being accreted over the six year term of the TerreStar Exchangeable Notes.

During 2009 and 2008, $10.6 million and $8.7 million of interest was paid-in-kind as additional TerreStar Exchangeable Notes, respectively, in accordance with the TerreStar Exchangeable Notes Indenture. As of December 31, 2009 and 2008, the carrying value of the TerreStar Exchangeable Notes, net of discount including accrued interest, was $94.7 million and $63.2 million, respectively.

Beneficial Conversion Feature

The effective conversion rate of the TerreStar Exchangeable Notes after considering the debt discount, as compared to the fair market value of the common stock on the date of commitment, represents a beneficial conversion feature. Thus, as part of integrated transaction, we recorded an additional discount to the TerreStar Exchangeable Notes, with a corresponding increase in additional paid-in capital.

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

According to the provisions of the Credit Agreement, additional interest of up to 3% may accrue if certain milestones are not met by TerreStar Networks. The interest rate adjustment was recorded as contingent interest derivative. As of December 31, 2009 and 2008, the carrying value of the Credit Agreement, net of discount, including the contingent interest derivative and accrued interest, was $67.9 million and $36.8 million, respectively. At December 31, 2009, certain milestones continue to not be met under the Credit Agreement accordingly our current interest rate was 17% per annum. On January 13, 2010, we met these milestones under the Credit Agreement, thereby reducing the interest rate to 14% per annum prospectively from this date.

Leases

As of December 31, 2009, we had non-cancelable leases for office space, co-location sites, calibration earth stations, towers and furniture and equipment under operating leases expiring through 2018.

Rent expense totaled approximately $6.1 million, $10.8 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement. We also had sublease income which totaled approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 9. Stockholders’ Equity

As of December 31, 2009, we had authorized 5 million shares of preferred stock and 240 million shares of common stock. For each share of common stock held, common stockholders are entitled to one vote on matters submitted to the stockholders.

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

Common Stock

In 2007, we exchanged approximately 15 million shares of our common stock for approximately 9 million shares of TerreStar Networks common stock and approximately 2 million shares of TerreStar Global common stock with holders of TerreStar Networks common stock or options to purchase shares of TerreStar Networks common stock that were exercised immediately prior to the exchange. In 2008, we exchanged approximately 1.7 million shares of our common stock for approximately 0.9 million shares of TerreStar Networks common stock and approximately 0.3 million shares of TerreStar Global common stock with minority share holders. Accordingly, our ownership interests in TerreStar Networks and TerreStar Global was approximately 89% and 86.5%, respectively, as of December 31, 2009.

Shares Reserved for Future Issuances

As of December 31, 2009, we reserved common stock for future issuance, as detailed below:

Shares issuable upon exercise of warrants	433,364
Shares issuable upon conversion of preferred stock	42,255,956
Shares issuable for Exchangeable Notes	33,051,620
Shares issuable upon exercise of options	6,164,785

Total	81,905,725

Preferred Stock

As of December 31, 2009, we had 5.0 million authorized shares of preferred stock, consisting of 0.5 million Series A shares, 0.5 million Series B shares, 1 Series C share, 1 Series D share, 1.9 million Series E shares and approximately 2.1 million shares undesignated. See Note 18 for Subsequent Events concerning our preferred Stock.

Series A and B Preferred Stock

We account for the Series A and Series B Redeemable Convertible Preferred Stock (“Series A and B Preferred”) as temporary equity. In April 2005, we sold 408,500 shares of non-voting Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), $0.01 par value in a private placement exempt from the registration requirements of the Securities Act of 1933. The rights, preferences and privileges of the Series A Preferred are contained in Certificates of Designations of the Series A Cumulative Convertible Preferred Stock. The following is a summary of these rights, preferences and privileges:

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

In October 2005, we completed an exchange offer in which we allowed each holder of Series A Preferred the opportunity to exchange their shares of Series A Preferred and a release of any claims relating to the issuance of the Series A Preferred for shares of Series B Preferred, which will have rights, preferences and privileges substantially identical to the Series A Preferred, except that upon (a) the accumulation of accrued and unpaid dividends on the outstanding shares of Series B Preferred for two or more six month periods, whether or not consecutive; (b) our failure to properly redeem the Series B Preferred Stock, or (c) our failure to comply with any of the other covenants or agreements set forth in the Certificate of Designations for the Series B Preferred Stock, and the continuance of such failure for 30 consecutive days or more after receipt of notice of such failure from the holders of at least 25% of the Series B Preferred then outstanding, then the holders of at least a majority of the then-outstanding shares of Series B Preferred, with the holders of shares of any parity securities upon which like voting rights have been conferred and are exercisable, voting as a single class, will be entitled to elect a majority of the members of our Board of Directors for successive on-year terms until such defect listed above has been cured. All of the holders of the Series A Preferred except for those affiliated with Highland Capital Management exchanged their shares in this offer. Accordingly, approximately $318.5 million in the face amount of Series A Preferred shares were exchanged for Series B Preferred shares of the same face amounts and $90 million in face amount of Series A Preferred shares remain outstanding.

Dividends on Series A and B Preferred Shares

Dividends on Series A and B Preferred are due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010. Currently, we are unable to pay the Series A dividend in common stock due to the ongoing litigation with certain investors. We recorded dividends amounting to $25.3 million, $19.1 million and $23.2 million for the year ended December 31, 2009, 2008 and 2007 respectively, towards the Series A and B Preferred Stock. Per the terms of the issuance, on April 15, 2010, we have a redemption obligation of $408.5 million in principal plus unpaid dividends, if the Series A and B Preferred are not converted into shares of our common stock on or before the redemption date or we may provide the holders with the right to elect a majority of our Board of Directors.

Series C and D Preferred Stock

In February 2008, we issued one share of non-voting Series C preferred stock, $0.01 par value (“Series C preferred”) to EchoStar and one share of non-voting Series D preferred stock, $0.01 par value (“Series D preferred”) to Harbinger for a purchase price equal to par value of $0.01. Issuance of these shares was exempt from the registration requirements of the Securities Act of 1933.

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

Series E Junior Participating Preferred Stock

In June 2008, we issued 1.2 million shares of our Series E preferred stock to Harbinger, convertible into 30 million shares of our common stock. Except as otherwise required under Delaware law, the holders of Series E Preferred Shares are not entitled to vote on any matter required or permitted to be voted on by the stockholders. The holders of Series E Preferred Shares are entitled to participate ratably in any dividends paid on the shares of common stock. In the event of a liquidation, the holders of Series E Preferred Shares will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $0.0001 per share (subject to adjustment), before any distribution may be made or any assets distributed in respect of the shares of common stock. Subject to certain restrictions related to the change of control provisions under the existing indenture and existing preferred stock, each Series E Preferred Share may be converted into 25 shares of common stock (subject to adjustment).

Exchange Offer

On October 9, 2009, we, commenced an offer to exchange our Series A, B, C, D and E preferred stock for newly issued Series F Preferred Stock and Series G Junior Preferred Stock of TerreStar Holdings Inc., our 100% owned subsidiary, subject to certain conditions. In connection with this offer, we are soliciting consents to certain proposed amendments to the certificate of designation of our Series B preferred stock. The initial offer was amended for certain provisions in the offer and currently the exchange offer will expire on April 2, 2010, unless extended or terminated prior to such date.

Common Stock Purchase Warrants

As of December 31, 2009, there were approximately 0.4 million fully vested warrants exercisable for our common stock outstanding.

The following table summarizes our warrant activity as of December 31, 2009.

TerreStar Corporation	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2009	3,210,039	$10.23
Granted	—	—
Canceled	(2,776,675)	8.11
Exercised	—	—

Outstanding at December 31, 2009	433,364	$23.86

The outstanding warrants as of December 31, 2009 have a term of five years and expire in April 2010.

Variable Interest Entities

In July 2009, Trio through 4491165 Canada Inc., a then wholly-owned subsidiary of Trio, completed its acquisition of a 66  2/3% voting equity stake in TerreStar Canada Holdings previously held by 4371585 Canada Inc., a wholly-owned subsidiary of BCE Inc., (a Canadian corporation). We retain our existing 33  1/3% voting equity ownership in TerreStar Canada Holdings.

TerreStar Canada Holdings owns 80% of the voting equity of TerreStar Canada, which in turn holds the Industry Canada approvals needed to launch and operate TerreStar-1 for the purposes of providing mobile satellite services in Canada. We also maintain our existing 20% holding of the voting equity of TerreStar Canada. TerreStar Canada holds legal title to TerreStar-1 and under the terms of an amended and restated Indefeasible Right of Use Agreement dated August 11, 2009 between TerreStar Networks and TerreStar Canada, TerreStar Networks has been granted a right to use capacity on the TerreStar-1 satellite.

As per the terms of TerreStar Canada Shareholders’ Agreement, we do not have ability to make unilateral decisions regarding operation of TerreStar Canada or the utilization of its assets or incurrence of indebtedness. We have no negative approval rights with respect to appointment or termination of senior officers or creation of budgets for TerreStar Canada or TerreStar Canada Holdings. Also per the agreement, subject to certain change of control provisions, we are obligated to fund any operating cash shortfalls at TerreStar Canada upon the request of TerreStar Canada, so long as the provision of such funding does not conflict with applicable Canadian regulatory requirements. Neither 4491165 Canada Inc nor Trio has any obligation to provide financial support to TerreStar Canada Holdings or TerreStar Canada.

TerreStar Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to these Acts. The shareholders agreement relating to TerreStar Canada permits its shareholders to transfer their shares in certain circumstances, provided that all such share transfers are made to parties that are eligible to hold such shares under the restrictions or are otherwise carried out in accordance with the restrictions. Although we believe that TerreStar Canada is in compliance with the relevant legislation, there can be no assurance that a future determination by regulatory authorities, or events beyond its control, will not result in TerreStar Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of TerreStar Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada approval could be jeopardized and our business could be materially adversely affected.

We consider TerreStar Canada a variable interest entity under the FASB’s authoritative guidance for VIE. We determine TerreStar Networks to be the primary beneficiary of TerreStar Canada, in which we hold an effective 46.6% interest, based on our historical and contractual obligation to fund the operations of TerreStar Canada and accordingly include TerreStar Canada in the consolidated financial statements.

Our current maximum direct financial exposure to loss includes the historical investment in TerreStar Canada and intercompany receivables from TerreStar Canada. Creditors of TerreStar Canada have no recourse or rights to our assets or general credit. As of December 31, 2009 TerreStar Canada has no debt or financing arrangements with any third parties. Subject to certain limitations, we can exercise our contractual rights to prevent TerreStar Canada from undertaking business activities that may expose them to undue financial or other business risks.

Non-Controlling Interests

On January 1, 2009, we adopted the accounting standard issued by the FASB which required reporting for minority interests by re-characterizing them as non-controlling interests and classifying them as a component of equity in the consolidated balance sheet. As required by this standard, the consolidated statements of operations are adjusted to include the net loss attributed to the non-controlling interest and the prior year consolidated financial statements have been reclassified to conform to the current year’s presentation. Prior to the January 1, 2009 the noncontrolling interest had been reduced to zero, therefore we had no beginning balance of the noncontrolling interests at January 1, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

Note 10. Employee Benefit Plans

Summary

We offer stock options and other long-term equity based incentive awards to the employees, directors and other service providers. We account for stock-based compensation based on fair value measured at the grant date and recognize as expense over the related service period. During 2006, TerreStar Corporation adopted the 2006 TerreStar Corporation Equity Incentive Plan (the “2006 Plan”) which replaced the 2002 TerreStar Corporation Plan (the “2002 Plan”). During 2007, the TerreStar Corporation and TerreStar Networks respective Board of

Directors and Compensation Committees decided to cease issuing options and other awards under the TerreStar Networks 2002 Stock Incentive Plan (the “2002 TerreStar Networks Plan”) and exchange certain outstanding options under the 2002 TerreStar Networks Plan for options to purchase common stock of TerreStar Corporation under the 2006 Plan. As of December 31, 2009, we now offer stock options and other long-term incentive awards under the following two plans to eligible persons:

•	the 2006 TerreStar Corporation Equity Incentive Plan (the “2006 Plan”); and

•	the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”).

Our stock based compensation expense is included in the following line items in the consolidated statement of operations for the periods indicated (in thousands) for the awards outstanding under the 2006 Plan and the Global Plan:

	2009	2008	2007
General and administrative	$7,086	$4,195	$23,772
Research and development	—	285	1,297

Total stock-based compensation	$7,086	$4,480	$25,069

As of December 31, 2009, the total unrecognized stock compensation expense was approximately $3.5 million. The weighted average contractual remaining life of our outstanding stock options is 7.62 years.

2006 TerreStar Corporation Equity Incentive Plan

The 2006 Plan initially authorized to issue a total of 10,000,000 (and was later amended in October 2007 to increase to 11,000,000) Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Performance Shares and Performance Units. As of December 31, 2009, approximately 2.6 million shares remain available to be issued under the Plan.

The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model. The expected volatility was based on the historical volatility of our common stock for a period of time commensurate with the expected term of the options. We determined the expected life based on an analysis of historical exercise and forfeiture behavior as well as expectations about future behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date for a period of time commensurate with the expected term of the options.

The following table summarizes the fair values and weighted average assumptions related to the stock option grants under the 2006 Plan.

Grant dates	2009	2008	2007
Grant date fair value	$0.42 – $1.01	$0.33 – $1.78	$5.09 – 6.68
Assumptions:
Risk-free interest rate	2.2% – 3.0%	1.6% – 3.4%	4.3% – 4.6%
Expected volatility	81.3% – 90.5%	57% – 70%	60.0%
Expected dividend yield	—	—	—
Expected term (years)	6.5	1.0 – 6.0	5.50 – 5.83

Stock Option Awards

The following tables summarize our stock option activity under the 2006 Plan for 2009:

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	8,037,385	$11.23	—
Granted	1,198,207	1.31	—
Cancelled/Forfeited	(2,749,302)	11.07	—
Exercised	—	—	—

Outstanding at December 31, 2009	6,486,290	9.46	—

Exercisable at December 31, 2009	4,744,892	$11.48	—

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	1,158,142	$0.38
Granted	1,198,207	0.57
Cancelled	(30,875)	6.68
Vested	(584,076)	5.86

Nonvested at December 31, 2009	1,741,398	$2.22

Restricted Stock Awards

The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards generally vest over three years and are settled in shares of TerreStar Corporation common stock.

The following table summarizes our restricted stock activity as of December 31, 2009.

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Nonvested at January 1, 2009	889,060	$4.15
Granted	1,895,833	0.75
Cancelled	(72,142)	2.09
Vested	(425,822)	4.33

Nonvested at December 31, 2009	2,286,929	$1.35

The following table provides information about options under the 2006 Plan that are outstanding and exercisable as of December 31, 2009:

	Options Outstanding		Options Exercisable
Exercise Prices Range	As of December 31, 2009	Weighted Average Contractual Life Remaining	As of December 31, 2009
$0.21 – 0.77	1,064,614	8.4 years	192,505
$1.31 – 4.26	406,098	9.6 years	—
$8.85 – 11.95	4,726,578	7.4 years	4,272,387
$12.03 – 13.35	120,000	7.2 years	111,000
$23.15 – 28.70	169,000	5.3 years	169,000

	6,486,290		4,744,892

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”), TerreStar Global may issue up to an aggregate of 3.8 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers. Under this plan, as of December 31, 2009, there were 1.6 million options outstanding, of which 1.1 million options were exercisable. The weighted average exercise price of options outstanding and exercisable was $0.42 and the weighted average grant date fair value of options outstanding and exercisable was $0.29. There were no options granted, cancelled or exercised during the year ended December 31, 2009. The Stock based compensation expense recorded during 2009 pertaining to the Global plan was $0.1 million.

Warrants—TerreStar Global

During 2009, no additional warrants were issued under TerreStar Global. The outstanding warrants-TerreStar Global as on December 31, 2009 related to July 2007 TerreStar Global warrants issued to its board and former board members. These warrants vested immediately and expire in July 2012, or earlier if fully exercised or otherwise cancelled per the warrant agreement’s terms.

The following table summarizes the TerreStar Global warrants that are outstanding and exercisable as of December 31, 2009.

	Warrants Outstanding		Exercisable
Exercise Prices	As of December 31, 2009	Weighted Average Contractual Life Remaining	As of December 31, 2009
$0.42	553,100	2.52 years	553,100

Defined Contribution Plan

In March 2007, the Board of Directors approved termination of the Motient Corporation 401(k) Plan. Concurrently, the Board approved the formation of the TerreStar Networks Inc. 401(k) Savings Plan as a participating employer. The Motient Corporation 401(k) Savings Plan provided for (i) a TerreStar Networks match of employee contributions, in the form of common stock, at a rate of $1 for every $1 of an employee’s contribution not to exceed 4% of an employee’s eligible compensation, (ii) a discretionary annual employer non-elective contribution, (iii) the option to have plan benefits distributed in the form of installment payments and (iv) the reallocation of forfeitures, if any, to active participants.

The TerreStar Networks 401 (k) Plan provides for: (i) TerreStar Networks match of employee contributions at a rate of $1 for every $1 an employee’s contribution not to exceed 4% of an employee’s eligible compensation and (ii) the option to have plan benefits distributed in the form of installment payments. The TerreStar Network match of employee contributions is 100% vested to the employee.

TerreStar Networks’ matching expense was approximately $478,000, $677,000, and $700,000 for 2009, 2008 and 2007, respectively.

Note 11. Income Taxes

The provision (benefit) for income taxes is comprised of:

	December 31
	2009	2008	2007
	(in thousands)
Current
Federal	$—	$(2,231)	$(2,248)
State	—	—	—

Deferred
Federal	2,033	—	—
State	336	—	—

Total tax expense (benefit)	$2,369	$(2,231)	$(2,248)

The income tax expense for the year ended December 31, 2009 mainly pertains to a change in the deferred tax liability established in 2008 related to the indefinite lived intangible spectrum license asset. We recorded income tax benefit for the year ended December 31, 2008, due to the fact that the estimated tax expense accrued in 2007 ultimately proved to be lower when we filed our final 2007 income tax returns. In addition, we realized the full amount of the tax asset related to AMT credits as a result of a capital loss carryback.

The components of the net deferred tax liability are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss, capital loss and AMT credit carry forwards	$223,157	$526,151
Stock-based compensation	12,724	17,721
Capitalized expenses	102,134	98,876
High yield debt interest	76,186	44,759
Other	13,144	2,132

Total deferred tax assets	427,345	689,639

Less valuation allowance	(231,901)	(513,861)

Deferred tax assets, net of valuation allowance	195,444	175,778

Deferred tax liabilities:
Tangible asset basis, lives and depreciation methods	75,948	50,377
Definite lived intangibles	71,444	75,354
Indefinite lived intangible	23,364	13,039
Debt discount	48,052	50,047

Total deferred tax liabilities	218,808	188,817

Total net deferred tax liability	$(23,364)	$(13,039)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our net deferred tax assets, excluding the indefinite lived intangible deferred tax liability, at December 31, 2009 and 2008, were offset by a full valuation allowance because it is not considered more likely than not that these tax benefits will be realized.

As of December 31, 2009, we had estimated net operating loss carry forwards (“NOLs”) of $583 million. In 2002, due to the debt restructuring and reorganization, and also in 2004 and 2006, we triggered a change of control for tax purposes, which limits the availability and utilization of the NOLs. As a result of this limitation, approximately $702 million of our NOLs will expire unused and have been excluded from the ending NOL balance in deferred taxes as of December 31, 2009. In addition, $15 million of our NOLs expired as of December 31, 2009 due to the carry forward period limitation. Our remaining NOLs expire between 2010 and 2029. We realized a capital loss of $198.9 million in 2008. A portion of the capital loss recorded in 2008 was carried back to offset capital gains recorded in 2006. The remaining capital loss carry forward of approximately $124 million as of December 31, 2009, will expire in 2013.

The reconciliation between our effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Permanent differences	(7.2)	6.1	(5.4)
Valuation allowance	(28.4)	(36.8)	(29.9)
Other	(0.4)	(3.5)	1.2

Effective income tax rate	(1.0)%	0.8%	0.9%

We and our subsidiaries filed income tax returns in the U.S. and in various state, local, and foreign jurisdictions. Due to our net operating loss carry forward position in the U.S., the tax years from 1994 forward may be adjusted by the Internal Revenue Service even though the general three year statute of limitations has expired for certain years. We are subject to various state and local tax statutes of limitation.

The change in unrecognized tax benefits under relevant accounting standard guidance is shown in the table below (in thousands).

	2009	2008	2007
Opening balance	$—	$12,100	$—
Increase (decrease) related to positions taken in current period	—	(12,100)	12,100

Ending balance of unrecognized tax benefits	$—	$—	$12,100

We accrue interest and penalties related to unrecognized benefits in our provision for incomes taxes. We do not expect a significant change in the unrecognized tax liabilities in the next 12 months.

Note 12. Loss per Share

The computation of net loss per share for the year ended December 31, 2009, 2008 and 2007 is shown below:

	2009	2008	2007
	(In thousands except per share data)
Loss per Share (Basic and Diluted):
Net Loss available to Common Stockholders	$(235,072)	$(301,384)	$(266,915)
Weighted-Average Common Shares Outstanding	133,476	107,179	83,016
Basic and Diluted net loss per share	$(1.76)	$(2.81)	$(3.22)

For the year ended December 31, 2009, 72.7 million dilutive shares calculated on an “if converted” basis for the Series A and B Preferred, Series E preferred stock and TerreStar Exchangeable Notes and 2.3 million shares of unvested restricted stock were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. Shares issuable under the equity plans and upon exercise of warrants outstanding were also anti-dilutive, since we incurred a net loss for the year ended December 31, 2009, 2008 and 2007.

Note 13. Commitments and Contingencies

We lease office space, equipment, collocation, cell sites and office furniture under non-cancelable operating and capital leases expiring through 2018.

As of December 31, 2009, TerreStar Corporation had $408.5 million of its Series A and B preferred stock principal amount outstanding. If not converted or repaid, the entire preferred stock redemption amount will be due on April 15, 2010. Dividend payments are due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010. We anticipate paying the Series A and Series B dividends in common stock.

We had the following contractual commitments as of December 31, 2009.

	TOTAL	< 1 yr	1-3 yrs	4-5 yrs	5+ yrs
	(in thousands)
Satellites(a)	$119,249	$51,540	$32,219	$4,121	$31,369
Leases	9,053	4,465	4,540	48	—
Network, capital equipment and services(b)	83,905	76,101	7,804	—	—
Preferred stock obligations	429,947	429,947	—	—	—
Debt obligations	1,776,654	150	520,063	1,256,441	—

	$2,418,808	$562,203	$564,626	$1,260,610	$31,369

(a)	The amount excludes in-orbit incentives.
(b)

The cost of certain development efforts are shared with other operators. We could incur additional commitments related to those efforts in the event that one or more of those operators discontinued their participation.

Litigation Adverse to Highland Capital Management and James Dondero

Since August 2005, we have been engaged in litigation adverse to Highland Capital Management, L.P. (“Highland Capital”), as well as certain investment funds managed by Highland Capital, and James Dondero, who is the principal owner of Highland Capital and one of our former directors (Highland Capital, its investment funds, and Mr. Dondero are referred to collectively as the “Dondero Affiliates”). Seven of the suits were filed by the Dondero Affiliates against us or related parties. Of those seven suits, four have been resolved in our favor (and are not further discussed herein). Of the remaining three lawsuits, the first was dismissed by the trial court, reinstated by the court of appeals, and is currently proceeding before the trial court; the second has been stayed; and the third is in the discovery stage. In addition, we have filed two suits against Mr. Dondero and the Dondero Affiliates. One was dismissed on the defendants’ motion (and is not further discussed herein), and the other is scheduled for trial in May 2010.

The suit filed by the Dondero Affiliates that was reinstated was filed on August 16, 2005 in a Texas state district court in Dallas County, Texas (the “Rescission Litigation”). This suit challenged the validity of our Series A Preferred Stock and sought damages and rescission of the Dondero Affiliates’ $90 million purchase of 90,000 shares of Series A Preferred Stock. On November 30, 2007, the court granted our motion for summary judgment and dismissed the suit. The Dondero Affiliates appealed the dismissal. On March 6, 2009, the Court of Appeals reversed the summary judgment and ordered most of the claims remanded to the trial court. We filed a petition for review with the Supreme Court of Texas, which was denied on September 25, 2009. We believe that these claims are without merit, and we intend vigorously to defend against this suit, which is set for trial in October 2010.

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

On October 19, 2005, we filed a petition in a Texas state court in Dallas County, alleging that Mr. Dondero seriously and repeatedly breached his fiduciary duties as a director to advance his own personal interests. The state court, on Mr. Dondero’s motion, entered summary judgment dismissing the fiduciary suit on the ground that the dismissal of a federal securities lawsuit filed by us had a res judicata effect that precluded the continued prosecution of state law breach-of-fiduciary-duty claims. However, on appeal, the Court of Appeals reversed the dismissal and remanded the case to the trial court, where it has now been set for trial in December 2010.

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

Note 14. Fair Value of Financial Instruments

We record certain financial assets and liabilities at fair value. Our financial assets and liabilities measured at fair value on a recurring basis, which are subject to the disclosure requirements under the fair value measurement standard, at December 31, 2009 were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2009
Financial assets:
Money market funds	$40,610	—	—	$40,610

Total assets measured at fair value	$40,610	—	—	$40,610

Financial liabilities:
Contingent interest derivatives	—	—	$3,040	$3,040

Total liabilities measured at fair value	—	—	$3,040	$3,040

The following table represents our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009:

(In thousands)	Contingent Interest Derivative
Balance at December 31, 2008	$—
Recognition of contingent interest derivative liability (See Note 8)	6,907
Changes in fair value of contingent interest derivative liability	(3,867)

Balance at December 31, 2009	$3,040

The following are the financial instruments recorded in the consolidated financial statements at carrying value as of the reporting periods presented, for which the fair value was determined based on the authoritative guidance for fair value measurements:

	As of December 31, 2009		As of December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TerreStar Notes including contingent interest derivative and accrued interest, thereon (net of discounts)	$791,930	$770,488	$671,884	$333,145
TerreStar Exchangeable Notes and accrued interest, thereon (net of discounts)	$94,729	$135,597	$63,176	$30,757
TerreStar-2 Purchase Money Credit Agreement including contingent interest derivative and accrued interest, thereon	$67,914	$62,418	$36,755	$27,537

We hold money market fund investments that are classified as either cash equivalents or restricted cash that are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets. We determined that there exists no active market for the TerreStar Notes, Exchangeable Notes and debt under the TerreStar-2 Purchase Money Credit Agreement. Therefore, we used the discounted cash flow (DCF) model as the primary quantitative valuation technique for disclosing fair value of debt as of December 31, 2009.

In developing the valuation model, we determined expected cash flows, expected period coupon rate, market yield, and principal repayments as key inputs. Under the model, the fair market value of each instrument was based on the yield inputs from the JP Morgan CCC High Yield Index. The primary assumption is these observable yields are reliable proxies for investor required yield, and reflect the appropriate risk and reflect market information. In addition, the model also considered the factors applicable to take into account the credit risk underlying the debt.

Note 15. Related Party Transactions

One Dot Four Corp.

During September 2009, we entered into a Spectrum Manager Lease Agreement with One Dot Four Corp., an affiliate of Harbinger Capital Partners Master Fund I, Ltd., which, along with its affiliates, is a significant investor in the Company, to lease certain 1.4GHz spectrum for use throughout the United States. The initial lease term continues through April 2017, renewable, at lessee’s option, for two additional terms of ten years each, subject to FCC renewal of the licenses and to early termination under various conditions. We received $3.0 million towards spectrum lease payments during 2009 and recorded $2.3 million as spectrum lease revenue in the consolidated statement of operations.

In January 2010, we entered into an Exclusivity Agreement with Harbinger where we received $30 million prepayment of lease payments under the Spectrum Manager Lease Agreement and in exchange, for a period of 90 days from the date of the Exclusivity Agreement, we would negotiate in good faith on an agreement for our S-band spectrum. Additionally, the agreement imposes on us, certain solicitation restrictions for entering into any transaction regarding the S-band Spectrum with third party during the 90 days period.

ATC Technologies, LLC

ATC Technologies is a subsidiary of SkyTerra. We sold our remaining interest in SkyTerra in September 2008. For the years ended December 31, 2008 and 2007, we recorded costs of $0.6 million and $0.6 million, respectively, to related parties. All of those costs were paid to ATC Technologies for intellectual property related services.

Note 16. Supplemental Cash Flows Information

Supplemental cash flow information for the years ended December 31, 2009, 2008 and 2007 is presented in the table below.

	2009	2008	2007
	(in thousands)
Non-cash investing and financing activities
Accrued property and equipment purchases	$14,025	$1,303	$8,554
Accrued satellite performance incentives	26,206	—	—
Interest capitalized on satellites and terrestrial network under construction	96,673	60,618	27,652
Assets acquired under capital lease	—	—	193
Acquisition of intangible assets	—	164,175	89,621
Acquisition of SkyTerra shares through exchange of MSV	—	—	177,618
Deferred financing fees accrued	—	—	916
Accretion of issuance costs on Series A and Series B Preferred Stock	4,542	4,553	4,542
Paid-in-kind interest	131,521	99,978	37,708
Stock dividend to Series B Preferred Shareholders	9,951	9,953	9,953
Dividend liability accrued but not paid	12,979	3,900	193
Expiration of common stock warrants	43,810	—	—
Acquisition of noncontrolling interest funded by issuance of common stock	—	1,573	33,801

Supplemental Cash Flows Information
Interest paid	$—	$—	$7,034
Income taxes paid	$—	$—	$5,713

Note 17. Quarterly and Other Financial Data (unaudited)

The following tables present selected quarterly financial data for 2009 and 2008:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Revenue	$—	$—	$—	$2,384
Operating expenses	$35,952	$41,932	$39,326	$44,068
Loss before income taxes	(49,463)	(57,543)	(56,714)	(58,396)
Net loss	(49,463)	(58,544)	(57,479)	(58,999)
Net loss attributable to TerreStar Corporation	(44,531)	(52,624)	(52,019)	(56,063)
Net loss attributable to common stockholders	(52,077)	(60,002)	(59,585)	(63,408)
Basic and Diluted loss per share	$(0.43)	$(0.44)	$(0.43)	$(0.46)
Basic and Diluted weighted-average common shares outstanding	121,051	134,611	137,154	138,329

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Operating expenses	$67,194	$57,280	$31,876	$34,993
Loss before income taxes	(103,704)	(68,884)	(64,220)	(53,660)
Net loss	(102,950)	(68,884)	(64,220)	(52,183)
Net loss attributable to TerreStar Corporation	(94,574)	(66,715)	(64,220)	(52,183)
Net loss attributable to common stockholders	(101,499)	(73,640)	(71,219)	(55,026)
Basic and Diluted loss per share	$(1.14)	$(0.75)	$(0.59)	$(0.45)
Basic and Diluted weighted-average common shares outstanding	88,698	97,676	121,051	121,051

(1)	Loss per share calculations for each of the quarters in 2009 and 2008 is based on the weighted average number of shares outstanding for each of the periods.
(2)	See Note 8 for discussion of the correction of certain immaterial errors relating to prior periods recorded during the three months ended September 30, 2009 and December 31, 2009.

Note 18. Subsequent Events

We evaluated all material events or transactions that occurred after the consolidated balance sheet date as of December 31, 2009. During this period, we did not have any material subsequent events except as noted below:

On October 9, 2009, we, commenced an offer to exchange our Series A, B, C D & E preferred stock for newly issued Series F Preferred Stock and Series G Junior Preferred Stock of TerreStar Holdings Inc., our 100% owned subsidiary, subject to certain conditions. In connection with this offer, we are soliciting consents to certain proposed amendments to the certificate of designation of our Series B preferred stock. The initial offer was amended for certain provisions in the offer and currently the exchange offer will expire on April 2, 2010, unless extended or terminated prior to such date.

On January 13, 2010, the FCC granted us authority to integrate terrestrial use of TerreStar's 20 MHz S Band spectrum into its next generation mobile wireless network. We intend to use this authority to enhance coverage, capacity and throughput in its integrated mobile satellite and terrestrial communications network that will provide ubiquitous North American access to voice and data services through conventional wireless devices. The FCC also granted a number of technical waivers requested by us that will permit us to integrate ATC capability more efficiently.

In January 2010, we entered into an Exclusivity Agreement with Harbinger wherein we received $30 million prepayment of lease payments under the Lease Agreement and in exchange, for a period of 90 days from the date of the Exclusivity Agreement, we would negotiate in good faith on an agreement for our S-band spectrum. Additionally, the agreement imposes on us, certain solicitation restrictions for entering into any transaction with third party regarding the S-band Spectrum during the 90 days period.

On March 9, 2010, we received notification from The NASDAQ Stock Market’s Listing Qualifications Department (“NASDAQ”) that for the last 30 consecutive business days the bid price of our common stock on The NASDAQ Global Market has closed below the minimum $1.00 per share required for continued inclusion under NASDAQ Marketplace Rule 5450(a)(1) (“Minimum Share Price Rule”). In the event we do not regain compliance with the Minimum Share Price Rule by September 7, 2010, NASDAQ will provide written notification that our common stock will be delisted from The NASDAQ Global Market. At that time, we may appeal NASDAQ’s determination to delist our common stock to a NASDAQ Listing Qualifications Panel.