Form 10-K/A
period 2009-12-31
TERRESTAR CORP
filed 2010-05-06
CIK 913665

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

There were 139,726,285 shares of TerreStar Corporation Common Stock outstanding as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (“Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission on March 16, 2010 (the “Original Form 10-K”), is being filed to amend and revise certain disclosure regarding our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Series A and B Preferred Stock”) and related matters and to include the information required to be contained in Part III of Form 10-K. We had previously reported that such Part III information would be incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A. However, as of the date of this Amendment No. 1, our definitive proxy statement, has not been filed, and, according to General Instruction G(3) to Form 10-K, we hereby amend our Original Form 10-K to include the required information.

For the convenience of the reader, this Amendment No. 1 sets forth the Original Form 10-K in its entirety, amending disclosure regarding our Series A and B Preferred Stock and related matters in Items 1A and 7 and Notes 1, 9, 13 and 18 to our Notes to Consolidated Financial Statements. Additionally, this Amendment No. 1 includes the disclosure required by Items 10, 11, 12, 13 and 14 of Part III to Form 10-K and certain other revisions to the Original Form 10-K to correct typographical or other similar errors.

This Amendment No. 1 amends and revises only the information set forth above and does not otherwise reflect events that have occurred after the filing date of the Original Form 10-K, or modify or update any other disclosure presented in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K as those filings continue to supersede, as applicable, the information contained in the Original Form 10-K and in this Amendment No. 1.

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

Our exchange offers.

On November 16, 2009, we commenced exchange offers to exchange our Series A, B and E Preferred Stock for newly issued Series F Preferred Stock and Series G Junior Preferred Stock of TerreStar Holdings Inc., our 100% owned subsidiary, subject to certain conditions and solicited consents for amendments to the certificate of designations of the Series B Preferred Stock and the indenture governing TerreStar Networks’ 6.5% Exchangeable PIK Notes due 2014. Subsequent to the filing of the Original Form 10-K, on April 2, 2010, the exchange offers were terminated because certain conditions precedent to the exchange offers and consent solicitation had not been satisfied.

Our common stock may be delisted.

On March 9, 2010, we received notification from The NASDAQ Stock Market’s Listing Qualifications Department (“NASDAQ”) that for the last 30 consecutive business days the bid price of our common stock on The NASDAQ Global Market has closed below the minimum $1.00 per share required for continued inclusion under NASDAQ Marketplace Rule 5450(a)(1) (“Minimum Share Price Rule”). Subsequent to the filing of the Original Form 10-K, NASDAQ notified us that we had regained compliance with the $1.00 minimum bid price requirement for continued listing on NASDAQ under Listing Rule 5450(a)(1).

Series A and B Preferred Stock

Subsequent to the filing of our Original Form 10-K, on April 15, 2010 we did not redeem our Series A and B Preferred Stock, which has resulted in a continuing redemption obligation of approximately $429.9 million and provides the holders of the Series A and B Preferred Stock the right to elect directors to our Board and may have caused a default under our TerreStar-2 Purchase Money Credit Agreement, as discussed under “Risk Factors” on page 13 of this Amendment No. 1.

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

Subsequent to the filing of our Original Form 10-K, on April 15, 2010 we did not redeem our Series A and B Preferred Stock, which has resulted in a continuing redemption obligation of approximately $429.9 million and provides the holders of the Series A and B Preferred Stock the right to elect directors to our Board and may have caused a default under our TerreStar-2 Purchase Money Credit Agreement.

Subsequent to the filing of our Original Form 10-K, our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Series A and B Preferred Stock”), by their terms, were mandatorily redeemable on April 15, 2010 (the “Redemption Date”). Since all of the shares of Series A Preferred Stock were not redeemed on the Redemption Date, in addition to any other rights available, the holders of the Series A Preferred Stock have the right, subject to proper notice, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect two members to our board of directors until all outstanding shares of the Series A Preferred Stock have been redeemed. Similarly, since all of the shares of Series B Preferred Stock were not redeemed on the Redemption Date, in addition to any other rights available, the holders of the Series B Preferred Stock have the right, subject to proper notice, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect a majority of members to our board of directors until all outstanding shares of the Series B Preferred Stock have been redeemed. Such board election rights of the Series A Preferred Stock and Series B Preferred Stock holders will become effective, only if our failure to redeem continues for 30 consecutive days following notice to us of our failure to redeem is given by the holders of at least 25% of the Series A Preferred Stock or the Series B Preferred Stock, as the case may be, then outstanding. We have received indications from certain parties that holders of the Series A and B Preferred Stock intend to exercise their rights to elect members to our board of directors due to our failure to redeem the Series A and B Preferred Stock on the Redemption Date. Additionally, because all of the shares of Series A and B Preferred Stock have not been exchanged, converted into shares of our common stock or redeemed, we have had an ongoing redemption obligation of approximately $429.9 million, including accrued dividends, as of April 15, 2010.

Additionally, since we have not redeemed the Series A and B Preferred Stock, to the extent that it is determined that we have funds legally available in excess of $10 million to redeem a portion of the Series A and B Preferred Stock pursuant to Delaware Law, a default will have occurred under our TerreStar-2 Purchase Money Credit Agreement (the “Credit Agreement”), that unless timely cured or waived would, if accelerated, result in obligations as of December 31, 2009 of approximately $67.8 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of December 31, 2009 of approximately $1,007.2 million becoming immediately due and payable.

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

If our common stock continues to trade below $1.00 for thirty consecutive trading days, we would be in danger of having our stock delisted from The NASDAQ Global Market. Delisting could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, delisting or the threat of delisting could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition.

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

The Industry Canada approval in principle to construct and operate a 2GHz MSS S-band satellite in a Canadian orbital position is currently held by TerreStar Canada, an entity that we do not control. Upon the launch of TerreStar-1, we expect that TerreStar-1 was transferred to TerreStar Canada. Under the Radiocommunication Act (Canada) and the Telecommunications Act (Canada), and the regulations promulgated thereunder, TerreStar Networks may only own a 20% voting equity interest in TerreStar Canada, along with a 33 1/3% voting equity interest in TerreStar Canada Holdings, which is TerreStar Canada’s parent and 80% voting equity owner. 4371585 Canada, a Canadian-owned and controlled third party, owns a 66 2 /3% voting interest in TerreStar Canada Holdings. The rules and regulations further provide that the business and operations of TerreStar Canada cannot otherwise be controlled in fact by non-Canadians.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

TerreStar Facilities (Offices and Calibrated Earth Station, “CES,” sites) at December 31, 2009

Location	Type of Facility	Square Feet	Lease Expiration Date
300 Knightsbridge Pkwy Lincolnshire, IL 60669	Vacated	66,965	12/31/2010

12010 Sunset Hills Road, Suite 600 Reston, VA 20190	Headquarters	22,606	11/28/2011

2703 Telecom Parkway Suite 100 Richardson, TX 75082	Remote Office	31,031	7/31/2012

925 West 100 North, Suite A North Salt Lake, UT 84054	Remote Office	7,123	10/15/2012

42865 Burns Lake British Columbia, Canada	CES 1	400*	3/31/2013

23488 S. Barlow Road Canby, OR 97073	CES2	400*	2/23/2013

4605 36th Avenue Valleyview, Alberta T0H 3NO	CES 3	400*	1/13/2013

497 Road U, NE Warden, WA 98857	CES 4	400*	11/30/2012

Location	Type of Facility	Square Feet	Lease Expiration Date

146 Third Street Austin, NV 89310	CES 5	400*	1/9/2013

1 Aerojet Way, Suite 300 North Las Vegas, NV 89310	CES 6—Hosting Site	400*	1/5/2012

8-15 & Frontage Road Paragohan, UT 84760	CES 7	400*	2/28/2013

86281 E. Webb Court San Manuel, AZ 85631	CES 8	400*	3/30/2013

Village of Dafoe Dafoe, SK, S0K 1C0	CES 9	400*	Purchased Site

Sec. 24 Township 10 South, Range 17 East Tinnie, NM 88351	CES 10	400*	5/31/2013

5196-83RD Avenue NE Devils Lake, ND 58301	CES 11	400*	3/24/2013

148 Roselawn Drive Junction, TX 76849	CES 12	400*	12/31/2013

15712 US 83 North Laredo, TX 78041	CES 13	400*	1/31/2013

Pickle Lake Road Pickle Lake, Ontario, Canada	CES 14	400*	10/14/2013

1256 W. Old State Road Austin, IN 47102	CES 15	400*	3/31/2013

4814 W. Admiral Doyle Drive New Iberia, LA 70506	CES 16	560	11/30/2012

W 1065-15590 Highway 62 Madoc, Ontario, Canada	CES 17	400*	10/14/2017

280 Wolf Hill Lane Independence, VA	CES 18	1600	4/6/2013

146 Balgra Road Merry Hill, NC	CES 19	400	1/1/2013

8801 SW 177 Avenue Miami, FL 33196	CES 20	400*	3/31/2013

133438 Allan Park Road West Grey Township Allan Park, Ontario Canada	Teleport Environment	400*	12/31/2009

*	Square footage is approximate.

Item 3.	Legal Proceedings

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

Our exchange offers.

On November 16, 2009, we, commenced exchange offers to exchange our Series A, B and E Preferred Stock for newly issued Series F Preferred Stock and Series G Junior Preferred Stock of TerreStar Holdings Inc., our 100% owned subsidiary, subject to certain conditions and solicited consents for amendments to the certificate of designations of the Series B Preferred Stock and the indenture governing TerreStar Networks’ 6.5% Exchangeable PIK Notes due 2014. Subsequent to the filing of the Original Form 10-K, on April 2, 2010, the exchange offers were terminated because certain conditions precedent to the exchange offers and consent solicitation had not been satisfied.

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

We are currently considering various alternatives to extend our liquidity and raise capital. We also commenced exchange offers for our outstanding Series A, B and E preferred stock and solicited consents for amendments to the certificate of designations of the Series B Preferred Stock and the indenture governing TerreStar Networks’ 6.5% Exchangeable PIK Notes due 2014, as more fully described in Note 18. Subsequent to the filing of the Original Form 10-K, on April 2, 2010, the exchange offers and consent solicitation were terminated because certain conditions precedent had not been satisfied. Further, we are evaluating other potential sources of funding including those described in Note 18.

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

Our short-term liquidity needs are principally related to our operating expenses, continuing commitments related to the design and development of our handset and chipset, development of our ground based satellite infrastructure and the potential redemption obligation under our Series A and B Preferred Stock. As of December 31, 2009, we had contractual obligations of $562.2 million due within one year, consisting of approximately $429.9 million related to the redemption of Series A and B Preferred Stock, which will be due on April 15, 2010, $51.5 million related to our satellite system, $0.2 million related to interest or debt obligations, $76.1 million related to our handset, chipset, terrestrial network and orbital incentive payments related to our satellite contract and $4.5 million for operating leases.

Subsequent to the filing of the Original Form 10-K, we did not redeem the Series A and B Preferred Stock on the Redemption Date. Accordingly, due to our failure to redeem, the holders of the Series A Preferred Stock will, in addition to any other rights available, have the right, subject to proper notice as set forth below, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect two members to our board of directors until all outstanding shares of the Series A Preferred Stock have been redeemed. Similarly, the holders of the Series B Preferred Stock will, in addition to any other rights available, have the right, subject to proper notice as set forth below, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect a majority of members to our board of directors until all outstanding shares of the Series B Preferred Stock have been redeemed. The board election rights available to the holders of the Series A Preferred Stock and Series B Preferred Stock will become effective, only if our failure to redeem continues for 30 consecutive days following the notice to us of our failure to redeem is given by the holders of at least 25% of the Series A Preferred Stock or the Series B Preferred Stock, as the case may be, then outstanding. We have received indications from certain parties that holders of the Series A and B Preferred Stock intend to exercise their rights to elect members to our board of directors due to our failure to redeem the Series A and B Preferred Stock on the Redemption Date.

Since we have not redeemed the Series A and B Preferred Stock, to the extent that it is determined that we have funds legally available in excess of $10 million to redeem a portion of the Series A and B Preferred Stock pursuant to Delaware Law, a default will have occurred under our Credit Agreement, that unless timely cured or waived would, if accelerated, result in obligations as of December 31, 2009 of approximately $67.8 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of December 31, 2009 of approximately $1,007.2 million becoming immediately due and payable.

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

Contractual Cash Obligations

As of December 31, 2009, we had TerreStar Notes and accrued interest, of $837.5 million, maturing on February 14, 2014, with cash interest payments commencing on February 15, 2011; TerreStar Exchangeable Notes and accrued interest, of $169.7 million maturing on June 15, 2014, with cash interest payments commencing on June 15, 2011; and TerreStar-2 purchase money credit facility and accrued interest of $67.8 million, maturing on February 5, 2013, with cash interest payments commencing on June 30, 2012. TerreStar Corporation had no preferred stock obligations, other than obligations with respect to the repayment of its Series A and B Preferred Stock. If not converted, given certain voting rights, or repaid, the entire preferred stock amount of $429.9 million, including accrued dividends, will be due on April 15, 2010. On April 15, 2007, TerreStar Corporation paid the remaining portion of the dividends that were required to be placed in escrow. Additional dividend payments after April 15, 2007, will be due bi-annually in April and October, payable at TerreStar Corporation’s option in cash (at a 5.25% annual interest rate) or common stock (at a 6.25% annual interest rate) through April 15, 2010.

Subsequent to the filing of the Original Form 10-K, we did not redeem the Series A and B Preferred Stock on the Redemption Date. Accordingly, as discussed above under “Going, Concern, Liquidity and Capital Resources,” the respective holders of the Series A and B Preferred Stock are entitled to, in addition to any other rights available, certain board election rights, which will become exercisable if our failure to redeem continues for 30 consecutive days following the requisite notices to us of our failure to redeem. We have received indications from certain parties that holders of the Series A and B Preferred Stock intend to exercise their rights to elect members to our board of directors due to our failure to redeem the Series A and B Preferred Stock on the Redemption Date.

Since we have not redeemed the Series A and B Preferred Stock, to the extent that it is determined that we have funds legally available in excess of $10 million to redeem a portion of the Series A and B Preferred Stock pursuant to Delaware Law, a default will have occurred under our Credit Agreement, that unless timely cured or waived would, if accelerated, result in obligations as of December 31, 2009 of approximately $67.8 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of December 31, 2009 of approximately $1,007.2 million becoming immediately due and payable.

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

Directors of TerreStar

The following table sets forth, for each of our directors as of April 28, 2010, his name, title, age and the year in which he first became our director. The directors have furnished the information set forth below and elsewhere in this Annual Report concerning them and their security holdings of TerreStar.

Name	Title	Age	Began Service
William Freeman	Chairman of the Board	57	2007
David Andonian	Director	53	2006
Eugene I. Davis	Director	55	2008
Jeffrey W. Epstein	President, Chief Executive Officer and Director	41	2009
Jacques Leduc	Director	47	2006
David Meltzer	Director	50	2006

William M. Freeman. Mr. Freeman has served as Chairman of the Board since March 2007 and has served on the Board of Directors since February 2007. Mr. Freeman served as President and CEO of Arbinet Corporation from November 2007 to September 2008. From May 2004 to February 2005, Mr. Freeman was the Chief Executive Officer of Leap Wireless International, Inc. From January 1994 to January 2004, Mr. Freeman was a senior executive, most recently President—Public Communications Group, at Verizon. Mr. Freeman also serves on the board of directors of the CIT Group, Inc., and Value Added Communications, Inc. and served on the board of directors of Arbinet Corporation until February 2010. Mr. Freeman holds a B.A. in Economics from Drew University and an MBA in Finance and Management from Rutgers University. In addition, Mr. Freeman also participated in advanced management programs at Harvard, the Brookings Institute and Rutgers. Mr. Freeman’s combination of independence and his experience, including past performance as an executive officer and as a director of various public companies, qualifies him to serve as Chairman of our Board of Directors.

David Andonian. Mr. Andonian has served on our Board of Directors since May 2006. Currently, Mr. Andonian is the Founder and Managing Partner at Dace Ventures, where he has served since August 2006. Prior to August 2006, Mr. Andonian served as the Chairman of Affinnova, Inc., a marketing services company. From May 2003 to December 2004, Mr. Andonian served as Executive Chairman of the board of directors, and from January 2004 to January 2006, Mr. Andonian served as the Chief Executive Officer of Affinnova, Inc. From December 2002 to April 2003, Mr. Andonian served as an Executive in Residence at Flagship Ventures. From July 2001 to September 2002, Mr. Andonian served as President and Chief Operating Officer at CMGI, an internet marketing and infrastructure provider. At CMGI, he managed domestic and international operations. Prior to joining CMGI, Mr. Andonian held several executive level positions from January, 1996 to November, 1997 with PictureTel Corporation, including General Manager of its Personal Systems Division and Vice President of Worldwide Marketing. He began his career in sales at IBM where he spent over fifteen years in various sales, marketing and general management positions, including VP of Worldwide Marketing and Brand Management for IBM’s PC Company. Mr. Andonian holds a B.A in Business Management from the Isenberg School of Management at the University of Massachusetts. Mr. Andonian’s combination of independence and his experience, including past experience as an executive officer and an investor in numerous communications and technology companies, qualifies him to serve as a member of our Board of Directors.

Eugene I. Davis. Mr. Davis has served on our Board of Directors since February 2008. Mr. Davis has served as the Chairman and Chief Executive Officer of PIRINATE Consulting Group, L.L.C., a consulting firm specializing in turn-around management, mergers and acquisitions and strategic planning advisory services, since 1999. He served as Chief Operating Officer of Total-Tel USA Communications, Inc., an integrated telecommunications provider, from 1998 to 1999. Mr. Davis served in various capacities including as director,

Executive Vice President, President and Vice Chairman of Emerson Radio Corp., a distributor of consumer electronics products, from 1990 to 1997. He served in various capacities including as a director, Chief Executive Officer and Vice Chairman of Sports Supply Chain, Inc., a distributor of sporting goods and athletic equipment, from 1996 to 1997. Prior to such time, Mr. Davis was an attorney in private practice. Mr. Davis presently serves as Chairman of the Board of Atlas Air Worldwide Holdings, Inc., and Foamex International, Inc. Mr. Davis also serves as a Director of Knology, Inc., Ambassadors Inc., Rural/Metro Corporation and Dexone Inc. Mr. Davis received B.A. in International Politics from Columbia University, Columbia College, a Masters in International Affairs, International Law and Organization from Columbia University’s School of International Affairs, and a J.D. from Columbia University’s School of Law. Mr. Davis’ independence, qualification as an audit committee financial expert and his experience, including past experience as an executive officer, qualifies him to serve as a member of our Board of Directors.

Jeffrey W. Epstein. Mr. Epstein has served on our Board of Directors since August 2009. Mr. Epstein has served as our Chief Executive Officer since February 2010 and as our President and principal executive officer since April 2008. Mr. Epstein served as our Senior Vice President, General Counsel and Secretary from September 2006 to December 2008. In addition, Mr. Epstein served as the General Counsel and Secretary from October 2006 to December 2008 and the Associate General Counsel and Secretary from July 2006 to December 2006 of TerreStar Networks Inc. From October 2003 to July 2006, Mr. Epstein served as Director, Assistant General Counsel, Transactions, for Capital One Financial Corporation. From March 2000 to September 2003, he was an associate at the law firm Piper Rudnick LLP. Mr. Epstein earned a B.A. in Business Administration from the University of Florida, a J.D. from St. Thomas University School of Law and a L.L.M. in Securities and Financial Regulation from Georgetown University Law Center. Mr. Epstein’s experience as our President and Chief Executive Officer provides him with extensive insight into our operations and qualifies him to serve as member of our Board of Directors.

Jacques Leduc. Mr. Leduc has served on our Board of Directors since April 2006. He is a co-founder and managing partner of Trio Capital Inc., a private equity and venture capital firm that he started in January 2006, which invests primarily in telecommunications and new media. He served as Chief Financial Officer of Microcell Telecommunications Inc., a nationwide wireless operator in Canada from February 2001 through November 2004, and as Vice President Finance and Director Corporate Planning from January 1995 to February 2001. Mr. Leduc holds a Masters degree in Business Administration from Ecole des Hautes Etudes Commercials de Montreal and a Bachelors degree in Business Administration from the Universite du Quebec a Montreal. Mr. Leduc has also served as a member of the Board of Directors of Rural Cellular Corporation, Inc., a wireless communications service provider, since May 2005. Mr. Leduc’s combination of independence and his experience, including past experience as an executive officer and as a director of a public company, qualifies him to serve as a member of our Board of Directors.

David Meltzer. Mr. Meltzer has served on our Board of Directors since February 2006. Mr. Meltzer has served as Senior Vice President for International Services for the American Red Cross since July 2005, with overall responsibility for international disaster response activities, international development programs and various international policy matters. From January 2002 to February 2005, Mr. Meltzer served as the General Counsel and Executive Vice President for Regulatory Affairs for Intelsat Global Service Corporation, a wholly-owned subsidiary of Intelsat, Ltd. From July 2001 to September 2001, he served as Vice President and General Counsel of Intelsat Global Services Corporation. From December 1999 to September 2001 he served as Vice President and General Counsel for INTELSAT. From 1989 to December 1999, Mr. Meltzer served in various other positions with INTELSAT, including as Senior Director in the Corporate Restructuring Division. Mr. Meltzer holds a B.A. in International Relations from the University of Pennsylvania and a J.D. from The George Washington University Law School. Mr. Meltzer’s combination of independence and his experience, including as an executive officer with other telecommunications companies, qualifies him to serve as a member of our Board of Directors.

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

Executive Officers

The following sets forth the biographical information for each of TerreStar’s executive officers as of April 28, 2010.

Name	Title	Age
Jeffrey W. Epstein	President and Chief Executive Officer	41
Dennis W. Matheson(1)	Chief Technology Officer	49
Vincent Loiacono	Chief Financial Officer	50
Douglas Brandon	General Counsel and Secretary	51

(1)	Mr. Matheson is an executive officer of our subsidiary, TerreStar Networks Inc.

Jeffrey W. Epstein. See Mr. Epstein’s biographical information on page 2 above.

Dennis W. Matheson. Mr. Matheson has served as TerreStar Network’s Chief Technology Officer, Senior Vice President—Satellite Operations since January 2006. Mr. Matheson also has served as a Senior Vice President of TerreStar Global since February 2006. From August 1993 to January 2006, Mr. Matheson served as Chief Technical Officer of Motient Corporation. Mr. Matheson holds a B.S. in Electrical Engineering from Clemson University and an M.S. in Electrical Engineering from the University of Tennessee.

Vincent Loiacono. Mr. Loiacono has served as our Chief Financial Officer since February 2010 and as our Chief Accounting Officer from November 2008 to February 2010. Mr. Loiacono served as Senior Vice President and Corporate Controller of WorldSpace, Inc. from May 2005 to October 2008. Mr. Loiacono served in senior financial management roles in AT&T Government Solutions and Nextel Communications from May 1996 to May 2005. Mr. Loiacono also held senior manager and manager roles at public accounting firms KPMG and Deloitte and Touche. Mr. Loiacono holds a B.B.A. in accounting from Bernard Baruch College and is a Certified Public Accountant.

Douglas Brandon. Mr. Brandon was appointed as our General Counsel and Secretary in December 2008. He is responsible for the management of all legal matters for the Company. Prior to joining TerreStar, Mr. Brandon was Vice President of External Affairs & Law, Chief Counsel for Federal Affairs, and Associate General Counsel at AT&T Wireless Services, Inc. Prior to AT&T Wireless, Mr. Brandon had been a Vice President of McCaw Cellular Communications, Inc. Mr. Brandon is a member of the New York, District of Columbia and Virginia (Corporate Counsel) Bars. He is also admitted to appear before the Supreme Court of the United States and the U.S. Court of Appeals for the Second, Ninth and District of Columbia Circuits. He was a law clerk to the Honorable William H. Timbers of the U.S. Court of Appeals for the Second Circuit. Mr. Brandon received his bachelor’s degree from the University of Virginia and his law degree from Vanderbilt University.

Board Committees and Meetings

The Board of Directors conducts its business through meetings and through its committees. The Board of Directors consisted of seven directors at the beginning of 2009 and was expanded to eight members in August 2009 with the addition of Mr. Epstein. Upon the resignation of Messrs. Olmstead and Rayner on December 31, 2009, the size of the Board of Directors was reduced to six members.

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board, applicable committee and stockholders’ meetings. The Board of Directors met eighteen times during 2009. During 2009, each director attended or participated in at least 75% of the meetings held by our Board of Directors and each committee of the Board of Directors on which he served during the period for which he served.

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The standing committees of the Board of Directors are: the Audit Committee, the Compensation and Stock Option Committee and the Nominating Committee. In accordance with best practice, all the committees are comprised solely of non-employee, independent directors, as defined by the Marketplace Rules of The Nasdaq Stock Market, Inc. The charter of each committee is available on our website at www.terrestar.com and free of charge in print to any stockholder who requests it. The table below shows the membership of each of the standing Board committees as of April 28, 2010. David J. Rayner served as a member of the Audit Committee and Dean Olmstead served as a member of the Compensation and Stock Option Committee until December 31, 2009. William Freeman was elected as a member of the Audit Committee effective January 2, 2010.

Audit Committee	Compensation and Stock Option Committee	Nominating Committee
Eugene I. Davis*	David Meltzer*	David Andonian*
David Andonian	David Andonian	David Meltzer
William Freeman	William Freeman	William Freeman Jacques Leduc

*	Denotes Committee Chairman

Audit Committee

Each member of the Audit Committee is “independent” as defined under the applicable Marketplace Rules of The Nasdaq Stock Market, Inc. The Audit Committee is responsible for reviewing our internal auditing procedures and accounting controls and will consider the selection and independence of our outside auditors. During 2009, the Audit Committee met seven times.

During 2009, our Board of Directors determined that Eugene Davis was the “Audit Committee financial expert” as such term is defined under Item 407 of Regulation S-K and a “financially sophisticated audit committee member” under Rule 4350(d)(A) of the Marketplace Rules of The Nasdaq Stock Market Inc. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Davis’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Davis any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as the Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors. In making this determination, the Board of Directors considered Mr. Davis’s educational background and business experience, which is described above. Our Audit Committee charter is available on our website at www.terrestar.com.

Compensation and Stock Option Committee

The Compensation and Stock Option Committee is responsible for reviewing certain of TerreStar’s compensation programs, making recommendations to the Board of Directors with respect to compensation, and administering our stock option plan. During 2009, the Compensation and Stock Option Committee met five times. Our Compensation and Stock Option Committee charter is available on our website at www.terrestar.com.

Nominating Committee

The Nominating Committee focuses on issues related to the composition, practices and operations of the Board of Directors. In addition, the Nominating Committee is responsible for selecting candidates to stand for election as directors. Each member of the Nominating Committee is “independent” as defined under the applicable Marketplace Rules of The Nasdaq Stock Market, Inc. The Nominating Committee is responsible for selecting candidates to stand for election as directors. During 2009, the Nominating Committee did not meet. Our Nominating Committee charter is available on our website at www.terrestar.com.

Director Nominations

In evaluating potential director candidates, the Nominating Committee considers the appropriate balance of experience, skills and characteristics required of the Board of Directors and seeks to ensure that at least a majority of the directors are independent under the applicable Marketplace Rules of The NASDAQ Stock Market, Inc. The Nominating Committee selects director nominees based on their personal and professional integrity, depth and breadth of experience, ability to make independent analytical inquiries, understanding of our business, willingness to devote adequate attention and time to duties of the Board of Directors and such other criteria as is deemed relevant by the Nominating Committee. The Company’s Code of Ethics (which has approved by the Board of Directors) provides that the backgrounds and qualifications of the directors, considered as a group, should provide a diverse mix of experience, knowledge and skills. The Nominating Committee considers the effectiveness of this policy and the effectiveness of the Board of Directors generally in the course of nominating directors for election.

In identifying potential director candidates, the Nominating Committee relies on recommendations made by current directors and officers. In addition, the Nominating Committee may engage a third party search firm to identify and recommend potential candidates. Finally, the Nominating Committee will consider candidates recommended by stockholders. Any stockholder that wishes to propose a candidate should send such candidate to the attention of the Nominating Committee at the address given in the section entitled “Communications with Directors” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC, and we are required to report in this Annual Report any failure to file by these dates. Based on our review of these reports filed during and in connection with the year ended December 31, 2009, and on certain written representations, we do not believe that any of our directors, officers or beneficial owners of more than ten percent of our Common Stock failed to file a form or report a transaction on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics has been approved by our Board of Directors and has been designed to deter wrongdoing among directors, officers and employees and promote honest and ethical conduct, full, fair, accurate and timely disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of code violations, and accountability for adherence to our code. Our code of ethics is available on our website, www.terrestar.com.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee are independent directors, and none of them are past or present employees or officers of the Company or any of our subsidiaries. No member of our Compensation Committee has any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on a board or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers serve on our board or our compensation committee.

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

Overview

Our primary business is our ownership of Networks and, as of April 28, 2010, we owned approximately 89% of Networks’ outstanding common stock. In 2009 we continued to refine and implement a revised compensation system that we adopted in May 2007.

Compensation Committee

The Compensation and Stock Option Committee, or the Compensation Committee, is responsible for establishing basic principles related to our compensation programs and for providing oversight of compensation programs and policies for senior executive officers, including the named executive officers (“NEOs”) listed in the Summary Compensation table below. The Compensation Committee is currently comprised of David Meltzer, David Andonian and William Freeman, all of whom are independent, non-employee directors. The Compensation Committee maintains a practice of meeting prior to regularly scheduled meetings of the Board of Directors and generally holds executive sessions without management present. Mr. Meltzer serves as the Chairman of the Compensation Committee and sets the meetings and agendas.

Compensation Consultants and Process

The Compensation Committee has the authority to retain its own compensation consultant and to obtain advice and assistance from internal or external legal, accounting or other advisers as it sees fit. In 2008, the Board retained Mercer, a wholly owned subsidiary of Marsh & McLennan Companies, Inc., to provide independent advice to the board for its deliberations related to executive compensation decisions. Mercer was retained again in 2009. Mercer’s work in 2008 centered around establishing the appropriate competitive pay levels for us. For this effort, Mercer developed a dual peer group approach, one focused specifically on the exact industry match of satellite ventures focused on telecommunications and the second peer group focused on other industries that required high research and development capital investments that have a comparable risk profile to the satellite telecommunications industry. Both peer groups are identified below. At the request of the Compensation Committee, Mercer blended the peer groups and the Compensation Committee considered the values when establishing the 2008 executive pay levels. For 2009 Mercer was asked by the Compensation Committee to update the data to ascertain if there had been any significant market movement. During the course of 2009, Mercer provided advice to the Compensation Committee regarding compensation and contractual matters relating to the executives of the Company.

At the request of the Compensation Committee, our President and Chief Executive Officer, Jeffrey Epstein, and General Counsel and Secretary, Douglas Brandon, regularly participate in Compensation Committee meetings with respect to compensation matters. In addition, Mr. Epstein was actively involved in discussions relating to setting the compensation levels for his direct reports, including each of the other NEOs as well as assisting in the formation and design of our compensation programs and policies. Mr. Epstein was present in Compensation Committee meetings where compensation was determined for other executive officers but he was not present when the Compensation Committee considered and set his compensation. The Compensation Committee reviews and approves compensation components for Mr. Epstein and other executive officers, including the following components:

•	Annual base salary;

•	Cash and equity bonuses, including target amounts;

•	Other equity or cash compensation;

•	Employment agreements, severance arrangements, and change in control agreements/provisions, as applicable; and

•	Any other material benefits, compensation or arrangements.

During 2009, the Compensation Committee met five times and acted on the following matters:

•	Employee bonuses for 2009;

•	Negotiate and enter into employment agreements with executive officers; and

•	Other equity or cash compensation.

Compensation Philosophy

We design our compensation programs to enable us to attract, retain and motivate executive officers to support and achieve our short-term and long-term strategic goals, and to complement our efforts to develop our integrated next-generation communications system. To the extent possible, the Compensation Committee also believes it is important to seek to foster a stockholder perspective in management by awarding stock options and other equity based awards to align the long-term interests of our executives with those of our stockholders, while at the same time, exercising appropriate risk management. The Compensation Committee considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking and believes that it does not. Because the awards to management are staggered and subject to long-term vesting schedules, the Compensation Committee believes our named executive officers are appropriately incented to create sustainable stockholder value.

The Compensation Committee determines executive officer compensation with respect to each element set forth below based upon an independently conducted analysis of publicly-available compensation data and compensation survey data of comparable companies. The companies identified as peer companies for the establishing of market compensation levels were Cardium Therapeutics, Inc., Centennial Communications Corporation, Fiber Tower Corporation, Globalstar Inc., ICO Global Communications (Holdings) Limited, iPCS Inc., Isoray Inc., Leap Wireless International Inc., Nexcen Brands Inc. and SkyTerra Communications Inc.

The CEO delivers a performance evaluation for each of the other executive officers to the members of the Compensation Committee and makes recommendations on compensation arrangements, including adjustments in base salary, changes in target bonus awards and/or metrics for earning cash incentives and equity grants. Such recommendation is based on competitive market data and a variety of other factors, including individual performance, market competitive pressures, business conditions, the vesting and value of current equity grants, our overall performance and the potential financial impact of implementing the recommendations. The Compensation Committee considers, but is not bound to and does not always accept, the recommendations of the President with respect to executive officer compensation.

To determine the compensation of our President and other executive officers, the Compensation Committee, through consultation with the remaining independent members of the Board of Directors, assesses each officer’s performance and considers competitive market data and other factors described herein.

The variation in compensation among the executive officers is a function of the Compensation Committee’s judgment, following the Committee’s review of competitive market data, review of the CEO’s performance, review of the CEO’s performance evaluations for each executive officer, and consideration of the market competitive pressures, business conditions, the vesting and value of current equity grants, overall Company performance and the potential financial impact of its compensation decisions. Key contributors to the variance in compensation amongst the executive officers are the variance in the competitive market data for each position and variance in each executive’s individual performance.

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

Elements of Compensation

Base Salary

We target base salary at the median level of the compensation survey data and publicly-available information mentioned above in order to retain and reward executive talent. However, to better support our objective to retain and properly reward executive officers, we also consider other factors, such as duties and responsibilities not typically found in similar positions with comparable companies, prior experience, job performance, tenure, any distinctive value to the organization, and general market conditions. Mr. Epstein’s base salary was set at a level between the market values for CEO and the next highest paid employee of surveyed companies.

During 2009, the Compensation Committee set each named executive officer’s base salary as follows:

Name	2010 Base Salary ($)	2009 Base Salary ($)
Jeffrey Epstein	425,000	425,000
Vincent Loiacono	250,000	250,000
Douglas Brandon	260,500	235,000
Dennis Matheson	364,000	364,000

Cash Incentives

We structure a cash incentive plan, our Bonus Plan, to align the financial incentives of our employees and executive officers with our short-term and long-term operating goals and interests of our stockholders, and to reward exceptional performance. Some of our executive officers currently have employment agreements with Networks and have cash bonus target amounts set forth in such contracts. Each fiscal year, the Compensation Committee approves the structure of and performance metrics, including each metric’s relative weight, under our Bonus Plan.

For 2009, the Compensation Committee considered the various goals and milestones established and achieved by Networks and its executive officers and decided to award the bonus targets for achieving these goals. These goals included closing on a series of significant financings; ensuring satellite readiness and launch; meeting all regulatory milestones and business needs; continued development of integrated satellite/terrestrial user devices, including the introduction of the first-ever dual mode satellite/terrestrial smartphone reference design; and the continued development of a universal chipset for integrated S Band applications, including the execution of a contract with Qualcomm Incorporated and Infineon Technologies AG.

In 2009, Mr. Epstein’s annual target bonus awarded was equal to one half of his target bonus, or $159,375, and the annual target bonus for our General Counsel and Secretary awarded was equal to one half of his target bonus, or $58,750, plus an additional $10,000 based on individual performance. The fiscal 2009 bonus for Mr. Epstein was based on targets established in his employment agreement and the current financial situation of the Company. Similar calculations were used for other executive and employee bonuses and were earned in 2009 and paid out in 2010.

For 2009, the Compensation Committee set each NEOs target cash bonus and actual cash bonus paid as follows:

Name	2009 Target Bonus (% of Base)	2009 Cash Bonus Earned ($)(1)
Jeffrey Epstein	75%	159,375
Vincent Loiacono	50%	62,500
Douglas Brandon	50%	68,750
Dennis Matheson	60%	109,200

(1)

Executives received 50% of their target bonus, in which one half of the bonus (i.e., 25% of the target) was paid immediately and the remaining half shall be paid in five equal amounts on the last day of each of the next five months (April through August 2010).

For 2010, the Compensation Committee has set target cash bonus amounts as a percentage of each NEOs base salary. While these amounts are subject to change by the Compensation Committee the target bonus amounts for Messrs. Epstein, Loiacono, Matheson and Brandon are 75%, 50%, 60%, and 50% of their respective 2010 base salaries. Prior to awarding any bonus for 2010 the Compensation Committee will review each NEOs and the Company’s performance with respect to the stated goals and milestones and make bonus determinations for such officers.

Equity Incentives

We provide long-term incentive compensation through the award of stock options under our 2006 Equity Incentive Plan. In connection with the new compensation structure, on May 1, 2007, the Compensation Committee and Board of Directors approved the issuance of approximately 3.8 million non-qualified options to purchase TerreStar Common Stock to TerreStar Networks Inc. employees and to executive officers of TerreStar Networks Inc. who also serve as officers of TerreStar. One-third of these options vest each year over three years starting from January 1, 2008 and expiring on January 1, 2017.

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

During 2009, we issued approximately 1.1 million shares of restricted stock awards to our employees under the 2006 Equity Incentive Plan. The restricted stock awards issued to employees vest one third per year starting one year from the grant date. We also issued 0.7 million shares of restricted stock to certain TerreStar executives. These shares vest in three equal tranches on the anniversary of their grant. The Board awarded Mr. Epstein both retention and long term incentive restricted stock awards. The Board also awarded Mr. Matheson a long term incentive award. Mr. Loiacono, Mr. Brandon, Mr. Matheson all received restricted stock awards for exceptional work performance. The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards are settled in our shares of Common Stock after the vesting period.

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

Generally Available Benefit Plans and Executive Perquisites

We do not provide significant perquisites or personal benefits to our NEOs. In 2009, we provided each of our executive officers health care coverage and life insurance coverage that is generally available to all of our salaried employees. Also, we maintain a 401(k) Plan for our employees, including our executive officers, because we wish to encourage our employees to save a portion of their cash compensation, through voluntary deferrals, for their eventual retirement. The executive officers are entitled to participate in the company-sponsored 401(k) Plan on the same terms as all employees. Under our 401(k) Plan, we provide all employees with matching contributions, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended. Our executive officers do not receive any retirement benefits beyond those generally available to our salaried employees.

Employment Agreements and Change in Control Agreements

We maintain employment agreements with Messrs. Epstein and Matheson. For more information on these employment agreements, please read “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” and “Executive Compensation – Potential Payments upon Termination or Change-in-Control” below. These agreements provide for severance compensation to be paid if the employment of the executives is terminated under certain conditions, including, without limitation, his death or disability, following a change in control, for “good reason” or termination by us for any reason other than upon his death or disability, including for “cause,” each as defined in the agreements. We have entered into a change in control arrangement with Mr. Loiacono that is described in “Executive Compensation – Potential Payments upon Termination or Change-in-Control” below.

Compensation and Stock Option Committee Interlocks and Insider Participation

In 2009, Messrs. Meltzer, Andonian, Freeman and Olmstead served as members of our Compensation and Stock Option Committee. None of Messrs. Meltzer, Andonian, Freeman or Olmstead were at any time during 2009, or at any other time, an officer or employee of TerreStar Corporation or any of its subsidiaries. Further, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of another entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation and Stock Option Committee, or other committee performing a similar function, at any time during 2009.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

We, the Compensation Committee of the Board of Directors, have reviewed and discussed this Compensation Discussion and Analysis, or CD&A, as required by Item 402(b) of Regulation S-K with the management of the Company. Based on such review and discussion, we are of the opinion that the executive compensation policies and plans provide appropriate compensation to properly align TerreStar Corporations’ performance and the interests of its stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term. Accordingly, we have recommended to the Board of Directors that the CD&A be included as part of this Annual Report.

Submitted by the Compensation and Stock Option Committee of the Board of Directors:

David Meltzer, Chairman

David Andonian

William Freeman

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned for the fiscal year ended December 31, 2009 by our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Jeffrey Epstein President and Chief Executive Officer(4)	2009	425,000	283,500	445,891	159,375		1,313,766
	2008	406,123	145,652	470,599	318,750	162	1,341,286
	2007	275,000	—	228,996	151,666	150	655,812

Vincent Loiacono Chief Financial Officer(5)	2009	250,000	99,650	—	62,500		412,150
	2008	39,423	835	—	—	42	40,300

Douglas Brandon General Counsel and Secretary(6)	2009	235,000	97,450	—	68,750		391,200
	2008	200,000	24,972	—	40,000	414	265,386
	2007	116,154	—	—	37,331	166	153,485

Dennis Matheson Chief Technology Officer(7)	2009	364,000	171,750	120,483	109,200		765,433
	2008	363,946	37,423	634,596	218,400	270	1,254,635
	2007	350,000	—	310,882	168,000	280	829,162

(1)

Each amount reflected in this column is the compensation cost recognized by us during the applicable year following the accounting standard guidance under ASC Topic 718 for grants made in 2009 and prior years, disregarding forfeitures. The fair value is estimated on the date of grant using the Black-Scholes option-pricing model. For a discussion of the assumptions underlying the calculation under SFAS 123R see Note 10, Employee Stock Benefit Plans in our Form 10-K for the year ended December 31, 2009.

(2)	Represents amounts earned under the Company’s Cash Bonus Plans for services rendered in 2009, 2008 and 2007 respectively.
(3)	Includes group term life insurance premiums.
(4)	Mr. Epstein’s employment as President began in April 2008.
(5)	Mr. Loiacono’s employment began in November 2008.
(6)	Mr. Brandon’s employment as General Counsel and Secretary began in December 2008.
(7)	Mr. Matheson is the Chief Technology Officer of our operating subsidiary, TerreStar Networks Inc.

Note: Columns with no data have been omitted.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2009

	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards(2) (l)
Name (a)		Threshold ($) (c)	Target ($)(3) (d)	Max. ($)(3) (e)
Jeffrey Epstein			159,375
	4/9/09				157,500		0.60	94,500
	4/9/09				315,000		0.60	189,000
	4/9/09					456,081	0.42	191,554
	4/9/09					228,041	0.42	95,777
	8/28/09					64,719	0.88	56,952
	8/28/09					64,719	0.76	49,186
	8/28/09					64,719	0.81	52,422
Vincent Loiacono			62,500
	1/15/09				10,000		0.44	4,400
	9/4/09				75,000		1.27	95,250
Douglas Brandon			68,750
	1/15/09				5,000		0.44	2,200
	9/4/09				75,000		1.27	95,250

Denis Matheson(4)			109,200
	4/9/09				74,583		0.60	44,750
	4/9/09					107,987	0.42	45,354
	9/4/09				100,000		1.27	127,000
	8/28/09					30,647	0.88	26,969
	8/28/09					30,647	0.76	23,291
	8/28/09					30,647	0.81	24,824

(1)

Represents amounts available under the 2009 Cash Incentive Plan. Actual amounts paid under the 2009 Cash Incentive Plan to the executive officers are set forth in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.”

(2)	For a discussion of the assumptions underlying the calculation under SFAS 123R see Note 10 Employee Stock Benefit Plans in our Form 10-K for the year ended December 31, 2009.
(3)	The Compensation Committee may elect to award bonus amounts in amounts in excess of target bonus amounts.
(4)	Mr. Matheson is an executive officer of our subsidiary of TerreStar Networks Inc.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

	Option Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (g)		Market Value of Shares or Units of Stock that Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (j)
Jeffrey Epstein	103,125	(2)				11.30	4/30/2017
	53,400	(3)				11.35	5/23/2017
							5/08/2018	47,222	(4)	44,388
			456,081	(5)		0.60	4/9/2019
			228,041	(6)		0.60	4/9/2019
							4/9/2019	157,500	(6)	148,050
							4/9/2019	315,000	(5)	296,100
			64,719	(6)		2.26	8/28/2019
			64,719	(6)		3.26	8/28/2019
			64,719	(6)		4.26	8/28/2019
Vincent Loiacono							11/24/2018	33,332	(7)	31,332
							1/15/2019	10,000	(7)	9,400
							9/4/2019	75,000	(7)	70,500
Douglas Brandon							6/27/2018	10,000	(4)	9,400
							12/26/2018	33,334	(7)	31,334
							1/15/2019	5,000	(7)	4,700
							9/4/2019	75,000	(7)	70,500
Dennis Matheson(1)	140,000	(2)				11.30	05/01/2017
	267,000	(3)				11.35	5/23/2017
							5/8/2018	24,266	(4)	22,810
			107,987	(6)		0.60	4/9/2019
							4/9/2019	74,583	(6)	70,108
			30,647	(6)		2.26	8/28/2019
			30,647	(6)		3.26	8/28/2019
			30,647	(6)		4.26	8/28/2019
							9/4/2019	100,000	(7)	94,000

(1)	Mr. Matheson is an executive officer of our subsidiary TerreStar Networks Inc.
(2)	The option is exercisable as it vests. The option vests in three equal, annual installments.
(3)

These options are immediately vested but subject to a contractual restriction on exercise and sale of the underlying shares of Common Stock. Those restrictions lapsed with respect to 50% of the shares underlying the option on January 1, 2008 and lapsed as of the remaining 50% of the shares on January 1, 2009.

(4)

These shares vest in two equal installments with 50% vesting on the 90th day following the successful launch of the TerreStar-1 satellite or November 22, 2009 and the remaining 50% vesting on the one-year anniversary of the initial vesting date or November 22, 2010.

(5)

On April 9, 2009 Mr. Epstein received a retention award having an aggregate value of $378,000 as of the grant date. The retention award was split between restricted stock and stock options having an exercise price equal to the closing market price on the grant date and a ten-year term. The Retention Award will be subject to 100% cliff vesting on the third anniversary of the grant date provided that employment continues through such date.

(6)

On April 9, 2009, Mr. Epstein and Mr. Matheson received long term incentive (“LTI”) stock awards having an aggregate value of $378,000 and $179,000 respectively. The LTI awards will be split equally into two tranches for each executive with a three year vesting starting one year from the date of the grant.

(7)

The restricted stock and stock options were granted under the TerreStar Corporation 2006 Equity Incentive Plan. The shares vest in three equal annual installments beginning on the first anniversary of the date of the grant.

(8)	The market value shown in column (h) is calculated by multiplying the number of RSUs by the December 31, 2009, closing price for our Common Stock ($0.94).

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2009

Options Exercised and Stocks Vested

The following table sets forth information regarding vesting of restricted stock by the Named Executive Officers for the year ended December 31, 2009. None of our Named Executive Officers exercised stock options in 2009.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting ($)
Jeffrey Epstein	47,222	(2)	53,833	(2)
Vincent Loiacono	16,668	(3)	19,168	(3)
Douglas Brandon	26,666	(4)	27,899	(4)
Dennis Matheson	12,133	(5)	13,832	(5)

Note: Columns with no data have been omitted.

(1)	Number of shares acquired on vesting is prior to reduction in shares to satisfy income tax withholding requirements.
(2)

On November 22, 2009, 47,222 restricted shares of the Company’s Common Stock held by Mr. Epstein vested. The value realized on vesting represents value of those on the average of the closing bid and asked prices on the NASDAQ on November 20, 2009, the last trading day prior to the vesting date.

(3)

On November 24, 2009, 16,668 restricted shares of the Company’s Common Stock held by Mr. Loiacono vested. The value realized on vesting represents value of those on the average of the closing bid and asked prices on the NASDAQ on November 24, 2009.

(4)

On November 22, 2009, 10,000 and December 26, 2009 16,666 restricted shares of the Company’s Common Stock held by Mr. Brandon vested. The value realized on the vesting represents the value of those on the average of the closing bid and asked prices on the NASDAQ on November 20, 2009 and December 24, 2009, the last trading day prior to the vesting date.

(5)

On November 22, 2009, 12,133 restricted shares of the Company’s Common Stock held by Mr. Matheson vested. The value realized on vesting represents value of those on the average of the closing bid and asked prices on the NASDAQ on November 20, 2009.

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

The following summaries set forth potential payments payable to Jeffrey Epstein, our President and Dennis Matheson, our Chief Technology Officer, Senior Vice President—Satellite Operations upon termination of employment or a Change in Control of us under their current employment agreements and our stock plans and other compensation programs.

Termination and Change of Control. Both Mr. Epstein and Mr. Matheson are entitled to certain benefits under his employment agreement upon any of the following:

•	we terminate his employment for Cause (the term “Cause” shall mean a termination for (i) the conviction of the Executive of, or the entry of a pleading of guilty or nolo contendere by the Executive to, any crime involving moral turpitude or any felony or fraud (which includes any acts of embezzlement or misappropriation of funds) or any material violation of the Sarbanes-Oxley Act of 2002; (ii) serious dereliction of a fiduciary obligation or duty of loyalty owed to the Company; (iii) a refusal to substantially perform the Executive’s duties hereunder or to comply with the policies and practices of the Company, except in the event that the Executive becomes permanently disabled as set forth in Section 5(f) of the employment agreement; or (iv) Executive’s material breach of the employment agreement);

•

we terminate his employment as a result of his death or Permanent Disability (the term “Permanent Disability” means the inability, due to physical or mental ill health, to perform the essential functions of the Executive’s job, with a reasonable accommodation, if applicable, for ninety (90) days during one year of employment irrespective of whether such days are consecutive.);

•	we terminate his employment for reason other than Cause;

•

The executive terminates his employment for Good Reason (the term “Good Reason” means the occurrence of any of the following, without the Executive’s consent (i) the Company’s willful material breach of any provision of the employment agreement; (ii) any material adverse change in the Executive’s compensation, position (including his position as Chief Executive Officer and President of the Company and/or as Chief Executive Officer and President of TS Corp), authority, duties or responsibilities, or any other action by the Company (other than a change because the Executive becomes permanently disabled or as an accommodation under the Americans With Disabilities Act) which results in; a diminution in any material respect in Executives position, authority, duties, responsibilities or base compensation, which diminution continues in time over at least thirty (30) days, such that it constitutes an effective demotion (provided, however, that for the avoidance of doubt, no diminution of title, position, duties or responsibilities shall be deemed to occur solely because the Company becomes a division, unit or subsidiary of another corporation or entity or because there has been a change in the reporting hierarchy incident thereto involving the Executive), excluding for the purpose of material adverse changes made due to the Executive’s termination for Cause or termination by the Executive without Good Reason; (3) relocation of the Company’s headquarters and/or the Executive’s regular work address to a location which requires the Executive to travel more than fifty (50) miles from the Executives residence (provided that it shall not qualify as “Good Reason” if the Company moves its headquarters within the Washington DC Metropolitan Area (4) any other action or inaction that constitutes a material breach by the Company of the employment agreement.); and

•

the executive experiences a Change in Control Position Modification within 3 months following a Change of Control (the term “Change in Control Position Modification” means that coincident with or within three (3) months after the Change of Control, Executive’s employment with the Company is terminated by the Company or its successor without Cause (as defined above) or Executive terminates his employment with the Company or its successor with Good Reason (as defined above)).

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

If we terminate Mr. Epstein or Mr. Matheson’s employment for reason other than Cause or if Mr. Epstein or Mr. Matheson terminates his employment for Good Reason, he shall be entitled to (i) all salary and expense reimbursements due to him through the date of his termination, (ii) an aggregate amount equal to his base salary and target bonus, (iii) all then unvested options held by him shall immediately vest and (iv) we shall pay COBRA premiums on behalf of him for a period of not more than 18 months.

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

Jeffrey Epstein

Assuming that Mr. Epstein’s employment with TerreStar was terminated under each of these circumstances, or a change of control occurred on December 31, 2009, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)		Value of Equity Awards Received or to be Received ($)
Termination for Cause	0		0
Death or Disability	531,250	(2)	(1)
Termination for Good Reason by Mr. Epstein or without Cause by TerreStar	774,654	(3)	(1)
Change of Control Position Modification within 3 months of a Change of Control	1,518,404	(4)	(1)

(1)

As of December 31, 2009, Mr. Epstein held 519,722 shares of unvested restricted stock awards. The closing price of our Common Stock on December 31, 2009 was $0.94, which is the value used to determine the value of the shares of unvested restricted stock awards for this calculation.

(2)	Cash severance is equal to the sum of 50% of Mr. Epstein’s base salary ($212,500) and 100% of Mr. Epstein’s target bonus ($318,750).
(3)	Cash severance is equal to the sum of Mr. Epstein’s base salary ($425,000), Mr. Epstein’s target bonus ($318,750) and estimated COBRA premiums for 18 months ($30,904).
(4)	Cash severance is equal to the sum of two times Mr. Epstein’s base salary ($850,000), two times Mr. Epstein’s target bonus ($637,500) and estimated COBRA premiums for a period of 18 months ($30,904).

Dennis Matheson

Assuming that Mr. Matheson’s employment with TerreStar was terminated under each of these circumstances, or a change of control occurred on December 31, 2009, such payments and benefits have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)		Value of Equity Awards Received or to be Received ($)
Termination for Cause	0		0
Death or Disability	291,000	(2)	(1)
Termination for Good Reason by Mr. Matheson or without Cause by TerreStar	613,304	(3)	(1)
Change of Control Position Modification within 3 months of a Change of Control	1,195,704	(4)	(1)

(1)

As of December 31, 2009, Mr. Matheson held 186,716 shares of unvested restricted stock awards. The closing price of our Common Stock on December 31, 2009 was $0.94, which is the value used to determine the value of the shares of unvested restricted stock awards for this calculation.

(2)	Cash severance is equal to the sum of 50% of Mr. Matheson’s base salary ($182,000) and 50% of Mr. Matheson’s target bonus ($109,000).
(3)	Cash severance is equal to the sum of Mr. Matheson’s base salary ($364,000), Mr. Matheson’s target bonus ($218,400) and estimated COBRA premiums for 18 months ($30,904).
(4)

Cash severance is equal to the sum of two times Mr. Matheson’s base salary ($728,000), two times Mr. Matheson’s target bonus ($436,800) and estimated COBRA premiums for a period of 18 months ($30,904).

Vincent Loiacono

In connection with Mr. Loiacono’s employment, TerreStar has agreed to pay Mr. Loiacono an amount equal to 50% of his annual salary in the event his employment with us is terminated other than for Cause in connection with a change of control. Mr. Loiacono’s base salary for 2010 is $250,000 therefore in the event Mr. Loiacono’s employment is terminated other than for Cause or in connection with a change of control he would be paid $125,000. In addition, in the event Mr. Loiacono’s employment is terminated other then for Cause, all outstanding unvested restricted stock grants would vest in full. As of December 31, 2009, Mr. Loiacono had 118,332 shares of unvested restricted stock with an aggregate value of $111,232 based on the closing price of our Common Stock on December 31, 2009.

Douglas Brandon

In connection with Mr. Brandon’s employment, TerreStar has agreed to pay Mr. Brandon an amount equal to 50% of his annual salary in the event his employment with us is terminated other than for Cause in connection with a change of control. Mr. Brandon’s base salary for 2010 is $260,500 therefore in the event Mr. Brandon’s employment is terminated other than for Cause or in connection with a change of control he would be paid $132,500. In addition, in the event Mr. Brandon’s employment is terminated other then for Cause, all outstanding unvested restricted stock grants would vest in full. As of December 31, 2009, Mr. Brandon had 123,334 shares of unvested restricted stock with an aggregate value of $115,934 based on the closing price of our Common Stock on December 31, 2009.

DIRECTOR COMPENSATION

The following chart shows the cash amounts and the value of other compensation paid to each non-employee member of the Board of Directors for their service in 2009. We did not grant non-equity incentive plan awards, restricted stock or any compensation other than the payment of fees and the grant of stock options as shown below.

Name	Fees Earned or Paid in Cash(1)($)	Option Awards(2)($)	Total($)
David Andonian	86,500	15,150	101,650
William Freeman	111,000	30,300	141,300
Eugene Davis	65,500	15,150	80,650
David Meltzer	68,500	15,150	83,650
Dean Olmstead	—	15,150	15,150
David Rayner	—	15,150	15,150
Jacques Leduc	71,500	15,150	86,650

(1)	Represents the aggregate dollar amount of 2009 fees earned or paid in cash for services as director including annual retainer fees and committee fees.
(2)

Represents the aggregate grant date fair value computed in accordance for awards of stock options in 2009. The assumptions used in determining the fair value of these options granted in 2009 are set forth in Note 10 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

In February 2006, the Compensation and Stock Option Committee engaged a compensation consultant to review our Board of Directors compensation. Based on that review, effective January 1, 2006, each non-employee member of the Board of Directors was entitled to an annual retainer of $30,000, each member of the Compensation and Stock Option Committee and the Nominating Committee was entitled to an additional retainer of $5,000 per year, and each member of the Audit Committee was entitled to an additional retainer of $10,000 per year. In addition, the Chair of the Compensation and Stock Option Committee and the Nominating Committee received an additional retainer of $10,000 per year and the Chairperson of the Audit Committee received an additional retainer of $15,000 per year. In addition, non-employee members of the Board receive meeting fees of $1,500 for each Board meeting in excess of six per year. Each member of the Compensation and Stock Option Committee or the Nominating Committee receives meeting fees of $2,000 for each committee meeting in excess of three per year and each member of the Audit Committee receives meeting fees of $2,500 for each meeting in excess of four per year.

Members of the Board of Directors receive an initial grant of 20,000 restricted shares upon joining the Board of Directors and annual grants of 15,000 stock options upon re-election.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of April 28, 2010 (unless otherwise indicated), by:

•	each person known by us to be a beneficial owner of five percent (5%) or more of our Common Stock;

•	each current director

•	each executive officer named in the summary compensation table in Item 12 of this Annual Report;

•	each current executive officer; and

•	all current directors and executive officers as a group.

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

Each of the stockholders named in this table has sole voting and investment power with respect to the Common Shares shown as “beneficially owned.” The percentage ownership of each stockholder is calculated based on 139,481,034 shares of Common Stock outstanding as of April 28, 2010.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Directors and Executive Officers
Jeffrey Epstein(1)	829,483	*
Douglas Brandon(2)	150,000	*
Vincent Loiacono(3)	135,000	*
Dennis Matheson(4)	641,845	*
William Freeman, Chairman of the Board(5)	75,600	*
David Andonian, Director(6)	65,000	*
Jacques Leduc, Director(6)	65,000	*
Eugene Davis, Director(7)	25,000	*
David Meltzer(8)	60,000	*
Current Directors and Officers as a Group (9 persons)	2,046,928	1.47%

Other 5% Stockholders
Harbinger Capital Partners(9)	87,673,303	47.78%
EchoStar Corporation(10)	40,294,493	26.90%
Solus Alternative Asset Management LP(11)	10,586,338	7.30%

* Less than 1%.

Share ownership reflects options to purchase Common Shares exercisable within 60 days of the date hereof.

(1)

Includes 99,722 shares of vested restricted common shares, 467,222 shares of non-vested restricted Common Shares, and 30,000 shares purchased open market and 232,539 options to purchase Common Shares. The non-vested Common Shares are subject to repurchase by the Company in the event of termination of service.

(2)

Includes 28,332 shares of vested restricted Common Shares, 121,668 shares of non-vested restricted Common Shares. The non-vested restricted Common Shares are subject to repurchase by the Company in the event of termination of service.

(3)

Includes 20,001 shares of vested restricted Common Shares, 114,999 shares of non-vested restricted common shares. The non-vested restricted Common Shares are subject to repurchase by the Company in the event of termination of service.

(4)

Includes 36,994 shares of vested restricted common shares 161,855 shares of non-vested restricted Common Shares, 41,000 shares purchased on the open market and 442,996 options to purchase Common Shares. The non-vested restricted Common Shares are subject to repurchase by the Company in the event of termination of service. Mr. Matheson is an executive officer of our subsidiary TerreStar Networks Inc.

(5)	Includes options to purchase Common Shares.
(6)	Includes 24,000 shares of vested restricted Common shares, 6,000 shares of non-vested restricted Common Shares and 35,000 options to purchase Common Shares.
(7)

Includes 12,000 vested restricted Common Shares, 8,000 non-vested restricted Common Shares and 5,000 options to purchase Common Shares. The non-vested Common Shares are subject to repurchase by the Company in the event of termination of service.

(8)	Includes 20,000 shares of vested restricted Common shares, 5,000 shares of non-vested restricted Common Shares and 35,000 options to purchase Common Shares.
(9)

Funds Affiliated with Harbinger Capital Partners Master Fund I, Ltd. Pursuant to a Schedule 13D/A dated October 16, 2009, as filed with the Commission, Harbinger Holdings LLC reported it had shared voting and dispositive power over 87,673,303 common shares, including 1,886 shares issuable upon exercise of warrants, 4,894,143 shares issuable upon conversion of shares of Series B Preferred Stock and approximately 30,000,000 shares issuable upon conversion of shares of Series E Preferred Stock. Each of

Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners LLC reported shared voting and dispositive power over 63,581,587 common shares. Each of Harbinger Capital Partners Special Situations Fund, L.P. and Harbinger Capital Partners Special Situations GP, LLC reported shared voting and dispositive power over 24,091,716 common shares. Philip Falcone reported shared voting and dispositive power over 87,673,303 common shares. The mailing address of Philip Falcone is 450 Park Avenue, 30th Floor, New York, New York, 10022.
(10)

EchoStar Corporation. Pursuant to a Schedule 13D dated June 19, 2008, as filed with the Commission, EchoStar Corporation reported it had shared voting and dispositive power over 39,180,172 shares, including 9,180,172 shares of Common Shares issuable upon the conversion of its Exchangeable Notes. The mailing address of EchoStar Corporation is 100 Inverness Terrace East, Englewood, Colorado, 80112-5308.

(11)

Solus Alternative Capital Asset Management LP. Pursuant to a Schedule 13G dated February 16, 2010, as filed with the Commission, Solus Alternative Asset Management LP reported that as of December 31, 2009, it had shared voting and dispositive power over 10,586,338 Common Shares, of which 5,037,891 were held as Common Shares and the remainder were held as notes and convertible preferred stock which are convertible into 5,548,447 Common Shares. The mailing address of Solus Alternative Capital Asset Management LP is 430 Park Avenue, 9th Floor, New York, New York, 10022.

The address for all officers and directors is c/o TerreStar Corporation, 12010 Sunset Hills Road, Reston, Virginia 20190.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, on our equity compensation plan(s):

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A ($)
Equity Compensation Plans Approved by Stockholders(1)	6,486,290	9.46	2,230,781
Equity Compensation Plans Not Approved by Stockholders(2)	1,650,000	0.42	2,100,000
TOTAL

(1)	Consists of our 2006 Equity Incentive Plan.
(2)	Consists of our TerreStar Global Ltd. 2007 Share Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures with Respect to Related Party Transactions. Our Board of Directors is given the responsibility to review and approve all related party transactions as described in Item 404 of Regulation S-K promulgated by the SEC. We do not currently have a written policy regarding the approval of all related party transactions. However, transactions between us and any of our directors, executive officers or 5% or greater stockholders must first be approved by the Board of Directors, with any interested director abstaining. In addition, we are required to obtain a fairness opinion prior to engaging in any such transaction involving an amount in excess of $10 million. Each of our directors and executive officers is required by the Board of Directors to notify the Corporate Secretary (who, in turn, will provide such information to the Board of Directors) of any proposed related party transactions. To assist with the identification of potential related party transactions, we solicit information through questionnaires in connection with the appointment of new directors and executive officers and on an annual basis with respect to existing directors and executive officers. All other proposed related party transactions are subject to approval or ratification by the Board, except for certain categories of transactions that are deemed to be pre-approved by the Board. In determining whether to approve or ratify a related party transaction, the Board and the Chairman, if applicable, will take into account, among other factors deemed appropriate, whether the related party transaction is on terms no more favorable to the counterparty than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

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

Related Party Transactions. Other than as set forth below, we are not aware of any transactions since the beginning of 2009 or any currently proposed transaction between us or our subsidiaries and any member of the Board of Directors, any of our executive officers, any security holder who is known to us to own of record or beneficially more than 5% of our Common Stock or Preferred Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and in which any of the foregoing persons had, or will have, a direct or indirect material interest. Except as otherwise noted and as applicable, we believe that each transaction described below is, or was, as the case may be, on terms at least as favorable to us as we would expect to negotiate with an unaffiliated party.

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

ATC Technologies, LLC. ATC Technologies is a subsidiary of SkyTerra. We sold our remaining interest in SkyTerra in September 2008. For the years ended December 31, 2008 and 2007, we recorded costs of $0.6 million and $0.6 million, respectively, to related parties. All of those costs were paid to ATC Technologies for intellectual property related services.

Indemnity Agreements. Our bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. We have entered into indemnification agreements with all of our directors and executive officers and have purchased directors’ and officers’ liability insurance. In addition, our certificate of incorporation limits the personal liability of the members of our Board of Directors for breaches by the directors of their fiduciary duties.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Ernst & Young LLP and billed to us for the audit of our annual financial statements for the year ended December 31, 2009 and fees for other services billed by Ernst & Young LLP during that period, and the fees for professional services rendered by Friedman LLP, our prior registered public accounting firm, and billed to us for the audit of our annual financial statements for the year ended December 31, 2008 and fees for services billed by Friedman LLP during that period:

	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Audit fees	$585,000	$541,380
Audit related fees	0	151,821
Tax fees	225,000	0

Total	$810,000	693,201

Audit Fees. Annual audit fees relate to services rendered in connection with the audit of the annual financial statements included in our Annual Report on Form 10-K, the quarterly reviews of financial statements included in our Quarter Reports on Form 10-Q and audit and testing of the company’s internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

3)	Exhibits.

3.1	Restated Certificate of Incorporation of TerreStar Corporation (as restated effective May 1, 2002) (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form 8-A, filed May 1, 2002).

3.2	Amended and Restated Bylaws of TerreStar Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 10, 2007).

3.3	Certificate of Correction filed to correct a certain error in the Certificate of Designations of the Series A Cumulative Convertible Preferred Stock of Motient Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on August 3, 2005).

3.4	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 31 to the Company’s Current Report on Form 8-K filed on October 31, 2005).

3.5	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, filed June 24, 2005).

3.6	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-3, filed August 7, 2006).

3.7	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (the “Q3 2007 10-Q”).

3.8	Certificate of Designations of Series E Junior Participating Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of TerreStar Corporation (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 (the “Q2 2008 10-Q”).

3.9	Certificate of Amendment of the Restated Certificate of Incorporation of TerreStar Corporation (incorporated by reference to Exhibit 3.9 to the Q2 2008 10-Q).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Q3 2007 10-Q).

4.2	First Supplemental Indenture, Dated February 7, 2008, among TerreStar Networks Inc., as the issuer, certain guarantors party hereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 8, 2008 (the “February 2008 8-K”)).

4.3	Second Supplement Indenture, dated February 7, 2008, among TerreStar Networks Inc., as the issuer, certain guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the February 2008 8-K).

4.4	Indenture dated February 7, 2008, among TerreStar Networks Inc., as the issuer, the Company, certain subsidiaries of TerreStar Networks Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the February 2008 8-K).

4.5	Indenture, dated November 28, 2006 among the Company, as issuer, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., as guarantors, and U.S. Bank National Association, as trustee (including form of Senior Secured Note due 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2006).

4.6	Purchase Money Credit Agreement, dated February 5, 2008, among TerreStar Network Inc., as the borrower, the guarantors party thereto from time to time and U.S. Bank National Association, as collateral agent, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and EchoStar Corporation, as lenders. (incorporated by reference to Exhibit 4.1 to the February 2008 8-K).

10.1*	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-92326)).

10.2	Form of Warrant to purchase shares of the Company’s common stock issued to lenders under Amendment No. 1 to Amended and Restated Term Credit Agreement, dated March 16, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.3	Registration Rights Agreement, dated as of November 12, 2004, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.4	Form of Common Stock Purchase Warrant, dated as of November 12, 2004 (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5	Registration Rights Agreement, dated February 9, 2005 by and among the Company, Telcom Satellite Ventures Inc., et al (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1/A filed on February 14, 2005 (the “2005 S-1”).

10.6	Form of Warrant to purchase the Company’s common stock, dated February 9, 2005 (incorporated by reference to Exhibit 10.60 to the 2005 S-1).

10.7	Amended and Restated Registration Rights Agreement dated October 26, 2005 by and among the Company and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2005).

10.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 15, 2005).

10.9	Registration Rights Agreement dated May 6, 2006 by and among the Company, SkyTerra Communications, Inc., each of the Blocker Corporations and each of the stockholders of the Blocker Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K initially filed on May 11, 2006 (the “May 2006 8-K”)).

10.10	Registration Rights Agreement dated May 6. 2006 by and among the Company and certain funds affiliated with Columbia Capital and Spectrum Equity Investors (incorporated by reference to Exhibit 99.5 to the May 2006 8-K).

10.11	TerreStar Networks Inc. Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 99.7 to the May 2006 8-K).

10.12	Registration Rights Agreement by and between the Company and SkyTerra Communications, Inc. dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 25, 2006).

10.13	Second Amended and Restated Intellectual Property Assignment and License Agreement by and between TerreStar Networks Inc. and ATC Technologies, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 28, 2006).

10.14	Securities Purchase Agreement, dated November 27, 2006, by and among the Company, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., as the Guarantors, and the purchasers identified on Schedule of Buyers attached thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2006 (the “November 2006 8-K”)).

10.15	Security Agreement, dated as of November 28, 2006, among the Company, TerreStar Networks Inc., Motient License Inc., MVH Holdings, Inc., Motient Services Inc., Motient Communications Inc., Motient Ventures Holding Inc. and Motient Holdings Inc., and U.S. Bank National Association, as the collateral agent. (incorporated by reference to Exhibit 10.2 to the November 2006 8-K).

10.16	Exchange Agreement dated January 15, 2007 by and among the Company, MVH Holdings Inc. and BCE Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2007 (the “January 2007 8-K”).

10.17	Registration Rights Agreement dated January 15, 2007 by and between the Company and BCE Inc. (incorporated by reference to Exhibit 10.2 to the January 2007 8-K).

10.18**	Launch Services Agreement dated November 8, 2006 by and between TerreStar Networks Inc. and Arianespace (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed March 30, 2007 (the “2007 10-K”)).

10.19**	Contract between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Space-Based Network, effective January 25, 2007 (incorporated by reference to Exhibit 10.47 to the 2007 10-K).

10.20	Indenture, dated as of February 14, 2007, among TerreStar Networks Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (including form of Senior Secured PIK Note due 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2007 (the “February 2007 8-K”)).

10.21	U.S. Security Agreement, dated as of February 14, 2007, among TerreStar Networks Inc. and the future guarantors party thereto in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the February 2007 8-K).

10.22	Funding Agreement, dated February 14, 2007, among the Company, Motient Ventures Holding Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.3 to the February 2007 8-K).

10.23	Registration Rights Agreement dated March 8, 2007 by and between the Company and Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Stanfield Offshore Leveraged Assets, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2007).

10.24	Purchase Agreement dated February 8, 2007 by and among TerreStar and JPMorgan Securities Inc., Lehman Brothers Inc. and UBS Securities LLC, as Representatives of the several initial purchasers listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2007).

10.25**	Contract between TerreStar Networks Inc. and Hughes Network Systems, LLC for the Design, Development and Supply of Satellite Base Station Subsystem, effective February 6, 2007 (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q dated May 10, 2007).

10.26	Shareholders Agreement dated April 5, 2007 between TMI Communications and Company, Limited Partnership, and TerreStar Networks Inc., and TerreStar Networks Holdings (Canada) Inc., and TerreStar Networks (Canada) Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-Q dated August 9, 2007 (the “Q2 2007 10-Q”).

10.27	Rights and Services Agreement dated April 5, 2007 by and between TerreStar Networks (Canada) Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.54 to the Q2 2007 10-Q).

10.28	Guarantee dated April 5, 2007 by and between TerreStar Networks (Canada) Inc. and TerreStar Networks Inc. (incorporated by reference to Exhibit 10.55 to the Q2 2007 10-Q).

10.29**	Contract between TerreStar Networks Inc. and Nokia Siemens Networks US LLC for a Network Equipment and Services Agreement, effective August 22, 2007 (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-Q dated November 9, 2007 (the “Q3 2007 10-Q”).

10.30	Contract between TerreStar Networks Inc. and Elektrobit, Inc. for a Master Development & Licensing Agreement, effective August 10, 2007 (incorporated by reference to Exhibit 10.57 to the Q3 2007 10-Q).

10.31	Registration Rights Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc., EchoStar Corporation, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and other institutional investors party thereto. (incorporated by reference to Exhibit 4.5 to the to the February 2008 8-K).

10.32	Master Investment Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the to the February 2008 8-K).

10.33	Master Investment Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.2 to the to the February 2008 8-K).

10.34	Spectrum Agreement, dated February 5, 2008, among the Company, TerreStar Network Inc. and EchoStar Corporation (incorporated by reference to Exhibit 10.4 to the February 2008 8-K).

10.35	Spectrum Contribution Agreement, dated February 5, 2008, among the Company and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.5 to the February 2008 8-K).

10.36*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Dennis Matheson (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 22, 2008 (the “January 2008 8-K”)).

10.37*	Employment Agreement dated January 15, 2008 by and between TerreStar Networks Inc. and Jeffrey W. Epstein (incorporated by reference to Exhibit 10.6 to the January 2008 8-K).

10.38*	Contract by and between TerreStar Networks Inc. and Bechtel Communications, Inc. for a Master Services Agreement, effective October 18, 2007 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”)).

10.39*	Amended and Restated Contract for Terrestar-1 by and between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Satellite Program, effective December 12, 2007 (incorporated by reference to Exhibit 10.65 to the 2007 10-K).

10.40*	Amended and Restated Contract for Terrestar-2 by and between TerreStar Networks Inc. and Space Systems/Loral, Inc. for the TerreStar Satellite Program, effective December 12, 2007 (incorporated by reference to Exhibit 10.65 to the 2007 10-K).

10.41	Stock Purchase Agreement dated February 6, 2008, by and among the Company, Motient Ventures Holding Inc. and Harbinger Capital Partners Master Fund I L.P. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008).

10.42	Letter Agreement dated May 20, 2008 Amending Terms of Employment Agreement by and between TerreStar Networks Inc. and Jeffrey Epstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008 (the “May 2008 8-K”).

10.43	Letter Agreement dated May 20, 2008 Amending Terms of Employment Agreement by and between TerreStar Networks Inc. and Dennis Matheson (incorporated by reference to Exhibit 10.2 to the May 2008 8-K).

10.44	Stock Purchase Agreement dated September 12, 2008 by and among Harbinger Capital Partners Master Fund I, LTD, Harbinger Capital Partners Special Situations Fund, L.P. and Motient Ventures Holding Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2008 (the “Q3 2008 10-Q”).

10.45	Form of Agreement for Transfer and Exchange dated September 12, 2008 between TerreStar Corporation and SkyTerra Communications (incorporated by reference to Exhibit 10.2 to the Q3 2008 10-Q).

10.46**	Addendum and Amendment to Contract between TerreStar Networks Inc. and Hughes Network Systems, LLC for Design, Development and Supply of Satellite Base Station Subsystem (S-BSS) dated as of May 3, 2007 (incorporated by reference to Exhibit 10.3 to the Q3 2008 10-Q).

10.48	Amendment to Statement of Work dated January 22, 2008 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated May 6, 2009 (the “Q1 2009 10-Q”)).

10.49**	Statement of Work dated October 22, 2008 (SBSS Integration Support) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Q1 2009 10-Q).

10.50**	Statement of Work dated January 02, 2009 (Commercial PDA Phone Specification) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Q1 2009 10-Q).

10.51**	Statement of Work dated January 02, 2009 (Mininet Campaign Testing) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Q1 2009 10-Q).

10.52**	Statement of Work dated January 02, 2009 (Antenna Feasibility Study) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Q1 2009 10-Q).

10.53**	Amendment to Statement of Work dated January 02, 2009 (SBSS Integration Support) under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Q1 2009 10-Q).

10.54**	Amendment No. 2 to Statement of Work (SBSS Integration Support) dated February 05, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Q1 2009 10-Q).

10.55**	Amendment No. 3 dated March 28, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Q1 2009 10-Q).

10.56	Contract for Design and Development of SDR Modem Platforms dated March 31, 2009 by and among TerreStar Networks Inc., SkyTerra LP and Infineon Technologies AG (incorporated by reference to Exhibit 10.9 to the Company’s Q1 2009 10-Q).

10.57**	Statement of Work dated April 6, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 7, 2009 (the “Q2 2009 10-Q”)).

10.58**	Statement of Work dated April 15, 2009 under the Master Development & Licensing Agreement dated August 10, 2007 by and between Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Q2 2009 10-Q).

10.59**	Amendment dated July 10, 2009 to Statement of Work 2 dated April 15, 2009 to the Master Development & Licensing Agreement dated August 10, 2007 by and between TerreStar Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated November 9, 2009 (the “Q3 2009 10-Q”)).

10.60**	Statement of Work dated September 3, 2009 to the Master Development & Licensing Agreement dated August 10, 2007 by and between TerreStar Networks and Elektrobit, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Q3 2009 10-Q).

10.61**	Spectrum Manager Lease Agreement dated September 17, 2009 by and between TerreStar 1.4 Holdings LLC and One Dot Four Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Q3 2009 10-Q).

10.62	Amendment 1 dated October 9, 2009 to the Spectrum Manager Lease Agreement dated September 17, 2009 by and between TerreStar 1.4 Holdings LLC and One Dot Four Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Q3 2009 10-Q).

10.63**	Mobile Satellite Services and Support Agreement dated September 25, 2009 by and between Networks and AT&T Mobility II, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Q3 2009 10-Q).

10.64**	Master Supply Agreement dated December 1, 2009 by and between the Company and certain of its affiliated companies, including TerreStar Networks Inc., a majority owned subsidiary of the Company (the “Subsidiary”), and Elektrobit, Inc. (the “Master Supply Agreement”) (incorporated by reference to Exhibit 10.64 on Form 10-K filed on March 16, 2010).

10.65**	Product Supplement A under the Master Supply Agreement between the Company and Elektrobit, Inc. (incorporated by reference to Exhibit 10.65 on Form 10-K filed on March 16, 2010).

10.66**	Product Supplement B under the Master Supply Agreement between the Company and Elektrobit, Inc. (incorporated by reference to Exhibit 10.66 on Form 10-K filed on March 16, 2010).

10.67**	Statement of Work 3, dated October 20, 2009, between the Subsidiary and Elektrobit, Inc. under the Master Development and Licensing Agreement between the Subsidiary and Elektrobit, Inc., dated August 10, 2007, as amended (the “Elektrobit Master Agreement”) (incorporated by reference to Exhibit 10.67 on Form 10-K filed on March 16, 2010).

10.68**	Amendment of Statement of Work 3, dated October 20, 2009, between the Subsidiary and Elektrobit, Inc. (incorporated by reference to Exhibit 10.68 on Form 10-K filed on March 16, 2010).

10.69**	Statement of Work, dated December 7, 2009, between the Subsidiary and Elektrobit, Inc. under the Elektrobit Master Agreement. (incorporated by reference to Exhibit 10.69 on Form 10-K filed on March 16, 2010).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 on Form 10-K filed on March 16, 2010).

22	Power of Attorney (incorporated by reference to the Signature Page on Form 10-K filed on March 16, 2010).

31.1+	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Chief Executive Officer (principal executive officer).

31.2+	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Chief Financial Officer (principal financial officer).

32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer).

+	Filed herewith.
*	Management contract or compensatory plan or arrangement required to be filed as exhibit to this report pursuant to Item 14(c) of this report.
**	Filed pursuant to a confidential treatment request for certain portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRESTAR CORPORATION

By:	/S/ JEFFREY EPSTEIN
President and Chief Executive Officer
Date: May 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JEFFREY EPSTEIN Jeffrey Epstein	President, Chief Executive Officer (principal executive officer) & Director	May 6, 2010

/S/ VINCENT LOIACONO Vincent Loiacono	Chief Financial Officer (principal accounting officer)	May 6, 2010

* David Andonian	Director	May 6, 2010

* Eugene Davis	Director	May 6, 2010

* William Freeman	Director	May 6, 2010

* Jacques Leduc	Director	May 6, 2010

* David Meltzer	Director	May 6, 2010

* by /s/ Jeffrey Epstein	Attorney-in-Fact

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

We are currently considering various alternatives to extend our liquidity and raise capital. We also commenced exchange offers for our outstanding Series A, B and E preferred stock and solicited consents for amendments to the certificate of designations of the Series B Preferred Stock and the indenture governing TerreStar Networks’ 6.5% Exchangeable PIK Notes due 2014, as more fully described in Note 18. Subsequent to the filing of the Original Form 10-K, on April 2, 2010, the exchange offers and solicitation for consents were terminated because certain conditions precedent had not been satisfied Further, we are evaluating other potential sources of funding including those described in Note 18.

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

Our short-term liquidity needs are principally related to our operating expenses, continuing commitments related to the design and development of our handset and chipset, development of our ground based satellite infrastructure and the potential redemption obligation under our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Series A and B Preferred Stock”). As of December 31, 2009, we had contractual obligations of $562.2 million due within one year, consisting of approximately $429.9 million related to the redemption of Series A and B Preferred Stock, which will be due on April 15, 2010, $51.5 million related to our satellite system, $0.2 million related to interest or debt obligations, $76.1 million related to our handset, chipset, terrestrial network and orbital incentive payments related to our satellite contract and $4.5 million for operating leases.

If we have not redeemed the Series A and B Preferred Stock, to the extent that it is determined that we have funds legally available in excess of $10 million to redeem a portion of the Series A and B Preferred Stock pursuant to Delaware Law, a default will have occurred under our TerreStar-2 Purchase Money Credit Agreement (the “Credit Agreement”), that unless timely cured or waived would, if accelerated, result in obligations as of December 31, 2009 of approximately $67.8 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of December 31, 2009 of approximately $1,007.2 million becoming immediately due and payable.

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

Exchange Offers and Solicitation

On November 16, 2009, we, commenced exchange offers to exchange our Series A, B and E Preferred Stock for newly issued Series F Preferred Stock and Series G Junior Preferred Stock of TerreStar Holdings Inc., our 100% owned subsidiary, subject to certain conditions and solicited consents for amendments to the certificate of designations of the Series B Preferred Stock and the indenture governing TerreStar Networks’ 6.5% Exchangeable PIK Notes due 2014.

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

If we have not redeemed the Series A and B Preferred Stock, to the extent that it is determined that we have funds legally available in excess of $10 million to redeem a portion of the Series A and B Preferred Stock pursuant to Delaware Law, a default will have occurred under our Credit Agreement, that unless timely cured or waived would, if accelerated, result in obligations as of December 31, 2009 of approximately $67.8 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of December 31, 2009 of approximately $1,007.2 million becoming immediately due and payable.

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

On November 16, 2009, we, commenced exchange offers to exchange our Series A, B and E Preferred Stock for newly issued Series F Preferred Stock and Series G Junior Preferred Stock of TerreStar Holdings Inc., our 100% owned subsidiary, subject to certain conditions and solicited consents for amendments to the certificate of designations of the Series B Preferred Stock and the indenture governing TerreStar Networks’ 6.5% Exchangeable PIK Notes due 2014.

On January 13, 2010, the FCC granted us authority to integrate terrestrial use of TerreStar’s 20 MHz S Band spectrum into its next generation mobile wireless network. We intend to use this authority to enhance coverage, capacity and throughput in its integrated mobile satellite and terrestrial communications network that will provide ubiquitous North American access to voice and data services through conventional wireless devices. The FCC also granted a number of technical waivers requested by us that will permit us to integrate ATC capability more efficiently.

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