Form 10-Q
period 2010-03-31
TERRESTAR CORP
filed 2010-05-11
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of common stock outstanding at May 5, 2010: 139,481,034

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

Our public filings are available at www.terrestar.com and on EDGAR at www.sec.gov.

Basis of Presentation

In this report:

•	the terms “we”, “our”, “us”, “TerreStar”, and the “Company” refer to TerreStar Corporation and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

•	“TerreStar Networks” refers to TerreStar Networks Inc., an indirect, majority-owned subsidiary of TerreStar Corporation.

•	“TerreStar Canada Holdings” refers to TerreStar Networks Holdings (Canada) Inc., a Canadian corporation and parent company of TerreStar Canada.

•	“TerreStar Canada” refers to TerreStar Networks (Canada) Inc., a Canadian corporation.

•	“SkyTerra” refers to SkyTerra Communications, Inc.

•	“TerreStar Global” refers to TerreStar Global Ltd., an indirect, majority-owned subsidiary of TerreStar Corporation.

•	“Harbinger” means Harbinger Capital Partners Master Fund I, Ltd. and its affiliates.

•	“EchoStar” means EchoStar Corporation and its affiliates.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

TERRESTAR CORPORATION

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2010	2009
Revenue-related party	$3,000	$—

Operating expenses:
General and administrative (exclusive of depreciation and amortization)	$24,433	$16,621
Research and development (exclusive of depreciation and amortization)	19,596	13,582
Depreciation and amortization	6,085	5,749

Total operating expenses	50,114	35,952

Loss from operations	(47,114)	(35,952)

Other income (expense):
Interest expense	(16,687)	(14,039)
Interest and other income	117	528

Loss before income taxes	(63,684)	(49,463)
Income tax provision	(774)	—

Net loss	(64,458)	$(49,463)
Less:
Net loss attributable to the noncontrolling interest in TerreStar Networks	5,197	4,861
Net loss attributable to the noncontrolling interest in TerreStar Global	68	71

Net loss attributable to TerreStar Corporation	(59,193)	(44,531)

Dividends on Series A and Series B cumulative convertible preferred stock	(6,158)	(6,423)
Accretion of issuance costs associated with Series A and Series B cumulative convertible preferred stock	(1,123)	(1,123)

Net loss attributable to common stockholders	$(66,474)	$(52,077)

Basic & Diluted Loss Per Share	$(0.48)	$(0.43)

Basic & Diluted Weighted-Average Common Shares Outstanding	139,713	121,051

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Balance Sheets

As of March 31, 2010 and December 31, 2009

(in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,565	$45,125
Deferred issuance costs	2,219	3,342
Prepaid and other current assets	6,312	4,939

Total current assets	28,096	53,406

Property and equipment, net	983,840	947,129
Intangible assets, net	357,595	362,304
Restricted cash	474	472
Deferred issuance costs	5,842	6,351
Other assets	—	6,000

Total assets	$1,375,847	$1,375,662

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,437	$42,204
Deferred revenue	22,000	—
Deferred rent and other current liabilities	1,535	1,730
Accrued satellite performance incentives	12,027	19,350
Series A and Series B cumulative convertible preferred stock dividends payable	23,605	17,447

Total current liabilities	104,604	80,731

Deferred rent and other long-term liabilities, net of current portion	6,198	1,429
Accrued satellite performance incentives, net of current portion	7,516	8,062
Deferred income taxes	24,138	23,364
TerreStar Notes including contingent interest derivative and accrued interest, thereon (net of discount as of March 31, 2010 of $48,536 and as of December 31, 2009 of $48,528)	823,049	791,930
TerreStar Exchangeable Notes and accrued interest, thereon (net of discount as of March 31, 2010 of $70,833 and as of December 31, 2009 of $75,000)	101,653	94,729
TerreStar-2 Purchase Money Credit Agreement including contingent interest derivative and accrued interest, thereon	70,140	67,914

Total liabilities	1,137,298	1,068,159

Commitments and Contingencies
Series A Cumulative Convertible Preferred Stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at March 31, 2010 and December 31, 2009)	90,000	90,000
Series B Cumulative Convertible Preferred Stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at March 31, 2010 and December 31, 2009)	318,500	318,500

STOCKHOLDERS’ DEFICIT:
TerreStar Corporation stockholders’ deficit:
Series C Preferred Stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at March 31, 2010 and December 31, 2009)	—	—
Series D Preferred Stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at March 31, 2010 and December 31, 2009)	—	—
Series E Junior Convertible Preferred Stock ($0.01 par value, 1,900,000 shares authorized and 1,200,000 shares issued and outstanding at March 31, 2010 and December 31, 2009)	12	12
Common stock; voting (par value $0.01; 240,000,000 shares authorized, 143,718,487 and 143,718,237 shares issued, 139,767,285 and 139,767,035 shares outstanding at March 31, 2010 and December 31, 2009, respectively)	1,437	1,437
Additional paid-in capital	1,301,528	1,292,425
Common stock purchase warrants	3,652	11,999
Treasury stock (3,951,202 common shares held in treasury stock at March 31, 2010 and December 31, 2009)	(73,877)	(73,877)
Accumulated other comprehensive income	4,042	2,300
Accumulated deficit	(1,383,552)	(1,317,078)

Total TerreStar Corporation stockholders’ deficit	(146,758)	(82,782)

Noncontrolling interest in TerreStar Networks	(22,829)	(17,925)
Noncontrolling interest in TerreStar Global	(364)	(290)

Total stockholders’ deficit	(169,951)	(100,997)

Total liabilities and stockholders’ deficit	$1,375,847	$1,375,662

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

(in thousands)

Unaudited

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,458)	$(49,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,085	5,749
Write-off of deposits	6,000	—
Amortization of deferred financing and debt discount costs	2,172	(238)
Stock-based compensation	838	3,820
Deferred income taxes	774	—
Changes in assets and liabilities:
Prepaid and other current assets	(1,146)	(5,705)
Accounts payable and accrued expenses	21	5,780
Accrued interest	14,364	14,272
Deferred revenue	27,000	—
Deferred rent and other liabilities	(406)	(374)

Net cash used in operating activities	(8,756)	(26,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and investments, net	(2)	(5)
Additions to property and equipment, net	(7,922)	(3,282)
Additions to intangible assets, net	—	(141)

Net cash used in investing activities	(7,924)	(3,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of satellite orbital incentives	(8,867)	—
Proceeds from TerreStar-2 purchase money credit agreement	—	150
Payments for capital lease obligations	(20)	(16)

Net cash (used in) provided by financing activities	(8,887)	134

Foreign exchange effect on cash and cash equivalents	7	(4)

Net decrease in cash and cash equivalents	(25,560)	(29,457)
CASH AND CASH EQUIVALENTS, beginning of period	45,125	236,820

CASH AND CASH EQUIVALENTS, end of period	$19,565	$207,363

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

TerreStar Networks, in cooperation with its Canadian partners, TerreStar Canada and TerreStar Solutions, majority-owned subsidiaries of Trio 1 and 2 General Partnerships (“Trio”), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using integrated satellite-terrestrial smartphones and other devices. This system build out will be based on an integrated satellite and ground-based technology intended to provide communication service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure. We intend to provide multiple communications applications, including voice, data and video services.

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

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. On January 13, 2010, TerreStar Networks was granted authority by the Federal Communications Commission (“ FCC”) to operate dual-mode mobile terminals that can be used to communicate either via TerreStar’s geosynchronous-orbit MSS satellite or ancillary terrestrial component base stations. ATC base station operations were also authorized. These ATC authorizations provide the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. This may be achieved through a strategic partnership with one or more other communications providers.

As of March 31, 2010, we had four wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., TerreStar Holdings Inc and TerreStar New York Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 89.3% and 86.5% interest in TerreStar Networks and TerreStar Global, respectively.

For additional information regarding the business descriptions of our wholly-owned subsidiaries, affiliates and investments, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended.

Going Concern, Liquidity and Capital Resources

In assessing our liquidity, we analyze our cash, our investments, anticipated revenue streams and our financing, operating and capital expenditure commitments, including preferred stock redemption obligations. Our

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

principal liquidity needs are to satisfy working capital requirements, operating expenses, capital expenditures and debt and preferred stock redemption obligations. Based on our current plans, there is substantial doubt that the available cash balance, investments and available borrowing capacity as of March 31, 2010 will be sufficient to satisfy the projected funding needs for all of 2010. We will require additional funding in the second quarter of 2010. We cannot guarantee that financing will be available or available on favorable terms. If we fail to obtain necessary financing on a timely basis, we may be forced to curtail operations or take other actions that will impact our ability to conduct our operations as planned. Our 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

We are currently considering various alternatives to extend our liquidity and raise capital. We also commenced exchange offers for our outstanding Series A, B and E Preferred Stock and solicited consents for amendments to the certificate of designations of the Series B Preferred Stock and the indenture governing TerreStar Networks’ 6.5% Exchangeable PIK Notes due 2014, as more fully described in Note 19. On April 12, 2010, the exchange offers and solicitation for consents were terminated because certain conditions precedent had not been satisfied. Further, we are evaluating other potential sources of funding including those described in Note 19.

Our principal sources of liquidity consist of our current cash balances, investments and credit available through our secured borrowing under TerreStar-2 Purchase Money Credit Agreement (“Credit Agreement”), of which $42.5 million is available as of March 31, 2010 and which is available solely for construction and completion of our second satellite, TerreStar-2. As of March 31, 2010, we had $19.6 million of cash and cash equivalents. We have approximately $62.1 million of liquid resources available to fund operations and complete TerreStar-2.

Our short-term liquidity needs are principally related to our operating expenses, continuing commitments related to the design and development of our handset and chipset, development of our ground based satellite infrastructure and the potential redemption obligation under our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Series A and B Preferred Stock”). As of March 31, 2010, we had contractual obligations of $536.1 million due within one year, consisting of approximately $429.9 million related to the redemption of Series A and B Preferred Stock, which was due on April 15, 2010; $38.6 million related to our satellite system; $63.2 million related to our handset, chipset, terrestrial network and orbital incentive payments related to our satellite contract; and $4.4 million for operating leases.

We did not redeem the Series A and B Preferred Stock on April 15, 2010 (the “Redemption Date”). Accordingly, due to our failure to redeem, the holders of the Series A Preferred Stock will, in addition to any other rights available, have the right, subject to proper notice as set forth below, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect two members to our board of directors until all outstanding shares of the Series A Preferred Stock have been redeemed. Similarly, the holders of the Series B Preferred Stock will, in addition to any other rights available, have the right, subject to proper notice as set forth below, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect a majority of members to our board of directors until all outstanding shares of the Series B Preferred Stock have been redeemed. The board election rights available to the holders of the Series A Preferred Stock and Series B Preferred Stock will become effective, only if our failure to redeem continues for 30 consecutive days following the notice to us of our failure

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to redeem is given by the holders of at least 25% of the Series A Preferred Stock or the Series B Preferred Stock, as the case may be, then outstanding. We have received indications from certain parties that holders of the Series A and B Preferred Stock intend to exercise their rights to elect members to our board of directors due to our failure to redeem the Series A and B Preferred Stock on the Redemption Date.

Since we have not redeemed the Series A and B Preferred Stock, to the extent that it is determined that we have funds legally available in excess of $10 million to redeem a portion of the Series A and B Preferred Stock pursuant to Delaware Law, a default will have occurred under our Credit Agreement, that unless timely cured or waived would, if accelerated, result in obligations as of March 31, 2010, of approximately $70.1 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of March 31, 2010, of approximately $1,041.9 million becoming immediately due and payable.

We will require additional financing to fund operations and ongoing network development. As of March 31, 2010, we had aggregate operational contractual payment obligations of approximately $177.8 million, consisting of approximately $101.3 million for the TerreStar Networks’ satellites and incentive payments; approximately $8.3 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas, data centers, and site hosting agreements; and approximately $68.2 million for obligations related to the build out of our terrestrial network and handset and chipset costs. The ability to fund these costs will depend on our future performance, which is subject in part to the execution of post satellite launch activities, general economic, financial and regulatory conditions and other factors that are beyond our control, including trends in the industry and technology developments. Also, we may not be able to obtain additional financing on acceptable terms or at all. Additionally, the terms of our current financing and contractual arrangements include significant limitations, among other factors, on our ability to incur additional debt, collateralize any additional new financing with our assets and the structure of any new financing transaction.

Note 2. Principles of Consolidation, Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for preparation of interim financial statements. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2009, as amended. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the financial position, results of our operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All references to the March 31, 2010 and 2009 or to the three months ended March 31, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The condensed consolidated financial statements include our majority-owned subsidiaries and TerreStar Canada, a variable interest entity (“VIE”). All material intercompany balances and transactions are eliminated upon consolidation. Equity investments in which we have ability to exercise significant influence are recorded under the equity method of accounting. Investments in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Use of Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to the value of derivatives, stock-based compensation, income taxes, long-lived assets, intangible assets and legal contingencies.

Concentrations of Risk

Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash and short-term investments. We periodically invest funds in short-term investments primarily in United States Treasury money market funds. At March 31, 2010, we had approximately $16.6 million of investments in money market funds. To date, we have not experienced any losses on cash or investments.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, such as cash and cash equivalents, restricted cash, investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities. The fair value of certain financial instruments such as our notes, exchangeable notes and related long-term debt, whose carrying value differs from the fair value are disclosed as additional information in the notes to the condensed consolidated financial statements. Refer to Note 16 for details.

We adopted Financial Accounting Standards Board’s (“FASB”) accounting standard guidance for fair value measurements for recording fair value of our financial assets and liabilities and for certain non-financial assets and liabilities. The standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions and methodologies that result in management’s best estimate of fair value.

Property and Equipment

We record property and equipment (“P&E”), including leasehold improvements at cost. P&E consists of costs associated with our satellites and associated ground network infrastructure, lab, office and computer equipment, software, and leasehold improvements. The satellite and terrestrial network assets under construction

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

primarily include materials, labor, equipment, satellite launch insurance premium and interest related to the construction and development of our satellite and terrestrial network. Assets under construction are not depreciated until placed into service. As of March 31, 2010, we have not commenced the depreciation of TerreStar-1 or the core network infrastructure, as they are determined not yet ready for its intended use. Repairs and maintenance costs that do not improve or extend the life of an asset are expensed as incurred.

Revenue Recognition

On September 17, 2009, we entered into a Spectrum Manager Lease Agreement leasing the rights to use certain 1.4GHz terrestrial spectrum. The lease has an initial term through April 23, 2017, renewable, at the lessee’s option, for two additional terms of ten years each, subject to FCC renewal of the licenses and no earlier termination. The lease payments due from the lessee are initially $1 million per month and will increase to $2 million per month no later than eight months after lease commencement and could increase to $2 million per month earlier depending upon the satisfaction of certain conditions. Subject to certain conditions, the lessee has an option, but not the obligation, to purchase the licenses, subject to the approval of our Board and other necessary consents. The lessee also has a right of first refusal to match the price (less a credit for certain amounts paid under the Spectrum Manager Lease Agreement) in any potential transfer of the licenses to a third party. On January 26, 2010, the lessee prepaid $30 million under this agreement.

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

Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share reflects the conversion of obligations and the assumed exercises of securities computed using the if-converted method or the effects of shares issuable under our equity plans computed using the treasury method, if dilutive. We considered certain unvested restricted stock which has non-forfeitable dividend rights as participating securities for the purpose of calculating basic loss per share. See Note 12 for the calculation of loss per share.

Recently Issued Accounting Pronouncements

Effective January 1, 2010, we adopted the new accounting standard issued by FASB in June 2009, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and to continuously assess whether they must consolidate VIE’s. The adoption of the standard did not have material impact on our condensed consolidated financial statements as we continue to consolidate our VIE, TerreStar Canada.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 3. Property and Equipment

The components of property and equipment as of March 31, 2010 and December 31, 2009 are presented in the table below.

	March 31, 2010	December 31, 2009
	(in thousands)
Assets Under Construction:
TerreStar-1	$498,660	$488,251
Satellite construction in progress	249,601	234,619
Terrestrial network under construction	213,754	205,793

	962,015	928,663

Assets in Service:
Network equipment	2,796	2,446
Lab equipment	19,282	19,098
Office equipment and software	11,500	7,140
Leasehold improvements	3,051	2,963

	36,629	31,647
Less accumulated depreciation	(14,804)	(13,181)

Property and equipment, net	$983,840	$947,129

We capitalized $25.2 million and $18.6 million of interest expense related to assets under construction for the three months ended March 31, 2010 and 2009, respectively.

Depreciation expense was $1.6 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.

Note 4. Accrued Orbital Performance Incentives

Our contract with the TerreStar-1 manufacturer requires us to make future in-orbit performance incentive payments over the fifteen year design life of TerreStar-1, effective August 2009. These satellite performance incentives are payable in future periods ranging from one to fifteen years dependent on the continued satisfactory performance of the satellite. We recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. As of March 31, 2010, we have a $19.5 million outstanding liability towards satellite performance incentives, of which $12.0 million and $7.5 million has been classified as current and non-current, respectively.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Intangible Assets

The components of intangible assets as of March 31, 2010 and December 31, 2009 are presented in the table below.

	March 31, 2010	December 31, 2009
	(in thousands)
Indefinite lived intangibles
1.4GHz spectrum licenses	$177,480	$177,480
Definite lived intangibles
2GHz licenses	209,091	209,302
Intellectual Property	36,898	36,935

	245,989	246,237
Less accumulated amortization	(65,874)	(61,413)

Definite lived intangible assets, net	180,115	184,824

Intangible assets, net	$357,595	$362,304

Amortization expense related to definite lived intangibles was $4.5 million and $4.5 million for the three months ended March 31, 2010 and 2009, respectively.

Note 6. Equity Investment in 4491190 Canada Inc.

In August 2009, TerreStar Networks and 4491181 Canada Inc. entered into a Shareholder’s Agreement pursuant to which TerreStar Networks became the 20% holder of TerreStar Solutions (a Canadian registered entity established for the purpose of providing commercial MSS/ATC services in Canada using the TerreStar-1 satellite and 2GHz terrestrial spectrum) Class A stock and 100% owner of non-voting Class B stock. We account for the investment in 4491190 Canada Inc. under the equity method of accounting. Our share of losses in 4491190 Canada Inc. has reduced the carrying amount of our investment in 4491190 Canada Inc., to zero as of March 31, 2010.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Accounts payable	$38,175	$34,931
Accrued compensation and benefits	1,621	2,065
Accrued consulting expenses	2,812	2,815
Accrued legal expenses	1,067	664
Accrued operating and other expenses	1,762	1,729

	$45,437	$42,204

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Long-Term Debt

TerreStar Notes

In February 2007, pursuant to a debt indenture, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured Paid-in-Kind (PIK) Notes due 2014. Additionally, in February 2008, we entered into a Master Investment Agreement with EchoStar Corporation (“EchoStar”), which provided for, among other things, the purchase by EchoStar of $50 million of TerreStar Notes in accordance with the First Supplemental Indenture.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions under the indenture. The assets of TerreStar Networks that collateralize the TerreStar Notes amount to $1,007.2 million as of March 31, 2010, consisting primarily of our interest in TerreStar-1, property and equipment, and cash and cash equivalents.

The TerreStar Notes bear interest from the date of issuance at a rate of 15% per annum. Per the provisions of the TerreStar Notes, additional interest of up to 1.5% per annum may accrue if certain milestones are not met by TerreStar. We are required to account for the potential interest rate adjustments, in accordance with FASB authoritative guidance relating to derivatives. At March 31, 2010, the value of TerreStar Notes includes $2.1 million relating to fair value of the contingent interest derivative.

Until and including February 15, 2011, interest on the TerreStar Notes is payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. During the three months ended March 31, 2010, $63.3 million of interest was converted into additional TerreStar Notes in accordance with the indenture. As of March 31, 2010 and December 31, 2009, the carrying value of the TerreStar Notes, net of discount including the contingent interest derivative and accrued interest, was $823.0 million and $791.9 million, respectively.

TerreStar Exchangeable Notes

In February 2008, TerreStar Networks issued $150 million aggregate principal amount of TerreStar Exchangeable Notes due 2014 pursuant to an indenture dated February 7, 2008, with U.S. Bank National Association as trustee (“the Exchangeable Note Indenture”). The TerreStar Exchangeable Notes bear interest from February 7, 2008 at a rate of 6.5 % per annum, payable quarterly. Until and including June 15, 2011, interest on the TerreStar Exchangeable Notes is payable in additional TerreStar Exchangeable Notes quarterly, starting March 15, 2008. Thereafter, interest on the TerreStar Exchangeable Notes will be payable in cash quarterly. The TerreStar Exchangeable Notes are scheduled to mature on June 15, 2014.

The TerreStar Exchangeable Notes rank senior in right of payment to all existing and future subordinated indebtedness, and pari-passu with all other unsubordinated indebtedness. The TerreStar Exchangeable Notes are guaranteed by subsidiaries of TerreStar Networks.

During the three months ended March 31, 2010, $2.8 million of interest was converted into additional TerreStar Exchangeable Notes in accordance with the Exchangeable Note Indenture. For the three months ended March 31, 2010 and 2009, we accreted the debt discount related to the TerreStar Exchangeable Notes of approximately $4.2 million and $45,000, respectively. As of March 31, 2010 and December 31, 2009, the carrying value of the TerreStar Exchangeable Notes, net of discount including interest, was $101.7 million and $94.7 million, respectively.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

TerreStar-2 Purchase Money Credit Agreement

On February 5, 2008, TerreStar Networks entered into a $100 million TerreStar-2 Purchase Money Credit Agreement, among TerreStar Networks, as the borrower, the guarantor’s party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

Amounts outstanding under the Credit Agreement bear interest at a rate of 14% per annum and mature on February 5, 2013. This interest is payable in additional notes through February 2012 and payable in cash thereafter. In addition to certain covenants customary for credit facilities, the financing will be advanced as required and solely used to fund the completion of the TerreStar-2 satellite. As of March 31, 2010 and December 31, 2009, the liability recorded for the Credit Agreement, including accrued interest, was $70.1 million and $67.9 million, respectively.

Note 9. Stockholders’ Equity

Preferred Stock

As of March 31, 2010, we had 5.0 million authorized shares of preferred stock, consisting of 0.45 million Series A Preferred shares, 0.5 million Series B preferred shares, 1 Series C preferred share, 1 Series D preferred share, 1.9 million Series E preferred shares and approximately 2.1 million shares undesignated. See Note 19 for subsequent events concerning our preferred stock.

Series A and B Preferred Stock

We account for the Series A and B Preferred Stock per Securities Exchange Commission’s authoritative guidance which requires us, as public company, to report and classify them as temporary equity. Dividends on Series A and B Preferred Stock are due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010. Currently, we are unable to pay the Series A Preferred Stock dividend in common stock due to the ongoing litigation with certain investors. Per the terms of the issuance, on April 15, 2010, we had a redemption obligation of $408.5 million in principal plus unpaid dividends.

Series C and D Preferred Stock

On February 7, 2008, we issued one share of non-voting Series C preferred stock, $0.01 par value (“Series C preferred”), to EchoStar and one share of non-voting Series D preferred stock, $0.01 par value (“Series D preferred”), to Harbinger for a purchase price equal to par value of $0.01.

Series E Junior Participating Preferred Stock

On February 7, 2008, we issued 1.2 million shares of the Series E Junior Participating preferred stock to Harbinger, convertible into 30 million shares of our common stock. The rights, preferences and privileges of our preferred stocks are discussed in detail in our Annual report on Form 10-K filed for the year ended December 31, 2009, as amended.

Common Stock Purchase Warrants

As of March 31, 2010, there were approximately 0.1 million fully vested warrants exercisable for common stock.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the warrant activity for the three months ended March 31, 2010:

TerreStar Corporation	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2010	433,364	$23.86
Canceled	(285,857)	22.50

Outstanding at March 31, 2010	147,507	$26.51

Variable Interest Entities

We own 33 1/3% of the voting equity in TerreStar Canada Holdings which, in turn, owns 80% of the voting equity of TerreStar Canada, the entity holding the Industry Canada approvals needed to launch and operate TerreStar-1 for the purpose of providing mobile satellite services in Canada. We also maintain our existing 20% voting equity of TerreStar Canada, which results in a 46.6% effective ownership interest. TerreStar Canada holds legal title to TerreStar-1 and TerreStar Networks has been granted an irrevocable right to use a minimum of 90% capacity on the TerreStar-1 satellite, pursuant to an agreement.

We adopted a new accounting standard effective January 1, 2010, that modified the consolidation guidance applicable to variable interest entities, replacing the quantitative- based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with a more qualitative approach. We performed a reassessment of the primary beneficiary determination of TerreStar Canada in accordance with the new standard. The new standard specifies that an entity will be deemed to have a controlling financial interest (the primary beneficiary) in a variable interest entity if it has both: 1) the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance; and 2) the obligation to absorb losses of the variable interest entity or the right to receive benefits from the variable interest entity. We believe that we continue to be primary beneficiary of TerreStar Canada, and therefore the adoption of this standard had no effect on the accompanying condensed consolidated financial statements.

As per the terms of TerreStar Canada Shareholders’ Agreement, subject to certain change of control provisions, we are obligated to fund any operating cash shortfalls at TerreStar Canada upon the request of TerreStar Canada, so long as the provision of such funding does not conflict with applicable Canadian regulatory requirements. TerreStar Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to these Acts. Although we believe that TerreStar Canada is in compliance with the relevant legislation, there can be no assurance that a future determination by regulatory authorities, or events beyond its control, will not result in TerreStar Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of TerreStar Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada approval could be jeopardized and our business could be materially adversely affected.

Our current maximum direct financial exposure to loss includes the historical investment in TerreStar Canada and intercompany receivables from TerreStar Canada. Creditors of TerreStar Canada have no recourse or rights to our assets or general credit. As of March 31, 2010, TerreStar Canada has no debt or financing arrangements with any third parties. Subject to certain limitations, we can exercise our contractual rights to prevent TerreStar Canada from undertaking business activities that may expose them to undue financial or other business risks.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Stock-Based Compensation

We offer stock options and other long-term incentive awards under the following two plans:

•	the 2006 TerreStar Corporation Equity Incentive Plan (the “2006 Plan”); and

•	the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”).

We account for stock-based compensation based on fair value measured at the grant date and recognize as expense over the service periods. The equity-based compensation expense of $0.8 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively, is included in general and administrative expense in the condensed consolidated statements of operations for the awards under the 2006 Plan and the Global Plan. The weighted average contractual remaining life of the stock options under the 2006 Plan as of March 31, 2010 was 7.36 years. The total unrecognized stock compensation expense as of March 31, 2010 was approximately $2.5 million.

2006 TerreStar Corporation Equity Incentive Plan

The 2006 Plan initially authorized the issuance of a total of 10 million (and was later amended in October 2007 to increase to 11 million) incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. As of March 31, 2010, approximately 1.2 million shares remain available for issuance under the 2006 Plan. We did not grant any new stock options during three months ended March 31, 2010 and 2009.

The following tables summarize the stock option activity for the 2006 Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	6,486,290	$9.46	$—
Forfeited/Expired	(50,000)	1.09	—

Outstanding at March 31, 2010	6,436,290	$9.53	$746

Exercisable at March 31, 2010	5,197,487	$11.47	$142

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2010	1,741,398	$2.22
Forfeited/Expired	(50,000)	0.84
Vested	(452,595)	6.68

Non-vested at March 31, 2010	1,238,803	$0.62

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Awards

The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards generally vest over three years.

The following table summarizes the restricted stock activity as of March 31, 2010:

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Non-vested at January 1, 2010	2,286,929	$1.35
Granted	41,000	1.05
Cancelled	(25,750)	3.00
Vested	(225,076)	0.49

Non-vested at March 31, 2010	2,077,103	$1.43

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the Global Plan, TerreStar Global may issue up to an aggregate of 3.8 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers. Under this plan, as of March 31, 2010, there were 1.6 million options outstanding, of which 1.1 million options were exercisable. The weighted average exercise price of options outstanding and exercisable was $0.42 and the weighted average grant date fair value of options outstanding and exercisable was $0.29. There were no options granted, cancelled or exercised during the three months ended March 31, 2010.

TerreStar Global-Warrants

These relate to previously issued warrants to our board and former board members. These warrants vested immediately and expire on July 9, 2012, or earlier if fully exercised or otherwise cancelled per the warrant agreement’s terms. Subject to certain limitations, the warrants are freely transferable. During three months ended March 31, 2010, no additional warrants were issued under the Global Plan.

The following table summarizes the TerreStar Global warrants that are outstanding and exercisable as of March 31, 2010.

	Warrants Outstanding		Exercisable
Exercise Price	As of March 31, 2010	Weighted Average Contractual Life Remaining	As of March 31, 2010
$0.42	553,100	2.2 years	553,100

Note 11. Income Tax Expense

We use the asset and liability method of accounting for income taxes. We recorded income tax expense of $0.8 million for the three months ended March 31, 2010, primarily pertaining to deferred tax expense relating to the tax amortization of an indefinite-lived intangible asset. We did not record any adjustment to uncertain tax

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

positions during the three months ended March 31, 2010 and provided a full valuation allowance against our deferred tax assets.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At March 31, 2010, we had no accrued interest or penalties. We have currently no periods under audit by the Internal Revenue Service. Due to our net operating loss carry-forward position in the U.S., the tax years from 2002 forward may be adjusted by the internal Revenue Service. We are not aware of any issues for open years, which upon examination by a taxing authority are expected to have a material adverse effect on the results of operations.

Note 12. Loss per Share

The computation of net loss per share is shown below:

	Three months ended March 31,
(In thousands except per share data)	2010	2009
Net Loss available to Common Stockholders	$(66,474)	$(52,077)
Weighted-Average Common Shares Outstanding	139,713	121,051
Basic and Diluted net loss per share	$(0.48)	$(0.43)

For the three months ended March 31, 2010, 73.2 million dilutive shares calculated on an “if converted” basis for the Series A and B Preferred, Series E Preferred stock and TerreStar Exchangeable Notes and 2.1 million shares of unvested restricted stock were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. Shares issuable under the equity plans and upon exercise of warrants outstanding were also anti-dilutive, since we incurred a net loss for the three months ended March 31, 2010, and 2009.

Note 13. Related Party Transactions

In January 2010, we entered into an Exclusivity Agreement (“Original Exclusivity Agreement”) with Harbinger in which we received a $30 million prepayment of lease payments under the Spectrum Manager Lease Agreement and in exchange, for a period of 90 days from the date of the Original Exclusivity Agreement, we would negotiate in good faith on an agreement for the use of our S-band spectrum. Additionally, the Original Exclusivity Agreement imposed on us, certain solicitation restrictions for entering into any transaction regarding the S-band Spectrum with third party during the 90 days period, which expired on April 26, 2010 without an agreement for the use of our S-band spectrum being executed. As of March 31, 2010, we have $27.0 million of deferred revenue related to the above prepayments, of which we recorded $22.0 million under deferred revenue and $5.0 million under deferred revenue non-current (included in other long-term liabilities) in the condensed consolidated balance sheets.

On May 6, 2010, TerreStar Networks entered into a Satellite Minutes Agreement (“Minutes Agreement”) with SkyTerra and SkyTerra, LP, a wholly-owned subsidiary of SkyTerra (“SkyTerra LP,” and together with SkyTerra “SkyTerra Entities”), whereby the SkyTerra Entities will purchase minutes of voice or data transmission and satellite capacity to use on TerreStar-1. The SkyTerra Entities have prepaid or will prepay for the satellite minutes in equal amounts on May 6, 2010, May 20, 2010, June 3, 2010 and June 17, 2010 for an aggregate purchase price of $40 million. SkyTerra LP’s purchase price payment obligation is limited to $5.0 million; SkyTerra is responsible for all other purchase price payments. SkyTerra is indirectly owned by Harbinger.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The SkyTerra Entities may, begin using the satellite minutes at any time within one year after TerreStar Networks launches commercial service. The SkyTerra Entities will have five years, which shall be automatically extended for an additional five years in the event there are any unused satellite minutes remaining at the end of the initial five year period, to use the satellite minutes. The SkyTerra Entities may in their discretion credit all or part of the portion of the purchase price attributable to any unused satellite minutes to outstanding payments, if any, then due from the SkyTerra Entities to TerreStar Networks under any agreement for the use of our S-band spectrum described below and if there are no such payments due or the SkyTerra Entities choose not to so credit all or a portion of the purchase price thereto, the unused satellite minutes will expire at the end of the second five year period.

As an inducement for the SkyTerra Entities to enter into the Minutes Agreement, on May 6, 2010, we entered into new Exclusivity Agreement (“New Exclusivity Agreement”) with the SkyTerra Entities and an affiliate of Harbinger (together “SkyTerra/Harbinger”), whereby we agreed that, for a period of 90 days from the date of the New Exclusivity Agreement, we will negotiate in good faith on an agreement for the use of our S-band spectrum, and that we will not (i) solicit or encourage the submissions of proposals or offers relating to the S-band spectrum from any person other than with SkyTerra/Harbinger or an affiliate thereof, (ii) enter into any written or oral agreement relating to the S-band spectrum with any person other than with SkyTerra/Harbinger or an affiliate thereof nor (iii) participate in discussions or negotiations with, or furnish any non-public information to, any person in connection with a possible transaction regarding the S-band spectrum the effect of which would grant any third party rights with respect to the S-band Spectrum that would interfere with or obstruct the use of the S-band Spectrum by SkyTerra/Harbinger or otherwise make it unavailable for use by SkyTerra/Harbinger or limit our ability or SkyTerra/Harbinger’s ability to enter into a transaction regarding the S-band spectrum.

Note 14. Commitments and Contingencies

We have the following material contractual commitments and debt obligations as of March 31, 2010:

(in thousands)	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
TerreStar Satellites(a)	$101,324	$38,590	$26,719	$4,015	$32,000
Leases	8,251	4,385	3,818	32	16
Network Equipment and Operational Services(b)	68,222	63,173	5,049	—	—
Preferred Stock Obligations(c)	429,946	429,946	—	—	—
Debt Obligations(d)	1,776,503	—	1,590,044	186,459	—

Total	$2,384,246	$536,094	$1,625,630	$190,506	$32,016

(a)	Includes commitment towards the TerreStar-2 Satellite relating to approximately $47.8 million of orbital incentives, $35.1 million of satellite construction and restart costs, $10.5 million of satellite base and beam system contracts, and $7.9 million for storage.
(b)	The cost of certain development efforts are shared with other operators. We could incur additional commitments related to those efforts in the event that one or more of those operators discontinued their participation.
(c)	Includes redemption obligation for Series A and Series B Preferred Stock of $408.5 million principal amount due on April 15, 2010. See Note 19-Subsequent Events for details.
(d)	Debt Obligations are comprised of $550 million TerreStar Notes due 2014, the $150 million TerreStar Exchangeable Notes due 2014, and current borrowing under the TerreStar-2 Purchase Money Credit Agreement due 2013 for TerreStar-2, plus accrued interest. Refer to “Going Concern, Liquidity and Capital Resources” for details.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15. Legal Matters

Litigation Adverse to Highland Capital Management and James Dondero

Since August 2005, we have been engaged in litigation adverse to Highland Capital Management, L.P. (“Highland Capital”), as well as certain investment funds managed by Highland Capital and James Dondero, who is the principal owner of Highland Capital and one of our former directors (Highland Capital, its investment funds, and Mr. Dondero are referred to collectively as the “Dondero Affiliates”). Seven of the suits were filed by the Dondero Affiliates against us or related parties. Of those seven suits, four have been resolved in our favor (and are not further discussed herein). Of the remaining three lawsuits, the first was dismissed by the trial court, reinstated by the court of appeals, and is currently proceeding before the trial court; the second has been stayed; and the third is in the discovery stage. In addition, we have filed two suits against Mr. Dondero and the Dondero Affiliates. One was dismissed on the defendants’ motion (and is not further discussed herein), and the other is scheduled for trial in December 2010.

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

The Dondero Affiliates’ suit that is in the discovery stage was filed on December 31, 2008 in the Court of Chancery of the State of Delaware. In this lawsuit, the Dondero Affiliates contend that certain financing transactions entered into by us in February 2008 with Harbinger, EchoStar, and other investors constituted a change in control of TerreStar Corporation under the Series A Preferred Stock’s certificate of designations. The Dondero Affiliates allege that this change of control occurred in at least two ways: (i) they allege that Harbinger acquired control of 58% of TerreStar Corporation’s voting stock; and (ii) they allege that Harbinger and EchoStar constitute a group that together acquired control of more than 50% of TerreStar Corporation’s voting stock. The Dondero Affiliates ask the court to require us to issue a notice of change of control under the Certificate of Designation for the Series A Preferred Stock and redeem such stock for $90 million plus dividends and escrow premiums. In the alternative, they seek unspecified damages. The parties are currently engaged in discovery. We believe that these claims are without merit and intend vigorously to defend against this suit.

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

Note 16. Fair Value

We record certain financial assets and liabilities at fair value. Our financial assets and liabilities measured at fair value on a recurring basis, which are subject to the disclosure requirements under the fair value measurement standard, at March 31, 2010 were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of March 31, 2010
Financial assets:
Money market funds	$16,599	—	—	$16,599

Total assets measured at fair value	$16,599	—	—	$16,599

Financial liabilities:
Contingent interest derivatives	—	—	$2,130	$2,130

Total liabilities measured at fair value	—	—	$2,130	$2,130

The following table represents our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2010:

(In thousands)	Contingent Interest Derivative
Balance at January 1, 2010	$3,040
Changes in fair value of contingent interest derivative liability	(910)

Balance at March 31, 2010	$2,130

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following are the financial instruments recorded in the consolidated financial statements at carrying value as of the reporting periods presented, for which the fair value was determined based on the authoritative guidance for fair value measurements:

	As of March 31, 2010		As of December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TerreStar Notes including contingent interest derivative and accrued interest, thereon (net of discounts)	$823,049	$799,897	$791,930	$770,488
TerreStar Exchangeable Notes and accrued interest, thereon (net of discounts)	$101,653	$142,543	$94,729	$135,597
TerreStar-2 Purchase Money Credit Agreement including contingent interest derivative and accrued interest, thereon	$70,140	$64,529	$67,914	$62,418

We hold money market fund investments that are classified as either cash equivalents or restricted cash that are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets. We determined that there exists no active market for the TerreStar Notes, Exchangeable Notes and debt under the TerreStar-2 Purchase Money Credit Agreement. Therefore, we used the discounted cash flow (DCF) model as the primary quantitative valuation technique for disclosing fair value of debt as of March 31, 2010. In developing the valuation model, we determined expected cash flows, expected period coupon rate, market yield, and principal repayments as key inputs. Under the model, the fair market value of each instrument was based on the yield inputs from the JP Morgan CCC High Yield Index. The primary assumption is these observable yields are reliable proxies for investor required yield, and reflect the appropriate risk and reflect market information. In addition, the model also considered the factors applicable to take into account the credit risk underlying the debt.

Note 17. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2010 and 2009 is presented in the table below.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Non-cash investing and financing activities
Accrued purchase of property, plant and equipment, net	$10,946	$(3,713)
Interest capitalized on satellites and terrestrial networks under construction	$25,241	$18,577
Paid-in-kind interest	$68,508	$57,900
Dividend liability accrued but not paid	$6,158	$6,423
Accretion of issuance costs on Series A and Series B preferred stock	$1,123	$1,123
Expiration of common stock warrants	$8,347	$2,559

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists solely of cumulative foreign currency translation adjustments. Reconciliation of comprehensive loss (net of taxes) for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
(in thousands)	2010	2009
Net Loss	$(64,458)	$(49,463)
Foreign currency translation adjustment	1,948	(13)

Net Comprehensive Loss	(62,510)	(49,476)

Less : Comprehensive loss attributable to noncontrolling interests	5,060	4,934

Net Comprehensive loss attributable to TerreStar Corporation	$(57,450)	$(44,542)

Note 19. Subsequent Events

We evaluated all material events or transactions that occurred after the consolidated balance sheet date as of March 31, 2010. During this period, we did not have any material subsequent events except as noted below:

On April 2, 2010, we terminated the offers to exchange our Series A, B and E Preferred Stock for newly issued Series F Preferred Stock and Series G Junior Preferred Stock of TerreStar Holdings Inc. and solicitation for consents to certain proposed amendments to the certificate of designation of our Series B Preferred Stock and the indenture governing our 6.5% Exchangeable PIK Notes due 2014, which was originally initiated on November 16, 2009. The offers to exchange and solicitation for consents were terminated because certain conditions precedent to the offers to exchange and solicitation for consents had not been satisfied. Pursuant to the expiration of the offers to exchange, on the Redemption Date, our redemption obligation of $408.5 million in principal plus unpaid dividends for the Series A and B Preferred Stock materialized. Currently we have made no payments towards outstanding principal and dividends outstanding nor converted them into shares of our common stock.

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

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As we have not redeemed the Series A and B Preferred Stock, to the extent that it is determined that we have funds legally available in excess of $10 million to redeem a portion of the Series A and B Preferred Stock pursuant to Delaware Law, a default will have occurred under our TerreStar-2 Purchase Money Credit Agreement (the “Credit Agreement”), that unless timely cured or waived would, if accelerated, result in obligations of approximately $70.1 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations of approximately $1,041.9 million becoming immediately due and payable.

In January 2010, we entered into an Exclusivity Agreement (“Original Exclusivity Agreement”) with Harbinger in which we received a $30 million prepayment of lease payments under the Spectrum Manager Lease Agreement and in exchange, for a period of 90 days from the date of the Original Exclusivity Agreement, we would negotiate in good faith on an agreement for the use of our S-band spectrum. Additionally, the Original Exclusivity Agreement imposed on us, certain solicitation restrictions for entering into any transaction regarding the S-band Spectrum with third party during the 90 days period, which expired on April 26, 2010 without an agreement for the use of our S-band spectrum being executed.

On May 6, 2010, TerreStar Networks entered into a Satellite Minutes Agreement (“Minutes Agreement”) with SkyTerra and SkyTerra, LP, a wholly-owned subsidiary of SkyTerra (“SkyTerra LP,” and together with SkyTerra “SkyTerra Entities”), whereby the SkyTerra Entities will purchase minutes of voice or data transmission and satellite capacity to use on TerreStar-1. The SkyTerra Entities have prepaid or will prepay for the satellite minutes in equal amounts on May 6, 2010, May 20, 2010, June 3, 2010 and June 17, 2010 for an aggregate purchase price of $40 million. SkyTerra LP’s purchase price payment obligation is limited to $5.0 million; SkyTerra is responsible for all other purchase price payments. SkyTerra is indirectly owned by Harbinger.

The SkyTerra Entities may, begin using the satellite minutes at any time within one year after TerreStar Networks launches commercial service. The SkyTerra Entities will have five years, which shall be automatically extended for an additional five years in the event there are any unused satellite minutes remaining at the end of the initial five year period, to use the satellite minutes. The SkyTerra Entities may in their discretion credit all or part of the portion of the purchase price attributable to any unused satellite minutes to outstanding payments, if any, then due from the SkyTerra Entities to TerreStar Networks under any agreement for the use of our S-band spectrum described below and if there are no such payments due or the SkyTerra Entities choose not to so credit all or a portion of the purchase price thereto, the unused satellite minutes will expire at the end of the second five year period.

As an inducement for the SkyTerra Entities to enter into the Minutes Agreement, on May 6, 2010, we entered into a new Exclusivity Agreement (“New Exclusivity Agreement”) with the SkyTerra Entities and an affiliate of Harbinger (together “SkyTerra/Harbinger”), whereby we agreed that, for a period of 90 days from the date of the New Exclusivity Agreement, we will negotiate in good faith on an agreement for the use of our S-band spectrum, and that we will not (i) solicit or encourage the submissions of proposals or offers relating to the S-band spectrum from any person other than with SkyTerra\Harbinger or an affiliate thereof, (ii) enter into any written or oral agreement relating to the S-band spectrum with any person other than with SkyTerra/Harbinger or an affiliate thereof nor (iii) participate in discussions or negotiations with, or furnish any non-public

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

information to, any person in connection with a possible transaction regarding the S-band spectrum the effect of which would grant any third party rights with respect to the S-band Spectrum that would interfere with or obstruct the use of the S-band Spectrum by SkyTerra/Harbinger or otherwise make it unavailable for use by SkyTerra/Harbinger or limit our ability or SkyTerra/Harbinger’s ability to enter into a transaction regarding the S-band spectrum.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, for a discussion of the uncertainties, risks and assumptions associated with these statements.

The interim financial statements filed in this quarterly report on Form 10-Q and the discussion contained herein should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009, as amended.

Business Overview

TerreStar Corporation (formerly Motient Corporation) was incorporated in 1988 under the laws of the State of Delaware. TerreStar Corporation is in the mobile communications business through its ownership of TerreStar Networks, its principal operating subsidiary, and TerreStar Global.

TerreStar Networks, in cooperation with its Canadian partners, TerreStar Canada and TerreStar Solutions, majority-owned subsidiaries of Trio 1 and 2 General Partnerships (“Trio”), plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using integrated satellite-terrestrial smartphones and other devices. This system build out will be based on an integrated satellite and ground-based technology intended to provide communication service in most hard-to-reach areas and will provide a nationwide interoperable, survivable and critical communications infrastructure. We intend to provide multiple communications applications, including voice, data and video services.

As of March 31, 2010, we had four wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., TerreStar Holdings Inc., and TerreStar New York Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 89.3% and 86.5% interest in TerreStar Networks and TerreStar Global, respectively.

Based on the current plans, we have substantial doubt that cash, investments and available borrowing capacity as of March, 31, 2010 will be sufficient to cover the projected funding needs for all of 2010. We will likely face a cash deficit in the second quarter of 2010 unless we obtain additional capital. We cannot guarantee that financing sources will be available or available on favorable terms. Please see “Going Concern, Liquidity and Capital Resources” below for more information.

Overview

TerreStar Networks Inc.

TerreStar Networks is our principal operating subsidiary. TerreStar Networks, in cooperation with TerreStar Canada and TerreStar Solutions, majority-owned subsidiaries of Trio, plans to launch an innovative wireless communications system to provide mobile coverage throughout the United States and Canada using integrated satellite-terrestrial smartphones and other devices.

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

TerreStar Networks, initially created as a subsidiary of SkyTerra, entered into an agreement with SkyTerra’s wholly-owned subsidiary, ATC Technologies, LLC (“ATC Technologies”), pursuant to which TerreStar Networks has a perpetual, royalty-free license to utilize ATC Technologies’ patent portfolio in the S-band, including those patents related to ATC, which allows us to deploy a communications network that seamlessly integrates satellite and terrestrial communications, giving a user ubiquitous wireless coverage in the U.S. and Canada.

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

As of March 31, 2010, we owned approximately 89.3% of the outstanding shares of TerreStar Networks and have included the financial results of TerreStar Networks for the purpose of the consolidated financial statements.

Our Relationship with TerreStar Canada and 4491165 Canada

TerreStar Canada Holdings owns 80% of the voting equity of TerreStar Canada, which in turn holds the Industry Canada approvals needed to operate TerreStar-1 for the purposes of providing mobile satellite services in Canada. We maintain our existing 20% of the voting equity of TerreStar Canada. TerreStar Canada holds legal title to the TerreStar-1 satellite, and under the terms of an amended and restated Indefeasible Right of Use Agreement dated August 11, 2009 between TerreStar Networks and TerreStar Canada, TerreStar Networks has been granted a right to use up to ninety percent of the capacity on the TerreStar-1 satellite.

In July 2009, Trio through 4491165 Canada Inc., a then wholly-owned subsidiary of Trio, completed its acquisition of a 66 2/3% voting equity stake in TerreStar Canada Holdings previously held by 4371585 Canada Inc., a wholly-owned subsidiary of BCE Inc. We retain our existing 33 1/3% voting equity ownership in TerreStar Canada Holdings.

Our Relationship with TerreStar Solutions

TerreStar Solutions is a Canadian registered entity established for the purpose of providing commercial MSS/ATC services in Canada using the TerreStar-1 satellite and 2GHz terrestrial spectrum. On August 11, 2009, TerreStar Networks and 4491181 Canada Inc. (“4491181 Canada”) entered into a Shareholder’s Agreement pursuant to which TerreStar Networks became the 20% holder of TerreStar Solutions Class A stock and 100% owner of TerreStar Solutions non-voting Class B stock. 4491181 Canada is under common ownership with 4491165 Canada. The Shareholder’s Agreement grants TerreStar Networks some limited minority shareholder rights and the ability to nominate one of five directors. In the event of a dilutive event including issuing a debt instrument, a share issuance or a share transfer or sale, TerreStar Networks has various options to maintain its relative percentage ownership amounts. Such options include pre-emptive rights, right of first offer, co-sale, and drag along.

TerreStar Solutions has entered a Wholesale Satellite Capacity agreement with TerreStar Canada whereby TerreStar Solutions has the right to use up to 10% of the capacity of TerreStar-1 on a per minute/per megabyte basis. TerreStar Solutons intends to enter into various agreements to allow for the use of TerreStar Networks handsets in Canada and for the sale of end user devices in the Canadian market.

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Corporation became the indirect majority holder of TerreStar Global. As of March 31, 2010, we owned approximately 86.5% of the outstanding shares of TerreStar Global.

TerreStar Holdings Inc.

TerreStar Holdings was formed in September 2009 as a wholly-owned subsidiary of TerreStar Corporation. TerreStar 1.4 Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of TerreStar Holdings, holds the FCC licenses for certain 1.4GHz terrestrial spectrum and has entered into a lease of that spectrum with an affiliate of Harbinger Capital Partners Master Fund I, Ltd (“Harbinger affiliate”). At March 31, 2010, TerreStar Corporation’s condensed consolidated financial statements include TerreStar Holdings and its wholly-owned subsidiary TerreStar 1.4 Holdings LLC.

Current Year’s Developments

We received FCC approval for ATC.

On January 13, 2010, the FCC granted us authority to integrate terrestrial use of our 20 MHz S-band spectrum into our next generation mobile wireless network. This approval was a critical step in our ability to be able to operate a combined satellite and terrestrial network.

We have received a prepayment on our 1.4GHz terrestrial spectrum to Harbinger.

In September 2009, we entered into a Spectrum Manager Lease Agreement, under which the Harbinger affiliate is leasing our rights to use certain 1.4GHz terrestrial spectrum. The lease has an initial term through April 2017, renewable at the lessee’s option for two additional terms of ten years each subject to FCC renewal of the licenses. The lease payments are initially $1 million per month and will increase to $2 million per month no later than July 2010, and could increase earlier depending upon the satisfaction of certain conditions. Under certain conditions the lessee has an option, but not the obligation, to purchase the licenses, subject to the approval of our board. The lessee also has a right of first refusal to match the price (less a credit for certain amounts paid under the agreement) in any potential transfer of the licenses to a third party.

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

We also agreed that any remaining unamortized portion of the $30 million prepayment that would not otherwise have been paid under the lease will be refunded by us under certain circumstances, including termination or breach by us of the lease, termination or breach by us of the exclusivity agreement or if we cannot obtain consents necessary to enter into and perform the S-band spectrum agreement or we cease to have rights to substantially all the S-band spectrum.

We have received a prepayment for satellite minutes

As noted above, in January 2010, we entered into an Exclusivity Agreement (“Original Exclusivity Agreement”) with Harbinger in which we received a $30 million prepayment of lease payments under the Spectrum Manager Lease Agreement and in exchange, for a period of 90 days from the date of the Original Exclusivity Agreement, we would negotiate in good faith on an agreement for the use of our S-band spectrum. Additionally, the Original Exclusivity Agreement imposed on us, certain solicitation restrictions for entering into any transaction regarding the S-band Spectrum with third party during the 90 days period, which expired on April 26, 2010 without an agreement for the use of our S-band spectrum being executed.

On May 6, 2010, TerreStar Networks entered into a Satellite Minutes Agreement (“Minutes Agreement”) with SkyTerra and SkyTerra, LP, a wholly-owned subsidiary of SkyTerra (“SkyTerra LP,” and together with SkyTerra “SkyTerra Entities”), whereby the SkyTerra Entities will purchase minutes of voice or data transmission and satellite capacity to use on TerreStar-1. The SkyTerra Entities have prepaid or will prepay for the satellite minutes in equal amounts on May 6, 2010, May 20, 2010, June 3, 2010 and June 17, 2010 for an aggregate purchase price of $40 million. SkyTerra LP’s purchase price payment obligation is limited to $5.0 million; SkyTerra is responsible for all other purchase price payments. SkyTerra is indirectly owned by Harbinger.

The SkyTerra Entities may, begin using the satellite minutes at any time within one year after TerreStar Networks launches commercial service. The SkyTerra Entities will have five years, which shall be automatically extended for an additional five years in the event there are any unused satellite minutes remaining at the end of the initial five year period, to use the satellite minutes. The SkyTerra Entities may in their discretion credit all or part of the portion of the purchase price attributable to any unused satellite minutes to outstanding payments, if any, then due from the SkyTerra Entities to TerreStar Networks under any agreement for the use of our S-band spectrum described below and if there are no such payments due or the SkyTerra Entities choose not to so credit all or a portion of the purchase price thereto, the unused satellite minutes will expire at the end of the second five year period.

As an inducement for the SkyTerra Entities to enter into the Minutes Agreement, on May 6, 2010, we entered into a new Exclusivity Agreement (“New Exclusivity Agreement”) with the SkyTerra Entities and an affiliate of Harbinger (together “SkyTerra/Harbinger”), whereby we agreed that, for a period of 90 days from the date of the New Exclusivity Agreement, we will negotiate in good faith on an agreement for the use of our

S-band spectrum, and that we will not (i) solicit or encourage the submissions of proposals or offers relating to the S-band spectrum from any person other than with SkyTerra/Harbinger or an affiliate thereof, (ii) enter into any written or oral agreement relating to the S-band spectrum with any person other than with SkyTerra//Harbinger or an affiliate thereof nor (iii) participate in discussions or negotiations with, or furnish any non-public information to, any person in connection with a possible transaction regarding the S-band spectrum the effect of which would grant any third party rights with respect to the S-band Spectrum that would interfere with or obstruct the use of the S-band Spectrum by SkyTerra/Harbinger or otherwise make it unavailable for use by SkyTerra/Harbinger or limit our ability or SkyTerra/Harbinger’s ability to enter into a transaction regarding the S-band spectrum.

Our exchange offers and consent solicitation expired.

On April 2, 2010, we terminated the offers to exchange our Series A, B and E Preferred Stock for newly issued Series F Preferred Stock and Series G Junior Preferred Stock of TerreStar Holdings Inc. and solicitation for consents to certain proposed amendments to the certificate of designation of our Series B Preferred Stock and the indenture governing our 6.5% Exchangeable PIK Notes due 2014, which was originally initiated on November 16, 2009. The offers to exchange and solicitation for consent were terminated because certain conditions precedent to the offers to exchange and solicitation for consent had not been satisfied. Pursuant to the expiration of the offers to exchange, on April 15, 2010, our redemption obligation of $408.5 million in principal plus unpaid dividends for the Series A and B Preferred materialized. Currently we have made no payments towards outstanding principal and dividends outstanding nor converted them into shares of our common stock.

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

As we have not redeemed the Series A and B Preferred Stock, to the extent that it is determined that we have funds legally available in excess of $10 million to redeem a portion of the Series A and B Preferred Stock pursuant to Delaware Law, a default will have occurred under our TerreStar-2 Purchase Money Credit Agreement (the “Credit Agreement”), that unless timely cured or waived would, if accelerated, result in obligations of approximately $70.1 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations of approximately $1,041.9 million becoming immediately due and payable.

Results of Operations—Consolidated

Three Months Ended March 31, 2010 and 2009

Revenue:

During the three months ended March 31, 2010, we recorded $3.0 million as revenue pursuant to our Spectrum Manager Lease Agreement entered in September 2009, leasing the rights to use certain 1.4GHz terrestrial spectrum to related party. We had no revenue for three months ended March 31, 2009.

Operating Expenses:

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(in thousands)
General and administrative	$24,433	$16,621	$7,812	47.0%
Research and development	19,596	13,582	6,014	44.3%
Depreciation and amortization	6,085	5,749	336	5.8%

Total operating expenses	$50,114	$35,952	$14,162	39.4%

(1)	For the three months ended March 31, 2010 and 2009, general and administrative expense includes approximately $0.8 million and $3.8 million, respectively, of stock-based compensation expenses.

General and administrative:

Our general and administrative expenses increased by $7.8 million or 47.0% for the three months ended March 31, 2010 as compared to the same period in 2009. The change in the expenses for the three months ended March 31, 2010 is primarily the result of a $6.0 million write-off of a deposit that is no longer available, $0.9 million in increased legal fees, $0.9 million increase to the cost of operating and maintaining our ground network, $0.3 million software maintenance expense related to maintenance on software in our core network, increase in consulting and other administrative expenses of $2.7 million related to the completion of our core network and ground network, partially offset by a $3.0 million decrease in stock option compensation mainly resulting from final vesting of certain stock options and restricted awards.

Research and development costs:

Research and development costs increased by $6.0 million or 44.3% for the three months ended March 31, 2010 compared to the same period in 2009. The increase is primarily related to a $6.7 million increase in the expense related to handset development, partially offset by a $0.7 million decrease in satellite related research and development expenses.

Depreciation and amortization:

Depreciation and amortization increased by $0.3 million or 5.8% for the three months ended March 31, 2010 as compared to the same periods in 2009. Depreciation expense corresponds to additional purchase of lab equipment assets during the second half of 2009 and early 2010.

Other Income (Expense):

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(in thousands)
Interest expense	$(16,687)	$(14,039)	$(2,648)	18.9%
Interest and other income	117	528	(411)	(77.8)%

Interest expense:

Interest expense increased by $2.6 million or 18.9% for the three months ended March 31, 2010 as compared to the same period in 2009. This increase is primarily due to interest on additional TerreStar Notes and Exchangeable Notes for interest paid-in-kind.

Interest and other income:

Interest and other income decreased by $0.4 million or 77.8% for the three months ended March 31, 2010 as compared to the same periods in 2009. The decrease primarily relates to lower interest rates and decreasing investment balances during the three months ended March 31, 2010.

Income Taxes

We recorded income tax expense of $0.8 million for the three months ended March 31, 2010, primarily pertaining to deferred tax expense relating to the tax amortization of the indefinite-lived intangible asset. We did not record any adjustment to uncertain tax positions during the three months ended March 31, 2010 and provided a full valuation allowance against our deferred tax assets. We had no income tax expense for three months ended March 31, 2009.

Going Concern, Liquidity and Capital Resources

In assessing our liquidity, we analyze our cash, our investments, anticipated revenue streams and our financing, operating and capital expenditure commitments, including preferred stock redemption obligations. Our principal liquidity needs are to satisfy working capital requirements, operating expenses, capital expenditures and debt and preferred stock redemption obligations. Based on our current plans, there is substantial doubt that the available cash balance, investments and available borrowing capacity as of March 31, 2010 will be sufficient to satisfy the projected funding needs for all of 2010. We will require additional funding in the second quarter of 2010. We cannot guarantee that financing will be available or available on favorable terms. If we fail to obtain necessary financing on a timely basis, we may be forced to curtail operations or take other actions that will impact our ability to conduct our operations as planned. Our 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

We are currently considering various alternatives to extend our liquidity and raise capital. We also commenced exchange offers for our outstanding Series A, B and E Preferred Stock and solicited consents for amendments to the certificate of designations of the Series B Preferred Stock and the indenture governing TerreStar Networks’ 6.5% Exchangeable PIK Notes due 2014, as more fully described in Note 19. On April 12, 2010, the exchange offers and solicitation for consents were terminated because certain conditions precedent had not been satisfied. Further, we are evaluating other potential sources of funding including those described in Note 19.

Our principal sources of liquidity consist of our current cash balances, investments and credit available through our secured borrowing under TerreStar-2 Purchase Money Credit Agreement (“Credit Agreement”), of which $42.5 million is available as of March 31, 2010 and which is available solely for construction and completion of our second satellite, TerreStar-2. As of March 31, 2010, we had $19.6 million of cash and cash equivalents. We have approximately $62.1 million of liquid resources available to fund operations and complete TerreStar-2.

Our short-term liquidity needs are principally related to our operating expenses, continuing commitments related to the design and development of our handset and chipset, development of our ground based satellite infrastructure and the potential redemption obligation under our Series A Cumulative Convertible Preferred

Stock (the “Series A Preferred Stock”) and Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Series A and B Preferred Stock”). As of March 31, 2010, we had contractual obligations of $536.1 million due within one year, consisting of approximately $429.9 million related to the redemption of Series A and B Preferred Stock, which was due on April 15, 2010; $38.6 million related to our satellite system; $63.2 million related to our handset, chipset, terrestrial network and orbital incentive payments related to our satellite contract; and $4.4 million for operating leases.

We did not redeem the Series A and B Preferred Stock on April 15, 2010 (the “Redemption Date”). Accordingly, due to our failure to redeem, the holders of the Series A Preferred Stock will, in addition to any other rights available, have the right, subject to proper notice as set forth below, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect two members to our board of directors until all outstanding shares of the Series A Preferred Stock have been redeemed. Similarly, the holders of the Series B Preferred Stock will, in addition to any other rights available, have the right, subject to proper notice as set forth below, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect a majority of members to our board of directors until all outstanding shares of the Series B Preferred Stock have been redeemed. The board election rights available to the holders of the Series A Preferred Stock and Series B Preferred Stock will become effective, only if our failure to redeem continues for 30 consecutive days following the notice to us of our failure to redeem is given by the holders of at least 25% of the Series A Preferred Stock or the Series B Preferred Stock, as the case may be, then outstanding. We have received indications from certain parties that holders of the Series A and B Preferred Stock intend to exercise their rights to elect members to our board of directors due to our failure to redeem the Series A and B Preferred Stock on the Redemption Date.

Since we have not redeemed the Series A and B Preferred Stock, to the extent that it is determined that we have funds legally available in excess of $10 million to redeem a portion of the Series A and B Preferred Stock pursuant to Delaware Law, a default will have occurred under our Credit Agreement, that unless timely cured or waived would, if accelerated, result in obligations as of March 31, 2010, of approximately $70.1 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of March 31, 2010, of approximately $1,041.9 million becoming immediately due and payable.

We will require additional financing to fund operations and ongoing network development. As of March 31, 2010, we had aggregate operational contractual payment obligations of approximately $177.8 million, consisting of approximately $101.3 million for the TerreStar Networks’ satellites and incentive payments; approximately $8.3 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas, data centers, and site hosting agreements; and approximately $68.2 million for obligations related to the build out of our terrestrial network and handset and chipset costs. The ability to fund these costs will depend on our future performance, which is subject in part to the execution of post satellite launch activities, general economic, financial and regulatory conditions and other factors that are beyond our control, including trends in the industry and technology developments. Also, we may not be able to obtain additional financing on acceptable terms or at all. Additionally, the terms of our current financing and contractual arrangements include significant limitations, among other factors, on our ability to incur additional debt, collateralize any additional new financing with our assets and the structure of any new financing transaction.

Summary of Cash Flows:

	Three Months Ended March 31
	2010	2009
	(in thousands)
Net cash used in Operating Activities	$(8,756)	$(26,159)
Net cash used in Investing Activities	(7,924)	(3,428)
Net cash (used in) provided by Financing Activities	(8,887)	134

Foreign Exchange effect on cash and cash equivalents	7	(4)

Net decrease in cash and cash equivalents	(25,560)	(29,457)
Cash and Cash Equivalents, beginning of period	45,125	236,820

Cash and Cash Equivalents, end of period	$19,565	$207,363

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 was $8.8 million as compared to net cash used in operating activities for the three months ended March 31, 2009 of $26.2 million. The decrease of $17.4 million is primarily attributable to receipt of prepayments relating to spectrum leasing, write-off of deposits, amortization of deferred financing cost, decrease in stock-based compensation expense, and partially offset by increase in operating losses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $7.9 million as compared to net cash used in investing activities for the three months ended March 31, 2009 of $3.4 million. The increase of $4.5 million is primarily attributable to increase in capital expenditures.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2010 was $8.9 million as compared to net cash provided by financing activities for the three months ended March 31, 2009 of $0.1 million. The cash used in during three months ended March 31, 2010 relates to the payment of $8.9 million for satellite orbital incentive.

Contractual Cash Obligations

We have the following contractual commitments and debt obligations as of March 31, 2010:

(in thousands)	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
TerreStar Satellites(a)	$101,324	$38,590	$26,719	$4,015	$32,000
Leases	8,251	4,385	3,818	32	16
Network Equipment and Operational Services(b)	68,222	63,173	5,049	—	—
Preferred Stock Obligations(c)	429,946	429,946	—	—	—
Debt Obligations(d)	1,776,503	—	1,590,044	186,459	—

Total	$2,384,246	$536,094	$1,625,630	$190,506	$32,016

(a)	Includes commitment towards the TerreStar-2 Satellite relating to approximately $47.8 million of orbital incentives, $35.1 million of satellite construction and restart costs, $10.5 million of satellite base and beam system contracts, and $7.9 million for storage.
(b)	The cost of certain development efforts are shared with other operators. We could incur additional commitments related to those efforts in the event that one or more of those operators discontinued their participation.

(c)	Includes redemption obligation for Series A and Series B Preferred stock of $408.5 million principal amount due on April 15, 2010. See Note 19-Subsequent Events for details.
(d)	Debt Obligations are comprised of $550 million TerreStar Notes due 2014, the $150 million TerreStar Exchangeable Notes due 2014, and current borrowing under the TerreStar-2 Purchase Money Credit Agreement due 2013 for TerreStar-2, plus accrued interest. Refer to “Going Concern, Liquidity and Capital Resources” for details.

Off-Balance Sheet Financing

As of March 31, 2010, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended. Since the date of the Annual Report, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are exposed to market risk and can be affected by, among other things, general economic conditions, interest rate changes, foreign currency fluctuations, and changes in the market values of investments.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by primarily investing in money market funds. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of March 31, 2010. We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

We do not have a cash flow exposure to changing interest rates on our 15% Senior Secured PIK Notes, 6.5% Exchangeable Notes and 14% TerreStar-2 Purchase Money Credit Agreement other than additional interest contingent upon not meeting certain milestones according to the terms of the indentures.

Foreign Currency Risk

Our foreign subsidiaries generally use their domestic currency as their functional currency. Based on the current volume of transactions, the fluctuation in the exchange rates of these currencies against the U.S. dollar does not have a material impact on our results of operations.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of TerreStar Corporation’s and TerreStar Corporation’s management, including the Chief Executive Officer (the “CEO”) and Chief

Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in internal control over financial reporting

There has been no change to TerreStar Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, TerreStar Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There has been no material developments during the quarter ended March 31, 2010 in the legal proceedings described in Note 15 to the condensed consolidated financial statements.

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2009, as amended, includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K for the year ended December 31, 2009, as amended.

We did not redeem our Series A and B Preferred Stock on April 15, 2010, which has resulted in a continuing redemption obligation of approximately $429.9 million and provides the holders of the Series A and B Preferred Stock the right to elect directors to our Board and may have caused a default under our TerreStar-2 Purchase Money Credit Agreement.

Our Series A Preferred Stock and Series B Preferred Stock, by their terms, were mandatorily redeemable on April 15, 2010 (the “Redemption Date”). Since all of the shares of Series A Preferred Stock were not redeemed on the Redemption Date, in addition to any other rights available, the holders of the Series A Preferred Stock have the right, subject to proper notice, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect two members to our board of directors until all outstanding shares of the Series A Preferred Stock have been redeemed. Similarly, since all of the shares of Series B Preferred Stock were not redeemed on the Redemption Date, in addition to any other rights available, the holders of the Series B Preferred Stock have the right, subject to proper notice, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect a majority of members to our board of directors until all outstanding shares of the Series B Preferred Stock have been redeemed. Such board election rights of the Series A Preferred Stock and Series B Preferred Stock holders will become effective, only if our failure to redeem continues for 30 consecutive days following notice to us of our failure to redeem is given by the holders of at least 25% of the Series A Preferred Stock or the Series B Preferred Stock, as the case may be, then outstanding. We have received indications from certain parties that holders of the Series A and B Preferred Stock intend to exercise their rights to elect members to our board of directors due to our failure to redeem the Series A and B Preferred Stock on the Redemption Date. Additionally, because all of the shares of Series A and B Preferred Stock have not been exchanged, converted into shares of our common stock or redeemed, we have had an ongoing redemption obligation of approximately $429.9 million, including accrued dividends, as of April 15, 2010.

Additionally, since we have not redeemed the Series A and B Preferred Stock, to the extent that it is determined that we have funds legally available in excess of $10 million to redeem a portion of the Series A and B Preferred Stock pursuant to Delaware Law, a default will have occurred under our TerreStar-2 Purchase Money Credit Agreement (the “Credit Agreement”), that unless timely cured or waived would, if accelerated, result in obligations of approximately $70.1 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations of approximately $1041.9 million becoming immediately due and payable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

EXHIBIT INDEX

Number	Description

10.1*	TerreStar 2 Program Contract Change Notice dated February 25, 2010 to the Amended and Restated Contract for TerreStar-2 dated December 12, 2007 by and between TerreStar Networks and Space Systems/Loral, Inc.

10.2*	Amendment No. 4 dated November 18, 2009 to the Master Development & Licensing Agreement dated August 10, 2007 by and between TerreStar Corporation, TerreStar Networks and Elektrobit, Inc.

10.3*

Amendment No. 4 dated July 16, 2009 to Contract between TerreStar Networks Inc. and Hughes Network Systems, LLC for Design, Development and Supply of Satellite Base Station Subsystem

(S-BSS) dated February 6, 2007.

10.4*

Amendment No. 5 dated April 14, 2010 to Contract between TerreStar Networks Inc. and Hughes Network Systems, LLC for Design, Development and Supply of Satellite Base Station Subsystem

(S-BSS) dated February 6, 2007.

10.5†	Receipt Lease Prepayment and Acknowledgement of Prepayment Terms letter agreement dated January 26, 2010 between TerreStar Corporation, TerreStar Networks Inc., TerreStar 1.4 Holdings, LLC, One Dot Four Corp., Harbinger Capital Partners Master Fund I, Ltd, Harbinger Capital Partners Special Situations Fund, L.P., HGW Holding Company, L.P.

10.6*	Exclusivity Agreement dated January 26, 2010 among TerreStar Corporation, TerreStar Networks Inc. Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, LP, and HGW Holding Company, L.P.

31.1†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Chief Executive Officer (principal executive officer).

31.2†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of the Chief Financial Officer (principal financial officer).

32†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer, (principal executive officer) and Chief Financial Officer (principal financial officer).

†	Filed herewith.
*	Filed herewith and pursuant to a confidential treatment request for certain portions of this document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRESTAR CORPORATION (Registrant)

/S/ JEFFREY W. EPSTEIN
Jeffrey W. Epstein Chief Executive Officer (Principal Executive Officer)

/S/ VINCENT LOIACONO
Vincent Loiacono Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2010