Form 10-Q
period 2010-06-30
TERRESTAR CORP
filed 2010-08-06
CIK 913665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of common stock outstanding at August 2, 2010: 139,466,034

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

TERRESTAR CORPORATION

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2010 and 2009

(in thousands, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue-related party	$3,243	$—	$6,243	$—

Operating expenses:
General and administrative (exclusive of depreciation and amortization)	$20,033	$13,069	$44,466	$29,690
Research and development (exclusive of depreciation and amortization)	20,804	22,896	40,400	36,478
Depreciation and amortization	6,391	5,967	12,476	11,716
Impairment of property and equipment	947	—	947	—

Total operating expenses	48,175	41,932	98,289	77,884

Loss from operations	(44,932)	(41,932)	(92,046)	(77,884)

Other income (expense):
Interest expense	(23,123)	(15,853)	(39,810)	(29,892)
Interest and other income	77	242	194	770

Loss before income taxes	(67,978)	(57,543)	(131,662)	(107,006)
Income tax provision	(663)	(1,001)	(1,437)	(1,001)

Net loss	(68,641)	(58,544)	(133,099)	(108,007)
Less:
Net loss attributable to the noncontrolling interest in TerreStar Networks	7,194	5,806	12,391	10,667
Net loss attributable to the noncontrolling interest in TerreStar Global	209	114	277	185

Net loss attributable to TerreStar Corporation	(61,238)	(52,624)	(120,431)	(97,155)

Dividends on Series A and Series B cumulative convertible preferred stock	(1,026)	(6,245)	(7,184)	(12,668)
Accretion of issuance costs associated with Series A and Series B cumulative convertible preferred stock	(187)	(1,133)	(1,310)	(2,256)

Net loss attributable to common stockholders	$(62,451)	$(60,002)	$(128,925)	$(112,079)

Basic & Diluted Loss Per Share	$(0.45)	$(0.44)	$(0.92)	$(0.87)

Basic & Diluted Weighted-Average Common Shares Outstanding	139,689	134,611	139,617	127,869

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Balance Sheets

As of June 30, 2010 and December 31, 2009

(in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,037	$45,125
Inventories	1,502	—
Deferred issuance costs	2,032	3,342
Prepaid and other current assets	7,318	4,939

Total current assets	25,889	53,406

Property and equipment, net	1,016,765	947,129
Intangible assets, net	353,138	362,304
Restricted cash	475	472
Deferred issuance costs	5,335	6,351
Other assets	—	6,000

Total assets	$1,401,602	$1,375,662

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$54,850	$42,204
Deferred revenue	24,543	—
Deferred rent and other current liabilities	1,345	1,730
Accrued satellite performance incentives	12,626	19,350
Series A Cumulative Convertible Preferred Stock	90,000	—
Series B Cumulative Convertible Preferred Stock	318,500	—
Series A and Series B cumulative convertible preferred stock dividends payable	29,763	17,447
TerreStar-2 Purchase Money Credit Agreement including accrued interest, thereon	72,622	—

Total current liabilities	604,249	80,731
Accrued satellite performance incentives, net of current portion	7,255	8,062
Deferred revenue, net of current portion	40,000	—
Deferred rent and other long-term liabilities	960	1,429
Deferred income taxes	24,801	23,364
TerreStar Notes including contingent interest derivative and accrued interest, thereon (net of discount as of June 30, 2010 of $48,294 and as of December 31, 2009 of $48,528)	857,059	791,930
TerreStar Exchangeable Notes and accrued interest, thereon (net of discount as of June 30, 2010 of $66,667 and as of December 31, 2009 of $75,000)	108,623	94,729
TerreStar-2 Purchase Money Credit Agreement including contingent interest derivative and accrued interest, thereon	—	67,914

Total liabilities	1,642,947	1,068,159

Commitments and Contingencies
Series A Cumulative Convertible Preferred Stock ($0.01 par value, 450,000 shares authorized and 90,000 shares issued and outstanding at June 30, 2010 and December 31, 2009)	—	90,000
Series B Cumulative Convertible Preferred Stock ($0.01 par value, 500,000 shares authorized and 318,500 shares issued and outstanding at June 30, 2010 and December 31, 2009)	—	318,500
STOCKHOLDERS’ DEFICIT:
TerreStar Corporation stockholders’ deficit:
Series C Preferred Stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at June 30, 2010 and December 31, 2009)	—	—
Series D Preferred Stock ($0.01 par value, 1 share authorized and 1 share issued and outstanding at June 30, 2010 and December 31, 2009)	—	—
Series E Junior Convertible Preferred Stock ($0.01 par value, 1,900,000 shares authorized and 1,200,000 shares issued and outstanding at June 30, 2010 and December 31, 2009)	12	12
Common stock; voting (par value $0.01; 240,000,000 shares authorized, 143,417,236 and 143,718,237 shares issued, 139,466,034 and 139,767,035 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	1,434	1,437
Additional paid-in capital	1,305,597	1,292,425
Common stock purchase warrants	—	11,999
Treasury stock (3,951,202 common shares held in treasury stock at June 30, 2010 and December 31, 2009)	(73,877)	(73,877)
Accumulated other comprehensive income	2,090	2,300
Accumulated deficit	(1,446,003)	(1,317,078)

Total TerreStar Corporation stockholders’ deficit	(210,747)	(82,782)

Noncontrolling interest in TerreStar Networks	(30,024)	(17,925)
Noncontrolling interest in TerreStar Global	(574)	(290)

Total stockholders’ deficit	(241,345)	(100,997)

Total liabilities and deficit	$1,401,602	$1,375,662

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

(in thousands)

Unaudited

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,099)	$(108,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,476	11,716
Write-off of deposits	6,000	—
Amortization of deferred financing cost and debt discount	4,443	1,190
Stock-based compensation	1,295	4,272
Impairment of property and equipment	947	—
Deferred income taxes	1,437	1,001
Changes in assets and liabilities:
Income tax receivable	—	1,477
Inventories	(1,502)	—
Prepaid and other current assets	(2,139)	(320)
Accounts payable and accrued expenses	8,887	4,918
Accrued interest	35,216	28,694
Deferred revenue	64,543	—
Deferred rent and other liabilities	(828)	(735)

Net cash used in operating activities	(2,324)	(55,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and investments, net	(3)	(9)
Additions to property and equipment, net	(18,324)	(67,758)
Adjustments to intangible assets	—	(188)

Net cash used in investing activities	(18,327)	(67,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of satellite performance incentives	(9,415)	—
Proceeds from TerreStar-2 purchase money credit agreement	—	150
Dividends paid on Series A Convertible Preferred Stock	—	(2,362)
Payments for capital lease obligations	(26)	(33)

Net cash used in financing activities	(9,441)	(2,245)

Foreign exchange effect on cash and cash equivalents	4	16

Net decrease in cash and cash equivalents	(30,088)	(125,978)
CASH AND CASH EQUIVALENTS, beginning of period	45,125	236,820

CASH AND CASH EQUIVALENTS, end of period	$15,037	$110,842

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Description of Business

General

TerreStar Corporation, a Delaware corporation, is in the mobile communications business through its ownership of TerreStar Networks, its principal operating subsidiary, and TerreStar Global.

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

We have the right to use two 10 MHz blocks of contiguous and unshared MSS S-band spectrum covering a population of over 330 million throughout the United States and Canada. Our entire spectrum is eligible for ATC status. On January 13, 2010, TerreStar Networks was granted authority by the Federal Communications Commission (“FCC”) to operate dual-mode mobile terminals that can be used to communicate either via TerreStar’s geosynchronous-orbit MSS satellite or ancillary terrestrial component base stations. ATC base station operations were also authorized. These ATC authorizations provide the ability to integrate terrestrial mobile services with MSS. We anticipate using this ATC authorization to create a two-way wireless communications network providing coverage, services and applications to mobile and portable wireless users. This may be achieved through a strategic partnership with one or more other communications providers.

As of June 30, 2010, we had four wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., TerreStar Holdings Inc., and TerreStar New York Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 89.3% and 86.5% interest in TerreStar Networks and TerreStar Global, respectively.

For additional information regarding the business descriptions of our wholly-owned subsidiaries, affiliates and investments, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended.

Going Concern, Liquidity and Capital Resources

In assessing our liquidity, we analyze our cash, our investments, anticipated revenue streams and our financing, operating and capital expenditure commitments, including preferred stock redemption obligations. Our principal liquidity needs are to satisfy working capital requirements, operating expenses, capital expenditures and

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

debt and preferred stock redemption obligations. Based on our current plans, there is substantial doubt that the available cash balance, investments and available borrowing capacity as of June 30, 2010 will be sufficient to satisfy the projected funding needs for third quarter of 2010.

Pursuant to a Satellite Minutes Agreement (“Minutes Agreement”) entered on May 6, 2010, with SkyTerra and SkyTerra, LP, a wholly-owned subsidiary of SkyTerra (“SkyTerra LP,” and together with SkyTerra “SkyTerra Entities”), we received $40.0 million as prepayment for satellite minutes usage under the Minutes Agreement. We are currently considering various alternatives to extend our liquidity and raise capital. We cannot guarantee that financing will be available or available on favorable terms. If we fail to obtain necessary financing on a timely basis, we may be forced to curtail operations or take other actions that will impact our ability to conduct our operations as planned. Our 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

We have been exploring numerous strategic and financing alternatives to address our liquidity position and the ability to service our preferred stock and debt obligations, and we have retained legal and financial advisors, both in the United States and Canada, to assist us. We have also commenced restructuring discussions with certain holders of our 15% Secured Notes and 6.5% Exchangeable Notes. As of June 30, 2010, discussions with these stakeholders were ongoing, and they remain ongoing as of the filing of the report in which these financial statements appear. Additionally, we have commenced discussions with some of our major contract counterparties to address the liquidity requirements. There can be no assurances that our strategic and financing alternatives will be successful or consummated. In the event that none of the various alternatives is consummated, we may need to initiate proceedings for relief by making a voluntary bankruptcy filing under Chapter 11 of Title 11 of the United States Code to, among other things, reorganize our capital structure. The factors noted above raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal sources of liquidity consist of our current cash balances, short-term investments and credit available through our secured borrowing under TerreStar-2 Purchase Money Credit Agreement (“Credit Agreement”), of which $42.5 million is available as of June 30, 2010 and which is available solely for construction and completion of our second satellite, TerreStar-2. As of June 30, 2010, we had $15.0 million of cash and cash equivalents.

Our short-term liquidity needs are principally related to our operating expenses, continuing commitments related to the development of our handset, chipset, ground based satellite infrastructure and the redemption obligation under our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Series A and B Preferred Stock”). As of June 30, 2010, we had contractual requirements of $534.5 million due within one year, consisting of approximately $435.1 million related to the Series A and B Preferred Stock; $29.8 million related to our satellite system; $62.9 million related to our handset, chipset, terrestrial network and orbital incentive payments related to our satellite contract; $3.7 million for operating leases and $3.0 million in interest payments for our 6.5% Exchangeable PIK Notes due 2014.

Since we have not timely redeemed the Series A and B Preferred Stock, to the extent of funds legally available in excess of $10 million to redeem preferred stock pursuant to Delaware Law, a default has occurred under our Credit Agreement, that unless cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $72.6 million becoming immediately due and payable. Upon the occurrence of

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $1,077.8 million becoming immediately due and payable.

As of June 30, 2010, we had aggregate operational contractual payment obligations of approximately $166.9 million, consisting of approximately $94.6 million for the TerreStar Networks’ satellites and incentive payments; approximately $6.8 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas, data centers, and site hosting agreements; and approximately $65.5 million for obligations related to the build out of our terrestrial network and handset and chipset costs. The ability to fund these costs will depend on our future performance, which is subject in part to the execution of post satellite launch activities, general economic, financial and regulatory conditions and other factors that are beyond our control, including trends in the industry and technology developments. Also, we may not be able to obtain additional financing on acceptable terms or at all. Additionally, the terms of our current financing and contractual arrangements include significant limitations, among other factors, on our ability to incur additional debt, collateralize any additional new financing with our assets and the structure of any new financing transaction.

Note 2. Principles of Consolidation, Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for preparation of interim financial statements. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2009, as amended. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to summarize fairly the financial position, results of our operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All references to the June 30, 2010 and 2009 or to the three and six months ended June 30, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

The condensed consolidated financial statements include our majority-owned subsidiaries and TerreStar Canada, a variable interest entity (“VIE”). All material intercompany balances and transactions are eliminated upon consolidation. Equity investments in which we have the ability to exercise significant influence are recorded under the equity method of accounting.

Use of Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to the value of derivatives, stock-based compensation, income taxes, long-lived assets, intangible assets and contingencies.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Concentrations of Risk

Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash and short-term investments in money market funds. At June 30, 2010, we had approximately $3.0 million of investments in money market funds. To date, we have not experienced any losses on cash or investments.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, such as cash and cash equivalents, restricted cash, short term investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities. The fair value of certain financial instruments such as our notes, exchangeable notes and related long-term debt, whose carrying value differs from the fair value are disclosed as additional information in the notes to the condensed consolidated financial statements. Refer to Note 17 for details.

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

Level 2: Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: Unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions and methodologies that result in management’s best estimate of fair value.

Property and Equipment

We record property and equipment (“P&E”), including leasehold improvements at cost. P&E consists of costs associated with our satellites and associated ground network infrastructure, lab, office and computer equipment, software, and leasehold improvements. The satellite and terrestrial network assets under construction primarily include materials, labor, equipment, satellite launch insurance premium and interest related to the construction and development of our satellite and terrestrial network. Assets under construction are not depreciated until placed into service. As of June 30, 2010, we have not commenced the depreciation of TerreStar-1 or the core network infrastructure, as they are not yet ready for their intended use.

Inventories

Inventories include our satellite handsets and accessories. We value inventories at the lower of cost (determined on a first-in, first-out basis) or market.

Revenue Recognition

Our revenue currently is derived primarily from a spectrum-leasing agreement. We recognize spectrum lease revenue over the term of the lease.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share reflects the conversion of preferred stock and convertible notes and the assumed exercises of securities computed using the if-converted method or the effects of shares issuable under our equity plans computed using the treasury method, if dilutive. We considered certain unvested restricted stock which has non-forfeitable dividend rights as participating securities for the purpose of calculating basic loss per share. See Note 13 for the calculation of loss per share.

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

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Property and Equipment

The components of property and equipment are presented in the table below.

	June 30, 2010	December 31, 2009
	(in thousands)
Assets Under Construction:
TerreStar-1	$509,491	$488,251
Satellite construction in progress	266,694	234,619
Terrestrial network under construction	220,462	205,793

	996,647	928,663

Assets in Service:
Network equipment	2,966	2,446
Lab equipment	19,341	19,098
Office equipment and software	11,521	7,140
Leasehold improvements	3,028	2,963

	36,856	31,647
Less accumulated depreciation	(16,738)	(13,181)

Property and equipment, net	$1,016,765	$947,129

We capitalized $27.0 million and $52.2 million and $19.6 million and $38.2 million of interest expense related to assets under construction for the three and six months ended June 30, 2010 and 2009, respectively.

Depreciation expense was $1.9 million and $3.5 million and $1.5 million and $2.8 million for the three and six months ended June 30, 2010 and 2009, respectively.

Note 4. Accrued Orbital Performance Incentives

Our contract with the TerreStar-1 manufacturer requires us to make in-orbit performance incentive payments over the design life of TerreStar-1, effective August 2009. These satellite performance incentives are payable in future periods ranging from one to fifteen years and are dependent on the continued satisfactory performance of the satellite. We recorded the net present value of these expected future payments as a liability and as a component of the cost of the satellite. As of June 30, 2010, we have a $19.9 million outstanding liability for satellite performance incentives, of which $12.6 million and $7.3 million has been classified as current and non-current, respectively.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Intangible Assets

The components of intangible assets are presented in the table below.

	June 30, 2010	December 31, 2009
	(in thousands)
Indefinite lived intangibles
1.4GHz spectrum licenses	$177,480	$177,480
Definite lived intangibles
2GHz licenses	209,091	209,302
Intellectual property	36,898	36,935

	245,989	246,237
Less accumulated amortization	(70,331)	(61,413)

Intangible assets, net	$353,138	$362,304

Amortization expense related to definite lived intangibles was $4.5 million and $8.9 million and $4.5 million and $8.9 million for the three and six months ended June 30, 2010 and 2009, respectively. Based on the current intangibles subject to amortization, the estimated amortization expense for each of the succeeding years from 2010 to 2014 is $17.8 million; and cumulatively thereafter $86.5 million.

Note 6. Equity Investment in 4491190 Canada Inc.

In August 2009, TerreStar Networks and 4491181 Canada Inc. entered into a Shareholder’s Agreement pursuant to which TerreStar Networks became the 20% holder of TerreStar Solutions (a Canadian registered entity established for the purpose of providing commercial MSS/ATC services in Canada using the TerreStar-1 satellite and 2GHz terrestrial spectrum) Class A stock and 100% owner of non-voting Class B stock. We account for the investment in 4491190 Canada Inc. under the equity method of accounting. Our share of losses in 4491190 Canada Inc. has reduced the carrying amount of our investment in 4491190 Canada Inc., to zero as of June 30, 2010.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Accounts payable	$43,359	$34,931
Accrued compensation and benefits	913	2,065
Accrued consulting expenses	3,129	2,815
Accrued legal expenses	1,336	664
Accrued operating and other expenses	6,113	1,729

	$54,850	$42,204

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Deferred Revenue

On September 17, 2009, we entered into a Spectrum Manager Lease Agreement leasing the rights to use certain 1.4GHz terrestrial spectrum. The lease has an initial term through April 23, 2017, renewable, at the lessee’s option, for two additional terms of ten years each, subject to FCC renewal of the licenses and no earlier termination. The lease payments due from the lessee are initially $1 million per month and will increase to $2 million per month no later than eight months after lease commencement and could increase to $2 million per month earlier depending upon the satisfaction of certain conditions. On January 26, 2010, the lessee prepaid $30 million under this agreement.

During three months ended June 30, 2010, pursuant to a Minutes Agreement entered on May 6, 2010, with SkyTerra, we received $40.0 million as a prepayment for satellite minutes usage under the Minutes Agreement. The SkyTerra Entities may, subject to certain conditions, use the satellite minutes at any time within ten years after TerreStar Networks launches commercial service.

As of June 30, 2010, we have $64.5 million of deferred revenue related to the above prepayments, of which we classified $24.5 million as current deferred revenue and $40.0 million as deferred revenue non-current in the condensed consolidated balance sheets as of June 30, 2010.

Note 9. Long-Term Debt

TerreStar Notes

In February 2007, pursuant to a debt indenture, TerreStar Networks issued $500 million aggregate principal amount of Senior Secured Paid-in-Kind (PIK) Notes due 2014 (“TerreStar Notes”). Additionally, in February 2008, we entered into a Master Investment Agreement with EchoStar Corporation (“EchoStar”), which provided for, among other things, the purchase by EchoStar of $50 million of TerreStar Notes in accordance with the First Supplemental Indenture.

The TerreStar Notes are secured by a first priority security interest in the assets of TerreStar Networks, subject to certain exceptions under the indenture. The assets of TerreStar Networks that collateralize the TerreStar Notes of $1,053.2 million as of June 30, 2010, consist primarily of our interest in TerreStar-1, property and equipment, and cash and cash equivalents.

The TerreStar Notes bear interest from the date of issuance at a rate of 15% per annum. Per the provisions of the TerreStar Notes, additional interest of up to 1.5% per annum may accrue if certain milestones are not met by TerreStar. We are required to account for the potential interest rate adjustments, in accordance with FASB authoritative guidance relating to derivatives. At June 30, 2010, the value of TerreStar Notes includes $2.8 million relating to fair value of the contingent interest derivative.

Until and including February 15, 2011, interest on the TerreStar Notes is payable in additional TerreStar Notes on each February 15 and August 15, starting August 15, 2007. Thereafter, interest on the TerreStar Notes will be payable in cash on February 15 and August 15, starting August 15, 2011. During the six months ended June 30, 2010, $63.3 million of interest was converted into additional TerreStar Notes in accordance with the indenture. As of June 30, 2010 and December 31, 2009, the carrying value of the TerreStar Notes, net of discount including the contingent interest derivative and accrued interest, was $857.1 million and $791.9 million, respectively.

TerreStar Exchangeable Notes

In February 2008, TerreStar Networks issued $150 million aggregate principal amount of TerreStar Exchangeable Notes due 2014 pursuant to an indenture dated February 7, 2008, with U.S. Bank National

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the six months ended June 30, 2010, $5.5 million of interest was converted into additional TerreStar Exchangeable Notes in accordance with the Exchangeable Note Indenture. As of June 30, 2010 and December 31, 2009, the carrying value of the TerreStar Exchangeable Notes, net of discount including interest, was $108.6 million and $94.7 million, respectively.

TerreStar-2 Purchase Money Credit Agreement

On February 5, 2008, TerreStar Networks entered into a $100 million TerreStar-2 Purchase Money Credit Agreement, among TerreStar Networks, as the borrower, the guarantors party thereto from time to time, U.S. Bank National Association, as collateral agent, and Harbinger and EchoStar, as lenders.

Amounts outstanding under the Credit Agreement bear interest at a rate of 14% per annum and mature on February 5, 2013. This interest is payable in additional notes through February 2012 and payable in cash thereafter. In addition to certain covenants customary for credit facilities, the financing will be advanced as required and solely used to fund the completion of the TerreStar-2 satellite. As June 30, 2010 and December 31, 2009, the liability recorded for the Credit Agreement, including accrued interest, was $72.6 million and $67.9 million, respectively.

Since we have not timely redeemed the Series A and B Preferred Stock, to the extent of funds legally available in excess of $10 million to redeem preferred stock pursuant to Delaware Law, a default has occurred under our Credit Agreement, that unless cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $72.6 million becoming immediately due and payable and recorded as current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2010. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $1,077.8 million becoming immediately due and payable.

Note 10. Stockholders’ Equity

Preferred Stock

As of June 30, 2010, we had 5.0 million authorized shares of preferred stock, consisting of 0.45 million Series A Preferred shares, 0.5 million Series B preferred shares, 1 Series C preferred share, 1 Series D preferred share, 1.9 million Series E preferred shares and approximately 2.1 million shares undesignated.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Series A and B Preferred Stock

Pursuant to the outstanding redemption obligation as of April 15, 2010, we account for Series A and B Preferred Stock as current liability under the applicable accounting standard guidance. Dividends on Series A and B Preferred Stock are due bi-annually in April and October, payable at TerreStar Corporation’s option in cash at a rate of 5.25% per annum or in common stock at a rate of 6.25% per annum through April 15, 2010. Per the terms of the issuance, on April 15, 2010, we had a redemption requirement of $408.5 million in principal plus unpaid dividends. We did not redeem the Series A and B Preferred Stock on the Redemption Date. Accordingly, due to our failure to redeem, the holders of the Series A Preferred Stock will, in addition to any other rights available, have the right, subject to proper notice as set forth below, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect two members to our board of directors until all outstanding shares of the Series A Preferred Stock have been redeemed. Similarly, the holders of the Series B Preferred Stock will, in addition to any other rights available, have the right, subject to proper notice as set forth below, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect a majority of members to our board of directors until all outstanding shares of the Series B Preferred Stock have been redeemed. The board election rights available to the holders of the Series A Preferred Stock and Series B Preferred Stock will become effective, only if our failure to redeem continues for 30 consecutive days following the notice to us of our failure to redeem is given by the holders of at least 25% of the Series A Preferred Stock or the Series B Preferred Stock, as the case may be, then outstanding. We have received indications from certain parties that holders of the Series A and B Preferred Stock intend to exercise their rights to elect members to our board of directors due to our failure to redeem the Series A and B Preferred Stock on the Redemption Date.

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

Common Stock Purchase Warrants

As of June 30, 2010, there were no outstanding warrants on our common stock.

The following table summarizes the warrant activity for the six months ended June 30, 2010:

TerreStar Corporation	Warrants	Weighted- average exercise price per share
Outstanding at January 1, 2010	433,364	$23.86
Expired	(433,364)	23.86

Outstanding at June 30, 2010	—	$—

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Variable Interest Entities

We own 33 1 /3% of the voting equity in TerreStar Canada Holdings which, in turn, owns 80% of the voting equity of TerreStar Canada, the entity holding the Industry Canada approvals needed to launch and operate TerreStar-1 for the purpose of providing mobile satellite services in Canada. We also maintain our existing 20% voting equity of TerreStar Canada, which results in a 46.6% effective ownership interest. TerreStar Canada holds legal title to TerreStar-1 and TerreStar Networks has been granted an irrevocable right to use a minimum of 90% capacity on the TerreStar-1 satellite, pursuant to an agreement.

We adopted a new accounting standard effective January 1, 2010, that modified the consolidation guidance applicable to variable interest entities, replacing the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with a more qualitative approach. We performed a reassessment of the primary beneficiary determination of TerreStar Canada in accordance with the new standard. The new standard specifies that an entity will be deemed to have a controlling financial interest (the primary beneficiary) in a variable interest entity if it has both: 1) the power to direct the activities of a variable interest entity that most significantly impact the variable interest entity’s economic performance; and 2) the obligation to absorb losses of the variable interest entity or the right to receive benefits from the variable interest entity. We believe that we continue to be primary beneficiary of TerreStar Canada, and therefore the adoption of this standard had no effect on the accompanying condensed consolidated financial statements.

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

Our current maximum direct financial exposure to loss includes the historical investment in TerreStar Canada and intercompany receivables from TerreStar Canada. Creditors of TerreStar Canada have no recourse or rights to our assets or general credit. As of June 30, 2010, TerreStar Canada has no debt or financing arrangements with any third parties. Subject to certain limitations, we can exercise our contractual rights to prevent TerreStar Canada from undertaking business activities that may expose them to undue financial or other business risks.

Note 11. Stock-Based Compensation

We offer stock options and other long-term incentive awards under the following two plans:

•	the 2006 TerreStar Corporation Equity Incentive Plan (the “2006 Plan”); and

•	the TerreStar Global Ltd. 2007 Share Incentive Plan (the “Global Plan”).

We account for stock-based compensation based on fair value measured at the grant date and recognize as expense over the service period. The equity-based compensation expense of $0.5 million and $1.3 million and

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$0.5 million and $4.3 million for the three and six months ended June 30, 2010 and 2009, respectively, is included in general and administrative expense in the condensed consolidated statements of operations for the awards under the 2006 Plan and the Global Plan. The weighted average contractual remaining life of the stock options under the 2006 Plan as of June 30, 2010 was 7.19 years. The total unrecognized stock compensation expense as of June 30, 2010 was approximately $1.8 million.

2006 TerreStar Corporation Equity Incentive Plan

The 2006 Plan initially authorized the issuance of a total of 10 million (and was later amended in October 2007 to increase to 11 million) incentive stock options, non-qualified stock options, restricted shares, performance shares and performance units. As of June 30, 2010, approximately 1.2 million shares remain available for issuance under the 2006 Plan. We did not grant any new stock options during three and six months ended June 30, 2010 and 2009.

The following tables summarize the stock option activity for the 2006 Plan.

	Options to acquire shares	Weighted- average exercise price per share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	6,486,290	$9.46	$—
Forfeited/Expired	(1,743,325)	11.03	—

Outstanding at June 30, 2010	4,742,965	$8.89	$15

Exercisable at June 30, 2010	3,626,768	$11.20	$15

	Options to acquire shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2010	1,741,398	$2.22
Forfeited/Expired	(50,000)	0.84
Vested	(575,201)	5.44

Non-vested at June 30, 2010	1,116,197	$0.58

Restricted Stock Awards

The fair value of restricted stock awards is based on the stock price at the date of grant. Restricted stock awards generally vest over three years.

The following table summarizes the restricted stock activity as of June 30, 2010:

TerreStar Corporation	Restricted Shares	Weighted- average grant date fair value
Non-vested at January 1, 2010	2,286,929	$1.35
Granted	41,000	1.05
Forfeited	(323,501)	1.33
Vested	(346,685)	1.38

Non-vested at June 30, 2010	1,657,743	$1.35

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

TerreStar Global Ltd. 2007 Share Incentive Plan

Pursuant to the terms of the Global Plan, TerreStar Global may issue up to an aggregate of 3.8 million shares of common stock in the form of options or other equity-based incentive awards to directors, officers, employees and service providers. Under this plan, as of June 30, 2010, there were 1.0 million options outstanding, of which 0.6 million options were exercisable. The weighted average exercise price of options outstanding and exercisable was $0.42 and the weighted average grant date fair value of options outstanding and exercisable was $0.29. There were no options granted, cancelled or exercised during the three and six months ended June 30, 2010 and 2009, respectively.

TerreStar Global-Warrants

These relate to previously issued warrants to our board and former board members. These warrants vested immediately and expire on July 9, 2012, or earlier if fully exercised or otherwise cancelled per the warrant agreement’s terms. Subject to certain limitations, the warrants are freely transferable.

The following table summarizes the TerreStar Global warrants that are outstanding and exercisable as of June 30, 2010.

	Warrants Outstanding		Exercisable
Exercise Price	As of June 30, 2010	Weighted Average Contractual Life Remaining	As of June 30, 2010
$0.42	553,100	1.9 years	553,100

Note 12. Income Tax Expense

We use the asset and liability method of accounting for income taxes. We recorded income tax expense of $0.6 million and $1.4 million, respectively, for the three and six months ended June 30, 2010, primarily pertaining to deferred tax expense relating to the tax amortization of an indefinite-lived intangible asset. We did not record any adjustment to uncertain tax positions during the three and six months ended June 30, 2010 and provided a full valuation allowance against our deferred tax assets.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At June 30, 2010, we had no accrued interest or penalties. We have currently no periods under audit by the Internal Revenue Service. Due to our net operating loss carry-forward position in the U.S., the tax years from 2002 forward may be adjusted by the internal Revenue Service. We are not aware of any issues for open years, which upon examination by a taxing authority are expected to have a material adverse effect on the results of operations.

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13. Loss per Share

The computation of net loss per share is shown below:

(In thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Loss per Share (Basic and Diluted):
Net Loss available to Common Stockholders	$(62,451)	$(60,002)	$(128,925)	$(112,079)
Weighted-Average Common Shares Outstanding	139,689	134,611	139,617	127,869
Basic and Diluted net loss per share	$(0.45)	$(0.44)	$(0.92)	$(0.87)

For the six months ended June 30, 2010, 73.7 million dilutive shares calculated on an “if converted” basis for the Series A and B Preferred, Series E Preferred stock and TerreStar Exchangeable Notes and 1.7 million shares of unvested restricted stock were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. Shares issuable under the equity plans were also anti-dilutive, since we incurred a net loss for the three and six months ended June 30, 2010 and 2009.

Note 14. Related Party Transactions

In January 2010, we entered into an Exclusivity Agreement (“Original Exclusivity Agreement”) with Harbinger in which we received a $30 million prepayment of lease payments under the Spectrum Manager Lease Agreement and in exchange, for a period of 90 days from the date of the Original Exclusivity Agreement, we would negotiate in good faith on an agreement for the use of our S-band spectrum. Additionally, the Original Exclusivity Agreement imposed on us certain solicitation restrictions for entering into any transaction regarding the S-band Spectrum with any third party during the 90 days period, which expired on April 26, 2010 without an agreement for the use of our S-band spectrum being executed.

On May 6, 2010, TerreStar Networks entered into a Satellite Minutes Agreement (“Minutes Agreement”) with SkyTerra and SkyTerra, LP, a wholly-owned subsidiary of SkyTerra (“SkyTerra LP,” and together with SkyTerra “SkyTerra Entities”), whereby the SkyTerra Entities will purchase minutes of voice or data transmission and satellite capacity to use on TerreStar-1. The SkyTerra Entities have prepaid us $40.0 million for the satellite minutes usage; SkyTerra is responsible for all other purchase price payments. SkyTerra is indirectly owned by Harbinger.

The SkyTerra Entities may begin using the satellite minutes at any time within one year after TerreStar Networks launches commercial service. The SkyTerra Entities will have five years, which shall be automatically extended for an additional five years in the event there are any unused satellite minutes remaining at the end of the initial five year period, to use the satellite minutes. The SkyTerra Entities may at their discretion credit all or part of the portion of the purchase price attributable to any unused satellite minutes to outstanding payments, if any, then due from the SkyTerra Entities to TerreStar Networks under any agreement for the use of our S-band spectrum described below and if there are no such payments due or the SkyTerra Entities choose not to so credit all or a portion of the purchase price thereto, the unused satellite minutes will expire at the end of the second five year period.

As an inducement for the SkyTerra Entities to enter into the Minutes Agreement, on May 6, 2010, we entered into a new Exclusivity Agreement (“New Exclusivity Agreement”) with the SkyTerra Entities and an affiliate of Harbinger (together “SkyTerra/Harbinger”), whereby we agreed that, for a period of 90 days from the date of the

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New Exclusivity Agreement, we will negotiate in good faith on an agreement for the use of our S-band spectrum, and that we will not (i) solicit or encourage the submissions of proposals or offers relating to the S-band spectrum from any person other than with SkyTerra/Harbinger or an affiliate thereof, (ii) enter into any written or oral agreement relating to the S-band spectrum with any person other than with SkyTerra/Harbinger or an affiliate thereof nor (iii) participate in discussions or negotiations with, or furnish any non-public information to, any person in connection with a possible transaction regarding the S-band spectrum the effect of which would grant any third party rights with respect to the S-band Spectrum that would interfere with or obstruct the use of the S-band Spectrum by SkyTerra/Harbinger or otherwise make it unavailable for use by SkyTerra/Harbinger or limit our ability or SkyTerra/Harbinger’s ability to enter into a transaction regarding the S-band spectrum. This exclusivity period ended on August 4, 2010.

Note 15. Commitments and Contingencies

We have the following contractual commitments and debt obligations as of June 30, 2010:

(in thousands)	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
Satellites(a)	$94,627	$29,822	$29,269	$4,068	$31,468
Leases	6,769	3,747	2,974	32	16
Network Equipment and Operational Services(b)	65,500	62,900	2,600	—	—
Preferred Stock Obligations(c)	435,078	435,078	—	—	—
Debt Obligations(d)	1,776,504	2,982	1,773,522	—	—

Total	$2,378,478	$534,529	$1,808,365	$4,100	$31,484

(a)	Includes commitment towards the TerreStar-2 Satellite relating to approximately $50.1 million of orbital incentives, $25.9 million of satellite construction and restart costs, $10.7 million of satellite base and beam system contracts, and $7.9 million for storage.
(b)	The cost of certain development efforts are shared with other operators. We could incur additional commitments related to those efforts in the event that one or more of those operators discontinued their participation.
(c)	Includes redemption obligation for Series A and Series B Preferred stock of $408.5 million principal amount due on April 15, 2010. See Note 10-Stockholders’ Equity for details.
(d)	Debt Obligations are comprised of $550 million TerreStar Notes due 2014, the $150 million TerreStar Exchangeable Notes due 2014, and current borrowing under the TerreStar-2 Purchase Money Credit Agreement due 2013 for TerreStar-2, plus accrued interest. Refer to “Going Concern, Liquidity and Capital Resources” for details.

Note 16. Legal Matters

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

The Dondero Affiliates’ first remaining lawsuit was filed in August 2005 in a Texas state district court in Dallas County, Texas. This suit challenges the validity of our Series A Preferred Stock, and also claims that the

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dondero Affiliates were induced to purchase the Series A Preferred Stock by reason of various supposed misrepresentations and omissions. The Dondero Affiliates seek damages and rescission of their $90 million purchase of 90,000 shares of Series A Preferred Stock. We believe that these claims are without merit, and intend vigorously to defend this suit, which is set for trial in October 2010.

The Dondero Affiliates’ second remaining lawsuit was filed in February 2008 in the Commercial Division of the New York Supreme Court. In this suit, the Dondero Affiliates contend that certain transactions, including the September 2005 exchange offer by virtue of which we exchanged our outstanding shares of Series A Preferred Stock for a new class of Series B Preferred Stock, caused the occurrence of the Senior Security Trigger Date, supposedly requiring us to issue a Senior Security Notice, entitling the Dondero Affiliates to redeem their Series A Preferred Stock. At a June 18, 2009 hearing, the court stayed proceedings in the lawsuit, and on April 27, 2010, the Dondero Affiliates filed a Stipulation of Discontinuance Without Prejudice so that they can seek leave to assert the claims previously asserted in this action, in the subsequently-filed litigation in the Chancery Court of Delaware, which is referenced below. We believe that these claims are without merit.

The Dondero Affiliates’ third remaining lawsuit was filed in December 2008 in the Court of Chancery of the State of Delaware. In this lawsuit, the Dondero Affiliates contend that certain financing transactions entered into by us in February 2008 with Harbinger, EchoStar, and other investors constituted a change in control of TerreStar Corporation under the Series A Preferred Stock’s certificate of designations. The Dondero Affiliates allege that this change of control occurred in at least two ways: (i) they allege that Harbinger acquired control of 58% of TerreStar Corporation’s voting stock; and (ii) they allege that Harbinger and EchoStar constitute a group that together acquired control of more than 50% of TerreStar Corporation’s voting stock. The Dondero Affiliates ask the court to require us to issue a notice of change of control under the Certificate of Designation for the Series A Preferred Stock and redeem such stock for $90 million plus dividends and escrow premiums. In the alternative, they seek unspecified damages. The parties are currently engaged in discovery. Additionally, as discussed above, the Dondero Affiliates’ have indicated that they will seek the leave of court to amend their complaint to assert herein claims previously pleaded in the State of New York. We believe that these claims are without merit and intend vigorously to defend against this suit.

On October 19, 2005, we filed a petition in a Texas state court in Dallas County, alleging that Mr. Dondero seriously and repeatedly breached his fiduciary duties as a director to advance his own personal interests. The suit is set for trial in June 2011. Dondero has not filed a counterclaim or other pleading seeking damages from the Company; he has asserted a claim for indemnification, which the Company has denied.

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

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Fair Value

We record certain financial assets and liabilities at fair value. Our financial assets and liabilities measured at fair value on a recurring basis, which are subject to the disclosure requirements under the fair value measurement standard, at June 30, 2010 were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of June 30, 2010
Financial assets:
Money market funds	$3,046	—	—	$3,046

Total assets measured at fair value	$3,046	—	—	$3,046

Financial liabilities:
Contingent interest derivatives	—	—	$2,848	$2,848

Total liabilities measured at fair value	—	—	$2,848	$2,848

The following table represents our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2010:

(In thousands)	Contingent Interest Derivative
Balance at January 1, 2010	$3,040
Changes in fair value of contingent interest derivative liability	(192)

Balance at June 30, 2010	$2,848

The following are the financial instruments recorded in the consolidated financial statements at carrying value as of the reporting periods presented, for which the fair value was determined based on the authoritative guidance for fair value measurements:

	As of June 30, 2010		As of December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
TerreStar Notes including contingent interest derivative and accrued interest, thereon (net of discounts)	$857,059	$866,405	$791,930	$770,488
TerreStar Exchangeable Notes and accrued interest, thereon (net of discounts)	$108,623	$140,987	$94,729	$135,597
TerreStar-2 Purchase Money Credit Agreement including contingent interest derivative and accrued interest, thereon	$72,622	$69,717	$67,914	$62,418

We determined that there exists no active market for the TerreStar Notes, Exchangeable Notes and debt under the TerreStar-2 Purchase Money Credit Agreement. Therefore, we used the discounted cash flow (DCF) model as the primary quantitative valuation technique for disclosing the fair value of debt. In developing the valuation model, we determined expected cash flows, expected period coupon rate, market yield, and principal

TERRESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

repayments as key inputs. Under the model, the fair market value of each instrument was based on the yield inputs from the JP Morgan CCC High Yield Index. The primary assumption is these observable yields are reliable proxies for investor required yield, and reflect the appropriate risk and reflect market information.

Note 18. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2010 and 2009 is presented in the table below.

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Non-cash investing and financing activities
Accrued purchase of property, plant and equipment, net	$17,639	$—
Interest capitalized on satellites and terrestrial networks under construction	$52,202	$38,224
Paid-in-kind interest	$73,785	$61,873
Dividend liability accrued but not paid	$7,184	$354
Accretion of issuance costs on Series A and Series B preferred stock	$1,310	$2,256
Stock dividend to Series B preferred shareholders	$––	$9,951
Expiration of common stock warrants	$11,999	$2,559

Note 19. Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists solely of cumulative foreign currency translation adjustments. Reconciliation of comprehensive loss (net of taxes) for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Net Loss	$(68,641)	$(58,544)	$(133,099)	$(108,007)
Foreign currency translation adjustment	(1,998)	163	(50)	150

Comprehensive Loss	(70,639)	(58,381)	(133,149)	(107,857)

Less : Comprehensive loss attributable to noncontrolling interests	7,449	5,899	12,509	10,833

Comprehensive loss attributable to TerreStar Corporation	$(63,190)	$(52,482)	$(120,640)	$(97,024)

Note 20. Subsequent Events

We evaluated all material events or transactions that occurred after the consolidated balance sheet date as of June 30, 2010. During this period, we did not have any material subsequent events except as noted below:

•

On July 2, 2010, TerreStar Networks announced that it had renewed the in-orbit insurance on TerreStar-1 for one additional year. TerreStar Networks also announced that it expects to begin commercial roll out of the TerreStar GENUS™ smartphone in September 2010.

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

Business Overview

TerreStar Corporation, a Delaware corporation, is in the mobile communications business through its ownership of TerreStar Networks, its principal operating subsidiary, and TerreStar Global.

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

As of June 30, 2010, we had four wholly-owned subsidiaries, MVH Holdings Inc., Motient Holdings Inc., TerreStar Holdings Inc., and TerreStar New York Inc. Motient Ventures Holding Inc., a wholly-owned subsidiary of MVH Holdings Inc., directly holds approximately 89.3% and 86.5% interest in TerreStar Networks and TerreStar Global, respectively.

Based on the current plans, we have substantial doubt that our cash, investments and available borrowing capacity as of June 30, 2010 will be sufficient to cover the projected funding needs for the third quarter of 2010. We will likely face a cash deficit in the third quarter of 2010 unless we obtain additional capital. We cannot guarantee that financing sources will be available or available on favorable terms. Please see “Going Concern, Liquidity and Capital Resources” below for more information.

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

As of June 30, 2010, we owned approximately 89.3% of the outstanding shares of TerreStar Networks and have included the financial results of TerreStar Networks for the purpose of the consolidated financial statements.

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

TerreStar Global Ltd.

TerreStar Global was initially formed in 2005 as a wholly-owned subsidiary of TerreStar Networks. We have consolidated the financial results of TerreStar Global since its inception. In late 2006, TerreStar Corporation became the indirect majority holder of TerreStar Global. As of June 30, 2010, we owned approximately 86.5% of the outstanding shares of TerreStar Global.

TerreStar Holdings Inc.

TerreStar Holdings was formed in September 2009 as a wholly-owned subsidiary of TerreStar Corporation. TerreStar 1.4 Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of TerreStar Holdings, holds the FCC licenses for certain 1.4GHz terrestrial spectrum and has entered into a lease of that spectrum with an affiliate of Harbinger Capital Partners Master Fund I, Ltd (“Harbinger affiliate”). At June 30, 2010, TerreStar Corporation’s condensed consolidated financial statements include TerreStar Holdings and its wholly-owned subsidiary TerreStar 1.4 Holdings LLC.

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

In September 2009, we entered into a Spectrum Manager Lease Agreement, under which the Harbinger affiliate is leasing our rights to use certain 1.4GHz terrestrial spectrum. The lease has an initial term through April 2017, renewable at the lessee’s option for two additional terms of ten years each subject to FCC renewal of the licenses. The lease payments are initially $1 million per month and increased to $2 million per month in June 2010. Under certain conditions the lessee has an option, but not the obligation, to purchase the licenses, subject to the approval of our board. The lessee also has a right of first refusal to match the price (less a credit for certain amounts paid under the agreement) in any potential transfer of the licenses to a third party.

In January 2010, in exchange for a $30 million prepayment of amounts due under the lease, we entered into further agreements with Harbinger. We agreed to negotiate with Harbinger on an exclusive basis for a period of 90 days towards an agreement under which our S-band spectrum would be pooled with other spectrum to provide mobile communications services. As part of this exclusivity agreement, we have agreed that we would not enter into any agreement relating to the S-band spectrum other than with Harbinger, nor grant any third party rights with respect to the S-band spectrum that would interfere with the use of the S-band spectrum by Harbinger or limit our ability to enter into a transaction with Harbinger regarding the S-band spectrum.

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

We have received a prepayment for satellite minutes

As noted above, in January 2010, we entered into an Exclusivity Agreement (“Original Exclusivity Agreement”) with Harbinger in which we received a $30 million prepayment of lease payments under the Spectrum Manager Lease Agreement and in exchange, for a period of 90 days from the date of the Original Exclusivity Agreement, we would negotiate in good faith on an agreement for the use of our S-band spectrum. Additionally, the Original Exclusivity Agreement imposed on us certain solicitation restrictions for entering into any transaction regarding the S-band Spectrum with any third party during the 90 days period, which expired on April 26, 2010 without an agreement for the use of our S-band spectrum being executed.

On May 6, 2010, TerreStar Networks entered into a Satellite Minutes Agreement (“Minutes Agreement”) with SkyTerra and SkyTerra, LP, a wholly-owned subsidiary of SkyTerra (“SkyTerra LP,” and together with SkyTerra “SkyTerra Entities”), whereby the SkyTerra Entities will purchase minutes of voice or data transmission and satellite capacity to use on TerreStar-1. The SkyTerra Entities have prepaid us $40.0 million for the satellite minutes usage.

The SkyTerra Entities may begin using the satellite minutes at any time within one year after TerreStar Networks launches commercial service. The SkyTerra Entities will have five years, which shall be automatically extended for an additional five years in the event there are any unused satellite minutes remaining at the end of the initial five year period, to use the satellite minutes. The SkyTerra Entities may in their discretion credit all or part of the portion of the purchase price attributable to any unused satellite minutes to outstanding payments, if any, then due from the SkyTerra Entities to TerreStar Networks under any agreement for the use of our S-band spectrum described below and if there are no such payments due or the SkyTerra Entities choose not to so credit all or a portion of the purchase price thereto, the unused satellite minutes will expire at the end of the second five year period.

As an inducement for the SkyTerra Entities to enter into the Minutes Agreement, on May 6, 2010, we entered into a new Exclusivity Agreement (“New Exclusivity Agreement”) with the SkyTerra Entities and an affiliate of Harbinger (together “SkyTerra/Harbinger”), whereby we agreed that, for a period of 90 days from the date of the New Exclusivity Agreement, we will negotiate in good faith on an agreement for the use of our S-band spectrum, and that we will not (i) solicit or encourage the submissions of proposals or offers relating to the S-band spectrum from any person other than with SkyTerra/Harbinger or an affiliate thereof, (ii) enter into any written or oral agreement relating to the S-band spectrum with any person other than with SkyTerra//Harbinger or an affiliate thereof nor (iii) participate in discussions or negotiations with, or furnish any non-public information to, any person in connection with a possible transaction regarding the S-band spectrum the effect of which would grant any third party rights with respect to the S-band Spectrum that would interfere with or obstruct the use of the S-band Spectrum by SkyTerra/Harbinger or otherwise make it unavailable for use by SkyTerra/Harbinger or limit our ability or SkyTerra/Harbinger’s ability to enter into a transaction regarding the S-band spectrum. This exclusivity period ended on August 4, 2010.

Our exchange offers and consent solicitation expired.

On April 2, 2010, we terminated the offers to exchange our Series A, B and E Preferred Stock for newly issued Series F Preferred Stock and Series G Junior Preferred Stock of TerreStar Holdings Inc. and solicitation for consents to certain proposed amendments to the certificate of designation of our Series B Preferred Stock and the indenture governing our 6.5% Exchangeable PIK Notes due 2014, which was originally initiated on November 16, 2009. The offers to exchange and solicitation for consent were terminated because certain conditions precedent to the offers to exchange and solicitation for consent had not been satisfied. Pursuant to the expiration of the offers to exchange, on April 15, 2010, our redemption requirements of $408.5 million in principal plus unpaid dividends for the Series A and B Preferred materialized. Currently we have made no payments towards outstanding principal and dividends outstanding nor converted them into shares of our common stock.

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

Since we have not timely redeemed the Series A and B Preferred Stock, to the extent of funds legally available in excess of $10 million to redeem preferred stock pursuant to Delaware Law, a default has occurred under our Credit Agreement, that unless cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $72.6 million becoming immediately due and payable and recorded as current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2010. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $1,077.8 million becoming immediately due and payable.

Results of Operations—Consolidated

Three Months Ended June 30, 2010 and 2009

Revenue:

During the three and six months ended June 30, 2010, we recorded $3.2 million and $6.2 million, respectively, as revenue pursuant to our Spectrum Manager Lease Agreement entered in September 2009, leasing the rights to use certain 1.4GHz terrestrial spectrum to a related party. We had no revenue for the three or six months ended June 30, 2009.

Operating Expenses:

	Three Months Ended June 30,
	2010	2009	Change	% Change
	(in thousands)
General and administrative	$20,033	$13,069	$6,964	53.3%
Research and development	20,804	22,896	(2,092)	(9.1)%
Depreciation and amortization	6,391	5,967	424	7.1%
Impairment of property and equipment	947	—	947	NM

Total operating expenses	$48,175	$41,932	$6,243	14.9%

	Six Months Ended June 30,
	2010	2009	Change	% Change
	(in thousands)
General and administrative	$44,466	$29,690	$14,776	49.8%
Research and development	40,400	36,478	3,922	10.8%
Depreciation and amortization	12,476	11,716	760	6.5%
Impairment of property and equipment	947	—	947	NM

Total operating expenses	$98,289	$77,884	$20,405	26.2%

NM: Not Meaningful

(1)	General and administrative expense includes approximately $0.5 million and $1.3 million, and $0.4 million and $4.3 million of stock-based compensation expenses for three and six months ended June 30, 2010 and 2009, respectively.

General and administrative:

Our general and administrative expenses increased by $7.0 million or 53.3% for the three months ended June 30, 2010 as compared to the same period in 2009. The change in the expenses for the three months ended June 30, 2010 is the result of a $1.0 million increase in expenses incidental to handset operational readiness, $2.8 million in increased salary and benefits payments, $1.6 million increase in consulting expenses and $1.2 million in increased legal fees due to the ongoing financing efforts and $0.4 million increase in other administrative expenses.

Our general and administrative expenses increased by $14.8 million or 49.8% for the six months ended June 30, 2010 as compared to the same period in 2009. The change in the expenses for the six months ended June 30, 2010 is primarily the result of a $6.0 million write-off of a deposit that is no longer recoverable, $1.9 million in increased expense related to handset operational readiness, $3.4 million increase in consulting services related to network operations, $2.7 million in increased legal fees due to the ongoing financing efforts and $0.8 million in software and lab maintenance related to the satellite.

Research and development costs:

Research and development costs decreased by $2.1 million or 9.1% for the three months ended June 30, 2010 compared to the same period in 2009. The decrease is related to a $1.0 million decrease in the expense related to handset development and a $1.1 million decrease in satellite related research and development expenses.

Research and development costs increased by $3.9 million or 10.8% for the six months ended June 30, 2010 compared to the same period in 2009. The increase is primarily related to a $5.6 million increase in the expense related to handset development, partially offset by a $1.7 million decrease in satellite related research and development expenses.

Depreciation and amortization:

Depreciation and amortization increased by $0.4 million or 7.1% for the three months ended June 30, 2010 as compared to the same period in 2009 and increased by $0.8 million or 6.5% for the six months ended June 30, 2010 as compared to the same periods in 2009. Depreciation expense corresponds to additional purchase of lab equipment and software during the second half of 2009 and early 2010.

Other Income (Expense):

	Three Months Ended June 30,
	2010	2009	Change	% Change
	(in thousands)
Interest expense	$(23,123)	$(15,853)	$(7,270)	45.9%
Interest and other income	77	242	(165)	(68.2)%

	Six Months Ended June 30,
	2010	2009	Change	% Change
	(in thousands)
Interest expense	$(39,810)	$(29,892)	$(9,918)	33.2%
Interest and other income	194	770	(576)	(74.8)%

Interest expense:

Interest expense increased by $7.3 million or 45.9% for the three months ended June 30, 2010 as compared to the same period in 2009 and increased by $9.9 million or 33.2% for the six months ended June 30, 2010 as compared to the same period in 2009. This increase is primarily due to interest on additional TerreStar Notes and Exchangeable Notes for interest paid-in-kind and dividends accrued on our Series A and B Preferred Stock from the date of redemption.

Interest and other income:

Interest and other income decreased by $0.2 million or 68.2% for the three months ended June 30, 2010 as compared to the same periods in 2009 and decreased by $0.6 million or 74.8% for the six months ended June 30, 2010 as compared to the same periods in 2009. The decrease primarily relates to lower interest rates and decreasing cash and investment balances during the three and six months ended June 30, 2010.

Income Taxes

We recorded income tax expense of $0.6 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, primarily pertaining to deferred tax expense relating to the tax amortization of the indefinite-lived intangible asset. We did not record any adjustment to uncertain tax positions during the three months ended June 30, 2010 and provided a full valuation allowance against our deferred tax assets.

Going Concern, Liquidity and Capital Resources

In assessing our liquidity, we analyze our cash, our investments, anticipated revenue streams and our financing, operating and capital expenditure commitments, including preferred stock redemption obligations. Our principal liquidity needs are to satisfy working capital requirements, operating expenses, capital expenditures and debt and preferred stock redemption obligations. Based on our current plans, there is substantial doubt that the available cash balance, investments and available borrowing capacity as of June 30, 2010 will be sufficient to satisfy the projected funding needs for third quarter of 2010.

Pursuant to a Satellite Minutes Agreement (“Minutes Agreement”) entered on May 6, 2010, with SkyTerra and SkyTerra, LP, a wholly-owned subsidiary of SkyTerra (“SkyTerra LP,” and together with SkyTerra “SkyTerra Entities”), we received $40.0 million as prepayment for satellite minutes usage under the Minutes Agreement. We are currently considering various alternatives to extend our liquidity and raise capital. We cannot guarantee that financing will be available or available on favorable terms. If we fail to obtain necessary financing on a timely basis, we may be forced to curtail operations or take other actions that will impact our ability to conduct our operations as planned. Our 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

We have been exploring numerous strategic and financing alternatives to address our liquidity position and the ability to service our preferred stock and debt obligations, and we have retained legal and financial advisors, both in the United States and Canada, to assist us. We have also commenced restructuring discussions with certain holders of our 15% Secured Notes and 6.5% Exchangeable Notes. As of June 30, 2010, discussions with these stakeholders were ongoing, and they remain ongoing as of the filing of the report in which these financial statements appear. Additionally, we have commenced discussions with some of our major contract counterparties to address the liquidity requirements. There can be no assurances that our strategic and financing alternatives will be successful or consummated. In the event that none of the various alternatives is consummated, we may need to initiate proceedings for relief by making a voluntary bankruptcy filing under Chapter 11 of Title 11 of the United States Code to, among other things, reorganize our capital structure. The factors noted above raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal sources of liquidity consist of our current cash balances, short-term investments and credit available through our secured borrowing under TerreStar-2 Purchase Money Credit Agreement (“Credit Agreement”), of which $42.5 million is available as of June 30, 2010 and which is available solely for construction and completion of our second satellite, TerreStar-2. As of June 30, 2010, we had $15.0 million of cash and cash equivalents.

Our short-term liquidity needs are principally related to our operating expenses, continuing commitments related to the development of our handset, chipset, ground based satellite infrastructure and the redemption obligation under our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Series A and B Preferred Stock”). As of June 30, 2010, we had contractual requirements of $534.5 million due within one year, consisting of approximately $435.1 million related to the Series A and B Preferred Stock; $29.8 million related to our satellite system; $62.9 million related to our handset, chipset, terrestrial network and orbital incentive payments related to our satellite contract; $3.7 million for operating leases and $3.0 million in interest payments for our 6.5% Exchangeable PIK Notes due 2014.

Since we have not timely redeemed the Series A and B Preferred Stock, to the extent of funds legally available in excess of $10 million to redeem preferred stock pursuant to Delaware Law, a default has occurred under our Credit Agreement, that unless cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $72.6 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $1,077.8 million becoming immediately due and payable.

As of June 30, 2010, we had aggregate operational contractual payment obligations of approximately $166.9 million, consisting of approximately $94.6 million for the TerreStar Networks’ satellites and incentive payments; approximately $6.8 million for our operating leases in Reston, Virginia, Lincolnshire, Illinois and Richardson Park, Texas, data centers, and site hosting agreements; and approximately $65.5 million for obligations related to the build out of our terrestrial network and handset and chipset costs. The ability to fund these costs will depend on our future performance, which is subject in part to the execution of post satellite launch activities, general economic, financial and regulatory conditions and other factors that are beyond our control, including trends in the industry and technology developments. Also, we may not be able to obtain additional financing on acceptable terms or at all. Additionally, the terms of our current financing and contractual arrangements include significant limitations, among other factors, on our ability to incur additional debt, collateralize any additional new financing with our assets and the structure of any new financing transaction.

Summary of Cash Flows:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash used in Operating Activities	$(2,324)	$(55,794)
Net cash used in Investing Activities	(18,327)	(67,955)
Net cash used in Financing Activities	(9,441)	(2,245)
Foreign Exchange effect on cash and cash equivalents	4	16

Net decrease in cash and cash equivalents	(30,088)	(125,978)
Cash and Cash Equivalents, beginning of period	45,125	236,820

Cash and Cash Equivalents, end of period	$15,037	$110,842

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 was $2.3 million as compared to net cash used in operating activities for the six months ended June 30, 2009 of $55.8 million. The decrease of $53.5 million is primarily attributable to receipt of prepayments relating to spectrum leasing and satellite minutes, write-off of deposits, amortization of deferred financing cost, impairment of property and equipment, decrease in stock-based compensation expense, and partially offset by increase in operating losses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $18.3 million as compared to net cash used in investing activities for the six months ended June 30, 2009 of $67.9 million. The decrease of $49.6 million is primarily attributable to a decrease in capital expenditures related to satellites.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2010 was $9.4 million as compared to net cash used in financing activities for the six months ended June 30, 2009 of $2.2 million. The increase of $7.2 million is primarily attributable to the payment of $9.4 million for satellite orbital incentive in 2010 offset by $2.2 million in dividends paid on Series A in 2009.

Contractual Cash Obligations

We have the following contractual commitments and debt obligations as of June 30, 2010:

(in thousands)	TOTAL	<1YR	1 to 3 YRS	4-5 YRS	>5 yrs
Satellites(a)	$94,627	$29,822	$29,269	$4,068	$31,468
Leases	6,769	3,747	2,974	32	16
Network Equipment and Operational Services(b)	65,500	62,900	2,600	—	—
Preferred Stock Obligations(c)	435,078	435,078	—	—	—
Debt Obligations(d)	1,776,504	2,982	1,773,522	—	—

Total	$2,378,478	$534,529	$1,808,365	$4,100	$31,484

(a)	Includes commitment towards the TerreStar-2 Satellite relating to approximately $50.1 million of orbital incentives, $25.9 million of satellite construction and restart costs, $10.7 million of satellite base and beam system contracts, and $7.9 million for storage.
(b)	The cost of certain development efforts are shared with other operators. We could incur additional commitments related to those efforts in the event that one or more of those operators discontinued their participation.
(c)	Includes redemption obligation for Series A and Series B Preferred stock of $408.5 million principal amount due on April 15, 2010. See Note 10-Stockholders’ Equity for details.
(d)	Debt Obligations are comprised of $550 million TerreStar Notes due 2014, the $150 million TerreStar Exchangeable Notes due 2014, and current borrowing under the TerreStar-2 Purchase Money Credit Agreement due 2013 for TerreStar-2, plus accrued interest. Refer to “Going Concern, Liquidity and Capital Resources” for details.

Off-Balance Sheet Financing

As of June 30, 2010, we did not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) under Regulation S-K.

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

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by primarily investing in money market funds. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of June 30, 2010. We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in money markets that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

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

An evaluation was performed under the supervision and with the participation of TerreStar Corporation’s and TerreStar Corporation’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in internal control over financial reporting

There has been no change to TerreStar Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, TerreStar Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There has been no material developments during the quarter ended June 30, 2010 in the legal proceedings described in Note 15 to the condensed consolidated financial statements.

Item 1A.	Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2009, as amended, includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K for the year ended December 31, 2009, as amended.

We did not redeem our Series A and B Preferred Stock on April 15, 2010, which has resulted in a continuing redemption requirement of approximately $435.1 million and provides the holders of the Series A and B Preferred Stock the right to elect directors to our Board and has caused a default under our TerreStar-2 Purchase Money Credit Agreement.

Our Series A Preferred Stock and Series B Preferred Stock, by their terms, were mandatorily redeemable on April 15, 2010 (the “Redemption Date”). Since all of the shares of Series A Preferred Stock were not redeemed on the Redemption Date, in addition to any other rights available, the holders of the Series A Preferred Stock have the right, subject to proper notice, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect two members to our board of directors until all outstanding shares of the Series A Preferred Stock have been redeemed. Similarly, since all of the shares of Series B Preferred Stock were not redeemed on the Redemption Date, in addition to any other rights available, the holders of the Series B Preferred Stock have the right, subject to proper notice, voting as a single class with all other parity securities upon which like voting rights have been conferred and are exercisable, to elect a majority of members to our board of directors until all outstanding shares of the Series B Preferred Stock have been redeemed. Such board election rights of the Series A Preferred Stock and Series B Preferred Stock holders will become effective, only if our failure to redeem continues for 30 consecutive days following notice to us of our failure to redeem is given by the holders of at least 25% of the Series A Preferred Stock or the Series B Preferred Stock, as the case may be, then outstanding. We have received indications from certain parties that holders of the Series A and B Preferred Stock intend to exercise their rights to elect members to our board of directors due to our failure to redeem the Series A and B Preferred Stock on the Redemption Date. Additionally, because all of the shares of Series A and B Preferred Stock have not been exchanged, converted into shares of our common stock or redeemed, we have had an ongoing redemption requirements of approximately $435.1 million, including accrued dividends, as of June 30, 2010.

Since we have not timely redeemed the Series A and B Preferred Stock, to the extent of funds legally available in excess of $10 million to redeem preferred stock pursuant to Delaware Law, a default has occurred under our Credit Agreement, that unless cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $72.6 million becoming immediately due and payable. Upon the occurrence of an event of default, the Credit Agreement permits the holders of 30% or more of the outstanding amounts due under the Credit Agreement to elect to accelerate any indebtedness to such lender under the Credit Agreement. If the holders of 30% or more of the outstanding amounts due under the Credit Agreement elect to accelerate the Credit Agreement and such acceleration is not timely withdrawn, an event of default would occur under the respective indentures for our 15% Senior Secured PIK Notes due 2014 and 6.5% Exchangeable PIK Notes due 2014 that if not timely cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $1,077.8 million becoming immediately due and payable.

We Are Not Cash Flow Positive, And We Will Need Additional Liquidity To Fund Our Operations And Fully Fund All Of Our Necessary Capital Expenditures including the ability to service our debt obligations. To the extent that we are unable to successfully seek additional liquidity to fund our operations and fully fund all of our necessary capital expenditures, including the ability to service our debt obligations, we may need to initiate proceedings for relief under Chapter 11 of Title 11 of the United States Code.

We do not generate sufficient cash from operations to cover our operating expenses, and it is unclear when, or if, we will be able to do so. Even if we begin to generate cash in excess of our operating expenses, we expect to require additional funds to meet capital expenditures and other non-operating cash expenses, including but not limited to capital expenditures required to complete and launch our satellite currently under construction. Based on our current business plan, there is substantial doubt that we have sufficient liquidity required to continue operations as planned.

There can be no assurance that the sources of liquidity will provide sufficient funds in the amounts or at the time that funding is required. In addition, if our ability to realize such liquidity from any such source is delayed or the proceeds from any such source are insufficient to meet our expenditure requirements as they arise, we will seek additional equity or debt financing, although such additional financing may not be available on reasonable terms, if at all.

We have been exploring numerous strategic and financing alternatives to address our balance sheet and the ability to service our debt obligations, and we have retained legal and financial advisors, both in the United States and Canada, to assist us. We have also commenced restructuring discussions with certain holders of our 15% Secured Notes and 6.5% Exchangeable Notes. As of June 30, 2010, discussions with these stakeholders were ongoing, and they remain ongoing as of the filing of the report in which these financial statements appear. Additionally, we have commenced discussions with some of our major contract counterparties to address the liquidity requirements. There can be no assurances that our strategic and financing alternatives will be successful or consummated. In the event that none of the various alternatives is consummated, we may need to initiate proceedings for relief by making voluntary bankruptcy filing under Chapter 11 of Title 11 of the United States Code to, among other things, reorganize our capital structure. The factors noted above raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Since we have not timely redeemed the Series A and B Preferred Stock, to the extent of funds legally available in excess of $10 million to redeem preferred stock pursuant to Delaware Law, a default has occurred under our Credit Agreement, that unless cured or waived would, if accelerated, result in obligations as of June 30, 2010, of approximately $72.6 million becoming immediately due and payable.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

EXHIBIT INDEX

Number	Description

10.1†	Amendment No. 2 dated April 28, 2010 to the Master Supply Agreement dated December 1, 2009 by and between TerreStar Corporation, TerreStar Networks and Elektrobit, Inc.

10.2†*	Amendment No. 2 Statement of Work 3 dated February 1, 2010 to the Master Development and License Agreement dated August 10, 2007 by and between TerreStar Networks and Elektrobit, Inc.

10.3†*	Exclusivity Agreement dated May 6, 2010 among TerreStar Corporation, TerreStar Networks Inc., SkyTerra LP, SkytTerra Communications Inc. and HGW Holding Company LP

10.4†*	Satellite Minutes Agreement dated May 6, 2010 among TerreStar Networks Inc, SkyTerra Communications Inc. and SkyTerra LP.

31.1†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of President and Chief Executive Officer (principal executive officer).

31.2†	Certification Pursuant to Rule 13a-14(a)/15d-14(a), of Chief Financial Officer (principal financial officer).

32†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of President and Chief Executive Officer, (principal executive officer) and Chief Financial Officer (principal financial officer).

†	Filed herewith.
*	Filed herewith and pursuant to a confidential treatment request for certain portions of this document

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

Dated: August 6, 2010